Form 10-K405
period 1994-12-31
PGI INC
filed 1995-04-17
CIK 81157

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                              ---------------
                                 FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended            December 31, 1994
                         -------------------------------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ------------ to -----------
     Commission file number             1-6471
                           -------------------------------

                               PGI INCORPORATED
- - -------------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)

           Florida                                          59-0867335
- - -------------------------------------------------------------------------------
(State or other jurisdiction of                      (IRS Employer Ident. No.)
incorporation or organization)

 515 Olive Street, Suite 1400, St. Louis, Missouri              63101
- - -------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's Telephone Number, including area code:        (314) 982-0780
                                                    ---------------------------

Securities registered pursuant to Section 12(b) of the Act:
                                                    Name of each Exchange
           Title of Each Class                       on which Registered
- - --------------------------------------------    -------------------------------
None                                                         None
None                                                         None

Securities registered pursuant to Section 12(g) of the Act:

Common  Stock,  Par Value $.10 per share
6% Convertible Subordinated Debentures due 1992

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                X  Yes       No
              ----      ----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K [X]

     The aggregate market value of voting stock held by non-affiliates of the registrant can not be determined. See page
11 of Form 10-K.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 25, 1995.

     Common Stock $.10 par value, 3,317,555 shares outstanding.

The Index to Exhibits is located on pages 57 to 64 of this report.


                        Page 1 of 64 pages
                                 ----

                             PGI INCORPORATED AND SUBSIDIARIES
                                     FORM 10-K - 1994

                            Contents and Cross Reference Index

Part  Item                                                   Form 10-K
No.   No.  Description                                        Page No.
- - ----  ---- -----------                                       ---------
 I    1  Business
           General                                               3
           Description of Business                              3-4
           Industry Segments                                     4
           Sales and Marketing                                  4-5
           Homesite Sales
             Contracts Receivable and Cancellation Policy       5-6
           Land Inventory                                        6
           Competition                                           7
           Engineering and Development                           7
           Regulation and Environmental Matters                 7-9
           Executive Officers of the Registrant                  9
      2  Properties                                              9
      3  Legal Proceedings                                      10
      4  Submission of Matters to a  Vote of Security Holders   10

II    5  Market for Registrant's Common Equity and
           Related Stockholder Matters                          11
      6  Selected Financial Data                                11
      7  Management's Discussion and Analysis
           of Financial Conditions and Results of Operations   12-23
      8  Financial Statements and Supplementary Data            24
      9  Disagreements on Accounting and
         Financial Disclosure                                   46

III   10 Directors and Executive Officers of The  Registrant   47-48
      11 Executive Compensation                                48-49
      12 Security Ownership of Certain Beneficial Owners
           and Management                                      49-52
      13 Certain Relationships and Related Transactions        52-53

IV    14 Exhibits, Financial Statement Schedules and
         Reports on Form 8-K                                   54-57

Signatures and Power of Attorney                               58-59

Exhibit Index                                                  60-64

                             PART I
                             ------

Item 1.   Business
- - -------   --------

GENERAL

  As used in this Annual Report on Form 10-K, the "Company" refers, unless the context otherwise requires, to PGI Incorporated and its subsidiaries. The Company's offices are at 8120 South Suncoast Boulevard, Homosassa, Florida 34446 and its' executive offices are located at 515 Olive Street, Suite 1400, St. Louis, Missouri
63101, and its telephone number is (314) 982-0780.

  The Company, founded in 1958, engages in the business of building and selling homes, developing and selling homesites and selling undeveloped or partially developed tracts of land.

  The Company sells homes and homesites for cash. Substantially all of the real estate sold or presently offered for sale by the Company is situated within Sugarmill Woods, one of its planned communities in west central Florida. Homesites are offered for sale at an office located within Sugarmill Woods.

  The Company obligated itself to develop its platted homesites by specified dates in its offering statements and property reports filed with various governmental agencies. Development of homesites includes grading, installing streets and drainage, and where applicable, water distribution systems, sewage collection and treatment systems, seawalls, waterways, common grounds or other amenities. The Company has completed the development obligations for all sold homesites. Land and improvement inventories are reported in the Company's financial statements at the lower of historical cost or estimated market value.

  As of January 1, 1995 the Company employed a total of 7 persons in the capacities indicated: 6 in executive, administrative and office capacities; 1 in sales and promotional work.

DESCRIPTION OF BUSINESS

Overview of Company Communities
- - -------------------------------

  Although the Company has developed several thousand lots in southwest Florida during its 37-year history, its current community development activities are located in Citrus County, Florida, in the community of Sugarmill Woods.

  Sugarmill Woods is located five miles south of Homosassa Springs and 60 miles north of Tampa. The Sugarmill Woods area consists of rolling hills covered by cypress, oak and pine trees. Sugarmill Woods lies within the "Nature Coast" area which offers both fresh and salt water fishing and hunting in a state forest. There are public beaches, picnic areas and fishing and camping facilities in the immediate vicinity. Several rivers in the area provide access

- - -------------------------------------------

to the Gulf of Mexico. Sugarmill Woods is located on U.S. 19; U.S. 98 runs diagonally through its southern portion. Single family homesites in Sugarmill Woods generally range in size from 10,000 to 24,000 square feet.

  Sugarmill Woods commenced sales operations in 1974. The subdivision is platted into 20,550 homesites, and as of December
31, 1994 the Company retained ownership of approximately 4,800 acres of undeveloped land or 7,236 undeveloped lots and 740 acres of undeveloped commercial property.

  In July 1992 the Company sold the remainder of its then developed Sugarmill Woods homesite inventory to its primary bank lender (the Secured Lender Transaction, see Item 7 and Note 2 to the consolidated financial statements under Item 8).

  In April of 1994 the Company sold the remainder of its developed Southern Woods inventory to its primary lender (the Second Secured Lender Transaction, see Item 7 and Note 2 to the consolidated financial statements under Item 8).

  All Sugarmill Woods homesites are subject to restrictive covenants, including minimum building requirements, which are designed to ensure that the homes are of high quality and well maintained. In addition to the restrictive covenants, local governmental entities have established zoning regulations which stipulate minimum allowance setbacks, square footage and lot sizes, and also require adherence to land use policies.


INDUSTRY SEGMENTS

  Although in prior years the Company has operated various amenities in support of community development activities, the Company is currently in one dominant industry segment--community development.

SALES AND MARKETING

  The focus of the Company's ongoing sales operations has been and will be concentrated at its Sugarmill Woods project.

  The Company in the past offered resale homesites for sale only at an on-site location. Direct mail, newspapers, magazines, radio, television and highway signboards are utilized to advertise its homesites and homes. Sales are generated by 6 independent contractors.

  In mid-1990 the Company decided to concentrate on rebuilding an off-site broker network to market its Sugarmill Woods developed inventory. The Company executed non-exclusive broker agreements with master brokers located in 16 states and one master broker with sales forces in the Netherlands, Germany, Britain, Belgium, Switzerland and France. With the sale of its developed homesite inventory, the off-site program was terminated in July 1992. The Company is continuing its marketing efforts to sell two of the undeveloped, platted Sugarmill Woods Villages comprising approximately 4,800 acres in bulk. These villages represent approximately 7,236 undeveloped lots.

HOMESITE SALES CONTRACTS RECEIVABLE AND CANCELLATION POLICY

  Historically, substantially all of the Company's homesite sales were made pursuant to agreement for deed installment sales contracts whereby the Company retained title to the homesite until the contract was paid in full. However, during mid-1990 the Company, in anticipation of requirements from the regulatory agencies, changed to selling under a deed, note and mortgage. The deed, note and mortgage program conveys title to the purchaser within 60 days from the sale date, which the Company considers to be positive from a marketing viewpoint. However, should the purchaser default on the mortgage terms it will be necessary for the Company to go through statutorily required foreclosure proceedings at a considerably greater expense than incurred in cancellation of an agreement for deed. Since the Company cannot reasonably estimate the increase in such foreclosure costs, no provision is made related to these sales. The Company does not conduct a credit investigation of its purchasers because homesite purchasers have no personal liability and the Company is not entitled to a personal or deficiency judgment against the purchaser.

  While engaged in installment sales, the Company offered lots for sale to residents of the United States for a 10% down-payment, 10% interest, principal and interest payable over 10 years. Sales to residents of foreign countries require a 20% down payment, 8.5% interest payable over 10 years.

  For sales prior to 1990, the Company provided for losses on future cancellations of contracts receivable on homesite sales by charges to income sufficient, in the opinion of management, to maintain an adequate allowance for such losses. The charge was based on historical collection experience and analysis of delinquencies. Contract receivable balances related to cancelled contracts are charged to the allowance for cancellations.
Contractually, for sales prior to implementation of the deed, note and mortgage, the Company may cancel a contract after the following delinquency periods:

              Percent of Contract          Delinquency
              Price Collected               Period
              ---------------            -------------
              Less than 25%. . . . . . . . . . 90 days
              25% but less than 50%. . . . . .120 days
              50% and over . . . . . . . . . .150 days

  Effective January 1, 1990, the Company adopted the installment method of profit recognition for all homesite sales. The installment method defers a portion of the gross profit at point of sale and recognizes the deferred profit as principal payments on contracts are received (see Item 7 and Note 3 to the consolidated financial statements under Item 8).

  The mortgage deed currently being utilized has a 30 day grace period with notice provision for delinquent payments. Upon expiration of the 30 days the unpaid balance of the mortgage may be accelerated by the Company. Monies paid by the purchaser may be retained by the Company as liquidated damages.

  The Company generally considers a contract delinquent if the scheduled installment payment is over 30 days past due. Although the Company has no formal policy for granting payment extensions, extensions have been granted in certain instances. The following table sets forth delinquency information with respect to homesite contracts receivable as of December 31, 1994:

                                    December 31,    Percent of
                                        1994           Total
                                        ----           -----
Contracts
- - ---------
                               ($ in thousands)
Current. . . . . . . . . . . . $         1,316            60.2%
                               ---------------      ----------
31 days to 60 days delinquent.              97             4.4
u1 days to 90 days delinquent.              58             2.7
Over 90 days . . . . . . . . .             716            32.7
                               ---------------      ----------
  Total delinquency. . . . . .             871            39.8
                               ---------------      ----------
  Total contracts. . . . . . . $         2,187           100.0%
                               ===============      ==========

  With the July 1992 Secured Lender Transaction (see Item 7 and
Note 2 to the consolidated financial statements under Item 8), the Company has sold all of its contracts receivable. The Secured Lender Transaction was without recourse. However, in prior years the Company sold or exchanged receivables on real estate sales.
The receivables were sold or exchanged with recourse to the Company if a receivable becomes more than 90 to 120 days delinquent (see
Note  17  to  the consolidated financial statements under Item 8).


LAND INVENTORY

  The Company believes its land inventory is adequate to support its community development activities and intends to offer for sale all or a portion of approximately 4,800 acres of its unimproved
Citrus County land inventory.

COMPETITION

  The Company's business is highly competitive. The Company competes primarily on the basis of location and quality of its homesites and homes, and the quality of related amenities. A large supply of homesites and other subdivided land in Florida and other states is being offered for sale. There are several land development companies, some of which have greater sales and financial resources than the Company, operating in the same counties as the Company. In the sale of homes, the Company competes with many local builders and contractors and with several major building companies, some of which have greater sales and financial resources than the Company.

  Adverse market conditions resulting from general or local economic conditions, increased raw material and labor costs, increased interest rates, over-building, increased regulation and the availability of acceptable mortgage financing, all of which are beyond the control of the Company, may individually or collectively have a material adverse effect on the Company's business.


ENGINEERING AND DEVELOPMENT

  The Company plans, engineers and oversees the development of its communities. With the completion of its Sugarmill Woods Oak
Village subdivision in 1989, the Company has no remaining contractual development obligations other than maintenance obligations until roads are accepted by local governmental entities.


REGULATION AND ENVIRONMENTAL MATTERS

  In the Company's projects, the nature and extent of improvements, zoning and related matters are subject to the approval of and regulation by various governmental bodies, including city, county, regional and other regulatory agencies of the State of Florida and the Federal government. Sales activities are regulated not only by the State of Florida and the Federal government, but also by the states in which sales are made or solicited.

  Prior to obtaining approval of plats for recording in a county
(a prerequisite to the sale of homesites), the Company must either complete various improvements or post a bond with the appropriate regulatory agency to ensure their completion.

  Additionally, the Company has been required to post cash bonds and at December 31, 1994 approximately $784,000 was held in escrow to collateralize bonds executed by the Company in favor of various Florida counties, the State of Florida and certain other states. The cash bonds are required in connection with obtaining approvals to sell homesites and maintaining water quality in certain waterways constructed by the Company.

  In connection with the sale of Florida real estate, the State of Florida Division of Land Sales, Condominiums and Mobile Homes, ("Division") requires all sales contract documents, all sales literature and accompanying data to be filed with it. Also, the real estate itself must be qualified for sale by the Division. All of the Company's promotional material and all of its subdivisions presently being offered for sale and requiring registration have been so qualified.

  In addition to Florida, certain states impose additional or different requirements. These requirements include inspection of properties by appropriate authorities, approval of sales literature, disclosures to purchasers of specified information, assurances of future improvements, approval of terms of sale and delivery to purchasers of a report describing the property. The Company presently has homesites registered for sale in Florida. The remainder of Sugarmill Woods is registered in Florida and 8 other states where registration is required. Regulation of land sales and subdivision development has become increasingly stringent. In the past the Company has limited or refrained from advertising and selling in certain states where the expense and delay associated with regulatory compliance outweigh the anticipated economic benefits.

  The Company's homesite sales are also subject to Federal regulation. The Federal Interstate Land Sales Full Disclosure Act (the "Land Sales Act") requires developers to file with the Office of Interstate Land Sales Registration a "Statement of Record", including a "Property Report" disclosing material information regarding the property offered. The Property Report must be delivered to each purchaser prior to the execution of the sales contract and the purchaser has seven days within which to rescind the contract. A purchaser may also rescind any purchase contract, or may sue to recover damages, resulting from any sale in violation of the Land Sales Act or the Federal Consumer Credit Protection Act (sometimes referred to as the "Truth in Lending Act"), which requires disclosures to purchasers as to finance charges and other matters in credit transactions.

  The Company also is subject to various laws and governmental regulations concerning environmentally related matters and is required to obtain various permits in its development activities. Despite the Company's success in the past in obtaining necessary permits for its projects, it can be anticipated that increasingly stringent requirements will be imposed upon the Company. Although the Company cannot accurately predict the impact of these requirements, they might result in time-consuming and costly compliance programs, discontinuance of certain operations and substantial expenditures for pollution and water quality control.

In addition, the continued effectiveness of permits already granted is dependent upon many factors, some of which are outside the Company's control, such as changes in policies, rules and regulations, and their interpretation and application, within governmental agencies.

  With the completion of the Sugarmill Woods Oak Village development work, the Company has fulfilled its contractual development obligations to its customers. The Company, however, still owns approximately 4,800 acres of platted, undeveloped property for which it may have to apply for permits in the future should its efforts to sell all or a portion of this property not be successful. If such permits are sought and are denied, the Company might not be able to develop the property as planned which could impact the property's value. However, permitting problems which would materially adversely affect the Company are not anticipated.

  Many of the Federal and State regulatory authorities having jurisdiction over the Company's activities have broad discretionary powers to enforce and interpret the statutes and regulations which they administer, including powers to: enjoin or suspend sales advertising and other sales practices; require additional disclosures in sales literature and property reports; require construction and installation of additional facilities; and revoke licenses and permits relating to the Company's business activities. The issuance of orders of suspension by one or more of such regulatory authorities simultaneously affecting all or a major portion of the Company's properties would materially adversely affect the Company's operations. In addition, the orders of one regulatory authority may conflict with those of another, thereby complicating compliance.


EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding executive officers of the Company is contained in Item 10 of Part III of this Annual Report on Form 10-K (General Instruction G).


Item 2.   Properties
- - -------   ----------

  The Company's primary investments in properties relates to its Sugarmill Woods project. The Company generally has fee simple title to these properties, but substantially all of the Company's properties are encumbered by mortgages under either its primary lender agreement or other financing arrangements (see Item 7 and Note 10 to the consolidated financial statements under Item 8).

Item 3.   Legal Proceedings
- - -------   -----------------

  The Company is a party to a number of lawsuits incidental to the normal operation of its business. Based upon information presently available, the Company does not believe that the resolution of any of the suits individually, or collectively, will have a material adverse effect on its financial position (see Note 17 of Item 8).


Item 4.   Submission of Matters to a Vote of Security Holders
- - -------   ---------------------------------------------------

  A shareholders meeting was not held during the year 1994.

                             PART II
                             -------


Item 5.   Market for Registrant's Common Equity and Related
- - -------   -------------------------------------------------
          Stockholder Matters
          -------------------

  The Company's Common Stock was traded on the American Stock Exchange, Inc. ("AMEX") (trading symbol--PGA) until January 4, 1991 at which time the Company consented to the removal of its Common Stock and 6% Convertible Subordinated Debentures from the AMEX. Subsequent to the AMEX de-listing the Company attempted to establish relations with a brokerage firm who would serve as a market maker for the Common Stock. Based on information received from The National Quotation Bureau, Inc., there have been no reported transactions in the Company's Common Stock since January 29, 1991. During the period January 1, 1991 through January 29, 1991 the high and low bid price for the Common Stock was $.03 and the high and low offer price was $.10. No dividends have ever been paid on the Common Stock, and payment of dividends is restricted under the terms of the two indentures pursuant to which the Company's outstanding debentures are issued. As of December 31, 1994 there were 712 holders of record of the Company's Common Stock and 518 debenture holders.

             1994                               1993
 Quarter     High       Low         Quarter     High       Low
 --------------------------         --------------------------
(Trade information not available    (Trade information not available
 for 1994)                           for 1993)


Item 6.   Selected Financial Data
- - -------   -----------------------

                                                    Year Ended December 31,
                                                    -----------------------
                                       1994        1993        1992       1991      1990
                                       ----        ----        ----       ----      ----
                                           ($ in thousands, except per share amounts)

Revenue                              $ 5,465     $ 4,854     $10,184    $11,316   $17,214
Net loss                             $(1,307)    $(3,039)    $(2,931)   $(5,452)  $(2,002)
Net loss per share:
  Primary <F1>                       $  (.59)    $ (1.11)    $ (1.08)   $ (1.84)  $  (.80)
Total assets                         $12,568     $16,023     $18,011    $36,226   $40,194
Notes, mortgages and
  debentures payable                 $21,811     $24,932     $25,406    $37,420   $37,526
Stockholders' deficiency            $(17,175)   $(15,868)   $(12,829)   $(9,918)  $(4,466)

- - --------------------------

<F1>   Primary  per  share amounts have been computed based on the weighted average number of common shares outstanding during each year.

Item 7.   Management's Discussion and Analysis of Financial
- - -------   -------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

PRELIMINARY NOTE

  The description of the Company's business in this Annual Report on Form 10-K focuses on its traditional core business of selling individual homes and homesites and the construction of residences. Readers should understand as they read the report, however, that at such time the Company is not presently pursuing its core business until its debt obligations have been substantially eliminated. The reason the Company is no longer pursuing its core business is set forth with more particularity below.

  During the fiscal year ended December 31, 1994, the Company's business focus and emphasis changed substantially as it concentrated its sales and marketing efforts almost exclusively on the disposition in bulk of its undeveloped, platted, residential real estate. This change was prompted by its continuing financial difficulties due to the principal and interest owed on its debt and managements' conclusion that a bulk sale was the best way to reduce the Company's debt service obligations. If the Company is successful in its sale of this undeveloped land, its remaining inventory will consist of undeveloped commercial property. There can be no assurance that the Company will be successful in its efforts to effect a bulk sale. Assuming a bulk sale occurs, the Company intends to decide at that point whether it will pursue the development and sale of the commercial property in accordance with its traditional core business plans or whether it will attempt to sell such property in bulk. That decision will depend, in part, on whether the Company believes it can generate more revenue by developing and selling individual commercial properties or by selling in bulk.

RESULTS OF OPERATIONS

  Due to the low level of real estate sales, the Company was unable to make the interest payments scheduled to begin in August 1993. The Company experienced a serious threat to its ability to continue operations because of the Company's inability to generate sufficient sales from its new Southern Woods community. Fortunately, the Company was able to close a major transaction during 1994 with its secured lender, more fully discussed below, which enabled the Company to obtain an extension and reduction of its primary debt.

  Revenues for the year ended December 31, 1994 increased by $611 thousand to $5.5 million compared to revenues of $4.9 million for the year ended December 31, 1993. Revenues for the year ended December 31, 1993 decreased by $5.3 million to $4.9 million compared to revenues of $10.2 million for the year ended December 31, 1992. A net loss of $1.3 million ($.59 per share) was incurred for 1994 compared to a net loss of $3.0 million ($1.11 per share) for 1993 and a net loss of $2.9 million ($1.08 per share) for 1992. Included in the 1994, 1993 and 1992 earnings per share computation is $640,000 ($.19 per share of Common Stock) of annual cumulative preferred stock dividends in arrears.

  In April 1994 the Company entered into a series of agreements wherein the Company sold the remainder of its Southern Woods developed homesites inventory (approximately 72 homesites), the remainder of the undeveloped acreage of Southern Woods
(approximately 200 acres) and 162 prepaid water and sewer connections in exchange for a $2.4 million reduction in the principal due to its primary lender, a net $310,000 reduction in accrued interest due to the primary lender, the satisfaction of $362,000 in other liabilities and additional closing costs of $71,000 (the "Second Secured Lender Transaction"). Included in other income for 1994 is $1.5 million gain related to the sale of the Southern Woods development which represents the excess fair market value over carrying value.

  The resulting principal and interest payable to its primary lender, due to the sale of Southern Woods, retains a maturity date of July 8, 1997. Effective with the closing, the Company's interest rate has been reduced from the default rate of prime plus 5% to prime plus 1.5%. The primary lender has granted the Company a moratorium until May 1995 on any principal and interest payments other than release payments associated with the sale of properties. On May 1, 1995 the Company must pay all accrued interest due as of that date as well as pay the 1993 and 1994 property taxes owed on any properties serving as collateral for the primary debt, estimated in total at approximately $700,000. Failure to remit these amounts on May 1, 1995 will result in an event of default under the loan documents.

  Included in the 1992 earnings is a $1.4 million gain related to the sale of the remainder of its Citrus County developed homesite inventory (approximately 1,300 homesites), 440 acres of Citrus County undeveloped property, its Sugarmill Woods sales office and $4.7 million in receivables on homesite sales in exchange for a $13.7 million reduction in collateralized liabilities and a $2.2 million reduction in uncollateralized liabilities to the Company's primary lender (the "Secured Lender Transaction").

  During the Secured Lender Transaction 350 acres were conveyed to Love-PGI Partners, L.P., holders of a portion of the Company's collateralized convertible debentures. The remainder of the assets sold within the Secured Lender Transaction and the Second Secured Lender Transaction (referred to jointly as the Secured Lender Transactions) were sold without recourse to subsidiaries of the Company's primary lender, BancFlorida, a Naples, Florida based federal savings and loan association ("BancFlorida").

  During 1994 the Company's primary lender merged with First Union Corporation of Florida ("First Union").

  The $1.5 million and $1.4 million gain associated with these transactions are included in other income in the December 31, 1994 and December 31, 1992 consolidated statement of operations, respectively.

Real Estate Activities
- - ----------------------

  Sales revenues by major components for real estate operations
(excluding improvement revenues related to prior sales) for the years 1992 through 1994 were:

                               1994      1993      1992
                               ----      ----      ----
                                   ($ in thousands)
  Home sales                $ 2,340    $3,470    $5,306
  Homesite sales-gross          240       499     2,596
  Acreage sales                 528       -         -
                            -------  --------  --------
                            $ 3,108  $  3,969  $  7,902
                            =======  ========  ========

  Cost by major component for real estate operations (excluding improve costs related to prior sales) for the years 1992 through 1994 were:

                               1994      1993      1992
                               ----      ----      ----
                                   ($ in thousands)
  Home sales                $ 2,324  $  3,379  $  4,931
  Homesite sales-gross          291       140     1,056
  Acreage sales                 155       -         -
                            -------  --------  --------
                            $ 2,770  $  3,519  $  5,987
                            =======  ========  ========

  Gross profit margins by major components for real estate operations for the years 1992 through 1994 were:

                              1994       %        1993      %        1992       %
                              ----       -        ----      -        ----       -
                                                ($ in thousands)

     Home sales              $ 16      .68 %       $91      2.6%     $375      7.0%
     Homesite sales-gross     (51)   (21.1)%       359     71.9%    1,540     59.3%
     Acreage sales            373     70.6 %       -         -        -         -
                              ----    ------     -----     -----    -----     -----
                            $ 338     10.9 %      $450     11.3%   $1,915     24.2%


Home Sales
- - ----------

  Home sales are recorded at closing. Consequently, there is a several month time lag between contract date and revenue recognition.

- - ----------------------

  Data related to home contracts and closings for the periods indicated were:

                                               1994     1993      1992
                                               ----     ----      ----
                                                    ($ in thousands)
       Number of units closed                      22        32        48
       Average closed unit price                 $106      $108      $111
       Number of home sales contracts              14        27        34
       Year-end construction backlog             $  -    $1,774    $2,771


  New home sales decreased from 34 for 1992 to 27 in 1993 and to 14 in 1994, reflecting the impact of the recession on home sales as well as increased competition from other builders in Sugarmill
Woods and Southern Woods.

  Home sales gross profit margins for the years ended December 31, 1994, 1993 and 1992 were .68%, 2.6% and 7.0%, respectively. The
1994 and 1993 gross profit decline is due to a higher overhead percentage allocated to jobs as total construction volume decreased while overhead remained fairly constant.

  The Company believes the current economic conditions and increased competition will continue to negatively impact housing sales during 1995 and that the Company will not experience a substantial improvement in either home sales volume or gross profit margins. In response to this outlook, the Board of Directors approved to temporarily suspend the new home construction operation in Sugarmill Woods.

  Effective July 1, 1994, the Company assigned its interest in the remaining home contracts to another builder in the Sugarmill Woods area, retaining only the rental and resale homesite division as an operating entity. Since the home building division required a substantial amount of accounting and administrative support which was not treated as direct overhead, the Company was able to reduce its work force by 9 people.

Homesite Sales
- - --------------

  With the closing of the Second Secured Lender Transaction, the Company's homesite sales efforts came to an end during the middle part of 1994. After the sale of the Southern Woods development the Company was left with only a few undeveloped homesites. As a result homesite sales decreased $259,000 from $499,000 in 1993 to $240,000 during 1994. The Company does not expect significant homesite sale income for 1995.

  Also, effective January 1, 1990, the Company implemented the installment method of homesite sales reporting in accordance with Statement of Financial Accounting Standard No. 66 "Accounting for

- - --------------------------

Sales of Real Estate" (see Item 1 and Note 3 to the consolidated financial statements under Item 8.). This method is being utilized for all installment sales regardless of the down-payment percentage. With the Secured Lender Transaction non-recourse sale of receivables, all previously deferred profits were recognized during 1992.

Acreage Sales
- - -------------

  Other than the Secured Lender Transactions during 1992 and 1994, no significant bulk sales were generated in 1994, 1993 and 1992.
The acreage sales reported for 1994 include miscellaneous lots and out-parcels located in Charlotte County.

  The Company intends to continue its efforts to sell a portion or all of its remaining 4,800 acres of undeveloped platted property and 600 acres of undeveloped commercial property.

Other Activities
- - ----------------

  The decrease in 1994, 1993 and 1992 interest income is attributable to the July 1992 Secured Lender Transaction which included the sale of $4.7 million of the Company's receivables on real estate. Additionally, the Company's cash accounts are substantially smaller given the decrease in operations. Interest income in 1994 decreased by $119,000 compared to a 1993 decrease of $401,000 from 1992.

  Included in 1994 and 1992 other income is a $1.5 million and $1.4 million gain related to the Secured Lender Transactions. Other income increased in 1994 as the result of the Second Secured Lender Transaction. The Company expects other income to decrease in 1995 as the Company's operating activities continue to downsize.

Costs and Expenses
- - ------------------

  The relationship of selling expenses and real estate sales was as follows:

                                              1994      1993      1992
                                              ----      ----      ----
                                                  ($ in thousands)
       Selling expenses                      $ 178     $ 356   $ 1,236
       Selling expenses as a
          percentage of gross
          sales revenues for real
          estate operations                   5.7%      9.0%     15.6%

  Selling expenses decreased by $178,000 (50.0%) during 1994 compared to 1993 and in 1993 they decreased by $880,000 (71.2%) compared to 1992. The decrease in 1994 is a result of the reduction in selling activity after the Secured Lender Transaction closed.

- - ------------------------------

  The relationship of general and administrative expenses and real estate sales was as follows:

                                      1994     1993      1992
                                      ----     ----      ----
                                         ($ in thousands)
     General and administrative
       expenses                     $ 1,065  $ 1,285  $ 2,116
     General and administrative
       expenses as a percentage
       of gross sales revenues for
       real estate operations         34.3%    32.4%    26.7%

  In an effort to conserve cash and reduce overhead, the Company consolidated its administrative office functions in St. Louis, Missouri. The Company has contracted out the services to Love Real
Estate Company ("LREC"), an affiliate of Love-PGI Partners, the
Company's Preferred Shareholder (see note 18), to handle the day-to-day accounting for a fee. As a result general and administrative expenses decreased by $220,000 (17.1%) in 1994 compared to 1993. The decrease reflects lower costs associated with fewer personnel required to operate the downsized Company. General and administrative expenses will continue to decline in 1995.

  Gross and net interest expense for the three years ended December
31, 1994 was:

                                      1994      1993     1992
                                      ----      ----     ----
                                          ($ in thousands)
       Interest expense             $ 2,119   $ 2,269  $ 3,097
       Interest capitalized             -         -        (25)
                                      -----     -----    -----
       Net interest expense         $ 2,119   $ 2,269  $ 3,072
                                    =======   =======  =======

  Interest expense in 1994 decreased by $150,000 (6.6%) compared to 1993 and decreased by $828,000 (26.7%) in 1993 compared to 1992 due to the Secured Lender Transaction.

  Other expenses increased by $77,000 (16.6%) in 1994 compared to 1993 due to real estate valuation adjustments as discussed in note
16. Other expenses decreased by $50,000 (9.7%) in 1993 compared to 1992.

  During 1994 and 1992 the Company made adjustments of $99,000 and $190,000, respectively, to reduce the carrying value of various parcels of land located in Charlotte and Citrus County, Florida. The Company recognized the loss in value of the property because of a down zoning required by the State of Florida Division of Community Affairs and a sluggish real estate market.

FINANCIAL CONDITION

  Assets totaled $12.6 million at December 31, 1994 compared to $16.0 million at December 31, 1993 reflecting the following changes:

                                                        Increase
                                     1994       1993   (Decrease)
                                     ----       ----   ----------
                                         ($ in thousands)
       Cash                        $ 1,261    $1,521    $ (260)
       Receivables                   1,246     1,990      (744)
       Land and improvement
          inventories                9,154    11,214    (2,060)
       Net property and equipment      119       234      (115)
       Other assets                    788     1,064      (276)
                                    ------   -------   -------
                                   $12,568   $16,023   $(3,455)
                                   =======   =======   ========

  The Company's cash position at December 31, 1994 decreased by $260,000 compared to December 31, 1993 as a result of a lower level of funds related to home construction.

  The $1.2 million in receivables on real estate sales at December 31, 1994 related to a 1988 receivable sale with recourse to Greyhound Real Estate Finance ("Greyhound") treated as a financing transaction for accounting purposes. As a result of the Secured Lender Transaction, the Company does not have receivables available for replacement and is therefore unable to meet its recourse obligations. However, the Company has requested that Greyhound permit the Company to satisfy its replacement obligation by cancelling or foreclosing the delinquent accounts and reselling the property for the lender. Greyhound has not yet responded to this request, and the Company has no assurance that it will receive a favorable response. The $744,000 decrease in receivables reflects the continuing paydown of the Greyhound portfolio.


  A comparison of the contracts receivable delinquency status at December 31, 1994 and 1993 follows:

                                       December 31,           December 31,
                                          1994         %         1993           %
                                          ----         -         ----           -
                                               ($ in thousands)
Current                                $ 1,316       60.2%     $ 2,041        70.4%
                                       -------       -----     -------        -----
31 days to 60 days delinquent               97        4.4          280         9.7
61 days to 90 days delinquent               58        2.7           76         2.6
Over 90 days                               716       32.7          501        17.3
                                     ---------    ---------    -------     ---------
   Total delinquency                       871       39.8          857        29.6
                                     ---------    ---------    -------     ---------
   Total contracts                     $ 2,187      100.0%     $ 2,898       100.0%
                                       =======      ======     =======       ======

  The Company has experienced a deterioration in the quality of the contracts receivable portfolio over the past several years. The Company believes the deterioration is the result of the decline in the economy, the adverse publicity regarding community developers as a result of the GDC bankruptcy, as well as the difficulty of implementing foreign contract collection activities.

  Other assets at December 31, 1994 decreased by $276,000 compared to year end 1993 primarily as a result of the normal amortization of prepaid financing costs and lower prepaid expenses related to receivable exchanges.

  Liabilities were $29.7 million at December 31, 1994 compared to $31.9 million at December 31, 1993, reflecting the following changes:

                                                                          Increase
                                                       1994       1993   (Decrease)
                                                       ----       ----   ----------
                                                            ($ in thousands)
Accounts payable                                        $ 79      $ 329    $ (250)
Other liabilities                                      1,512      1,811      (299)
Accrued interest                                       6,341      4,819     1,522
Credit agreements - primary lender                     7,002      9,444    (2,442)
Notes and mortgages payable                            4,250      4,929      (679)
Convertible subordinated debentures payable            9,059      9,059        -
Convertible debentures payable                         1,500      1,500        -
                                                     -------    -------   --------
                                                    $ 29,743   $ 31,891   $(2,148)
                                                    ========   ========   ========


  The $1.5 million increase in accrued interest at December 31, 1994 compared to year end 1993 reflects changes in the following:

                                                           Increase
                                         1994       1993  (Decrease)
                                         ----       ----  ----------
                                             ($ in thousands)
Primary lender                         $   791   $   378   $   413
Debentures                               4,388     3,376     1,012
Other                                    1,162     1,065        97
                                        ------    ------    ------
                                       $ 6,341   $ 4,819   $ 1,522
                                       =======   =======   =======

  The increase is primarily due to the nonpayment of interest on the company's debentures (see Note 11 to the consolidated financial statements under Item 8).

  The $2,442,000 decrease in primary lender credit agreements is principally related to the reduction achieved as a result of the previously discussed Second Secured Lender Transaction. The $679,000 reduction in notes and mortgages payable primarily represents normal principal reductions required to amortize the Greyhound mortgage. As a result of decreased operations the Company was able to attain further reductions in notes payable by paying off equipment leases at substantial discounts.

  The Company's capital deficiency increased to $17.1 million at December 31, 1994 from a $15.9 million capital deficiency at December 31, 1993, reflecting the 1994 operating loss.

  To fund operations during the three years ended December 31, 1994, the Company relied upon a combination of borrowings, sales of land and improvement inventories and contracts receivables.

  In 1994 the Company successfully completed the Second Secured Lender Transaction. The transaction was comprised of a series of agreements executed in April 1994 wherein the Company sold the remainder of its Southern Woods developed homesites inventory (approximately 72 homesites), the remainder of the undeveloped acreage of Southern Woods (approximately 200 acres) and 162 prepaid water and sewer connections in exchange for a $2.4 million reduction in the principal due to its primary lender, a net $310,000 reduction in accrued interest due to the primary lender, the satisfaction of $362,000 in other liabilities and additional closing costs of $71,000. Included in the 1994 earnings is a $1.5 million gain related to the sale of the Southern Woods development. The 1994 Secured lender Transaction has been treated as a non-cash transaction in the Company's Statement of Cash Flows.

  The resulting principal and interest due to its primary lender retains a maturity date of July 8, 1997. Effective with the closing, the Company's interest rate has been reduced from the default rate of prime plus 5% to prime plus 1.5%. The primary lender has granted the Company a moratorium until May 1995 on any principal and interest payments other than release payments associated with the sale of properties. On May 1, 1995, the Company must pay all accrued interest due as of that date, as well as, pay the 1993 and 1994 property taxes owed on any properties serving as collateral for the primary debt.
The Company is attempting to work out an extension of these requirements but there can be no assurance that it will occur. If no extension is granted the Company will be in default.

  In 1992 the Company sold approximately 1,300 fully developed homesites, 90 acres, its Sugarmill Woods sales office and $4.7 million in receivables on real estate to subsidiaries of the Company's primary lender, BancFlorida. The sale was made without recourse for delinquent receivables. In addition, the Company conveyed 350 acres to Love-PGI Partners, L.P., holders of a portion of the Company's collateralized convertible debentures for a $1.2 million principal and interest reduction in the amount due to convertible debenture holders as well as a $1.0 million decrease in accrued management fees. The 1992 Secured Lender Transaction has been treated as a non-cash transaction in the Company's Statement of Cash Flows.

  During the three year period ended December 31, 1994, the Company's financial condition remained weak and it experienced liquidity shortages, which were at times severe. During the three year period the economic recession severely impacted the Company's ability to achieve sales, further reducing its cash flow.

  Declining levels of business activities are reflected in declining cash balances, which at year end 1994, 1993 and 1992 were $1.3, $1.5 and $2.2 million, respectively.

  Cash decreased by $200,000 to $1.3 million at December 31, 1994 compared to $1.5 million at December 31, 1993. Net cash flow provided by operations decreased by $140,000 million to $339,000 for the year ended December 31, 1994 from cash provided by operations of $539,000 for the 1993 year.

  Cash received from operations during 1994 was $3.4 million, a $2.9 million decrease from cash received during 1993. The majority of the decrease is attributable to reduced principal and interest collections from real estate sales and receivables.

  During 1993, cash received from operations decreased by $2.6 million primarily reflecting a $2.2 million reduction in collections from real estate sales and receivables.

  Cash expended for operations decreased by $2.8 million to $3.0 million during 1994 from $5.8 million in 1993, reflecting decreases in the following classifications; payments for real estate operations ($2.3 million), land improvements ($55,000), general and administrative ($213,000), interest expense ($91,000), and other of ($83,000).

  Cash expended for operations decreased by $3.9 million to $5.8 million during 1993 from $9.7 million in 1992, reflecting decreases in the following classifications; payments for real estate operations ($1.4 million), land improvements ($800,000), general and administrative ($1.5 million), interest expense ($125,000), and other of $193,000.

  The $704,000 and $1.2 million utilized during 1994 and 1993 by financing activities represents payments to Greyhound from collections on the receivables on real estate sold to Greyhound in 1988.

  In connection with the 1994 Second Secured Lender Transaction, the Company received the following:

  - $2.4 million reduction in the principal due its primary lender a five year extension of the maturity date on the $7.0 million remaining First Union debt.

  - $310,000 net reduction in accrued interest due to the primary lender.

  - Satisfaction of $362,000 in other liabilities and additional closing costs of $71,000.

  - The Company's interest rate has been reduced from the default rate of prime plus 5% to prime plus 1.5%.

  - The primary lender has granted the Company a moratorium until May 1995 on any principal and interest payments other than release payments associated with the sale of properties. On May 1, 1995, the Company must pay all accrued interest due as of that date, as well as pay the 1993 and 1994 property taxes owed on any properties serving as collateral for the primary debt. The
      Company is attempting to work out an extension of these requirements but there can be no assurance that it will occur. If no extension is granted the Company will be in default.

  In connection with the 1992 Secured Lender Transaction, the Company received the following:

  - A five year extension of the maturity date on the $9.1 million remaining BancFlorida debt.

  - Scheduled release payments for the Company's remaining Citrus County inventory.

  - Utilization of certain assets for working capital, including up to $670,000 in funds to be remitted by BancFlorida to the Company as receivable payments are collected by BancFlorida on the acquired receivable portfolio.

  - Interest rate reduction on the remaining debt from prime plus 5% to prime plus 1.5% with an interest moratorium until August 1, 1993.

  - Substantial reduction in the negative covenants contained in the Loan Agreement with BancFlorida, reducing BancFlorida's ability to impact the Company's decision making ability. BancFlorida's approval is no longer needed for the Company to sell its assets, incur additional indebtedness, acquire additional property, obtain working capital or merge with another company.

  In connection with the portion of the Secured Lender Transaction related to Love-PGI Partners, L.P., the Company reduced its collateralized debenture debt by $782,000 and other liabilities by $1.4 million, including accrued interest and management fees. The maturity date of the remaining collateralized debenture debt was extended from April 30, 1992 to July 8, 1997.

  As of the date of this filing, the Company is in default of the entire principal plus interest on its convertible subordinated debentures payable in amounts indicated in the following table:

                                                             Principal    Unpaid
                                                            Amount Due   Interest
                                                            ----------   --------
                                                               ($ in thousands)
Convertible subordinated debentures due June 1, 1991          $ 1,034    $   325
Convertible subordinated debentures due May 1, 1992             8,025      2,447
                                                               ------     ------
                                                              $ 9,059    $ 2,772
                                                              =======    =======

  The Company does not have funds available to make any payments of either principal or interest on the above debentures. If a debenture holder or Trustee institutes action to collect on the debentures, such action could prohibit the Company from continuing to operate in the normal course of business (see Notes 10 and 11 to the consolidated financial statements under Item 8).

  On May 1, 1995 a payment is due to the Company's primary lender which if not paid will be a default under the loan agreement. At that time approximately $700,000 will be due. This amount represents the interest accumulated since the April 1994 Second Secured Lender Transaction plus the 1993 and 1994 real estate taxes on the Citrus
County Property. After this date, the Company will be required to pay interest of approximately $40,000 to $50,000 monthly until July, 1997 when the loan will be due in full. These interest payments are in addition to principal payments that are required as major land sales take place. The Company continues to discuss an extension of the May
1, 1995 deadline with its primary lender. There can be no assurance that an extension or restructuring will occur and if that does not happen then the Company will be in default of the loan agreement with its primary lender.

  The Company has investigated the consequences of a bankruptcy filing and believes that such an event is not in the best interest of either the debenture or equity holders because a bankruptcy filing would negatively impact the Company's business, as well as cause an acceleration of the First Union (formerly known as BancFlorida), the Company's Primary Lender, Greyhound and secured debenture debt. Management believes that a bankruptcy filing would prompt all secured lenders to initiate foreclosure proceedings. Since Company assets are encumbered by mortgages, the secured lenders have a perfected security interest and priority over the unsecured debenture holders.

Item 8.   Financial Statements and Supplementary Data
- - -------   -------------------------------------------

REPORT OF INDEPENDENT ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
PGI, Incorporated
St. Louis, Missouri

We have audited the accompanying consolidated statement of financial position of PGI, Incorporated as of December 31, 1994, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year ended December 31, 1994. We have also audited the 1994 schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PGI, Incorporated at December 31, 1994, and the results of its operations and its cash flows for the year ended December 31, 1994 in conformity with generally accepted accounting principles.

Also in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company is currently in default of certain sinking fund and interest payments on its convertible subordinated debentures. As discussed in Note 10, on May 1, 1995, the Company must pay all accrued interest on obligations to its primary lender which is due as of that date, as well as the 1993 and 1994 property taxes owed on properties serving as collateral for the Company's obligations to this lender. In addition, the Company has an accumulated deficit. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Notes 10 and 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



St. Louis, Missouri
April 4, 1995

To the Stockholders and Board of Directors of PGI Incorporated

        We have audited the accompanying consolidated statement of financial position of PGI Incorporated and subsidiaries as of December 31, 1993 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the two years in the period ended December 31, 1993. These financial statements are the responsibility of the management of PGI Incorporated. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PGI Incorporated and subsidiaries as of December 31, 1993 and the consolidated results of their operations and their cash flows for the two years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 10, the Company is in default on the payments of interest on its primary lender credit agreements. As discussed in note 11, the Company is in default on the payment of principal and interest on its convertible subordinated debentures. The Company does not currently have the availability of funds to pay the primary lender accrued interest, to retire the convertible subordinated debentures or to pay the related accrued interest. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in notes 10 and 11. The financial statements do not include any adjustments that might result from the outcome of these uncertainty.

/s/ Coopers & Lybrand L.L.P.

Coopers & Lybrand L.L.P.
Fort Myers, Florida
February 11, 1994


                      REPORT OF INDEPENDENT ACCOUNTS

        Our report on the consolidated financial statements of PGI Incorporated and subsidiaries is included on page _ of this Annual Report on Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule for the years ended December 31, 1993 and 1992 listed in the index on page _ of this Annual Report on Form 10-K.

        In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

        The accompanying financial statement schedule has been prepared assuming that the Company will continue as a going concern. As discussed in note 10, the Company is in default on the payment of interest on its primary lender credit agreements. As discussed in note 11, the Company is in default on the payment of principal and interest on its convertible subordinated debentures. The Company does not currently have the availability of funds to pay the primary lender accrued interest, to retire the convertible subordinated debentures or to pay the related accrued interest. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in notes 10 and 11.
The financial statement schedule does not include any adjustments that might result from the outcome of this uncertainty.


/s/ Coopers & Lybrand L.L.P.

Coopers & Lybrand L.L.P.
Fort Myers, Florida
February 11, 1994

                       PGI INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                          December 31, 1994 and 1993
                                  ------------

                                     ASSETS
                                     ======

                                                      1994               1993
                                                      ----               ----
Cash, including restricted cash of
$1,235,000 and $1,449,000 (Note 4)                $ 1,261,000         $1,521,000

Receivables on real estate sales -
net (Note 5)                                        1,227,000          1,906,000

Other receivables                                      19,000             84,000

Land and improvement inventories (Note 6)           9,154,000         11,214,000

Property and equipment - net (Note 7)                 119,000            234,000

Other assets (Note 8)                                 788,000          1,064,000



                                                 $ 12,568,000        $16,023,000
                                                 ============        ===========


                                     LIABILITIES
                                     ===========

Accounts payable                                     $ 79,000           $329,000

Other liabilities (Note 9)                          1,512,000          1,811,000

Accrued interest:

     Primary lender                                   791,000            378,000

     Debentures                                     4,388,000          3,376,000

     Other                                          1,162,000          1,065,000

Credit agreements - (Note 10)

     Primary lender                                 7,002,000          9,444,000

Notes and mortgages payable                         4,250,000          4,929,000

Convertible subordinated
debentures payable (Note 11)                        9,059,000          9,059,000

Convertible debentures
payable (Note 12)                                   1,500,000          1,500,000
                                                    ---------          ---------
                                                   29,743,000         31,891,000
                                                   ----------         ----------

Commitments and
contingencies (Note 17)

STOCKHOLDERS'
DEFICIENCY

Preferred stock, par value
$1.00 per share; authorized
5,000,000 shares; 2,000,000
Class A cumulative convertible
shares issued and
outstanding; (liquidation
preference of $4.00 per share
or $8,000,000) (Note 14)                            2,000,000          2,000,000

Common stock, par value $.10
per share; authorized
25,000,000 shares; 3,317,555
shares issued and outstanding (Note 14)               332,000            332,000

Paid-in capital                                    13,698,000         13,698,000
Accumulated deficit                              (33,205,000)       (31,898,000)
                                                 ------------       ------------
                                                 (17,175,000)       (15,868,000)
                                                 ------------       ------------
                                                $  12,568,000      $  16,023,000
                                                =============      =============


        See accompanying notes to consolidated financial statements.

                              PGI INCORPORATED AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                         years ended December 31, 1994, 1993 and 1992

                                                                1994        1993        1992
                                                                ----        ----        ----
Revenues:
     Real estate sales                                   $ 3,108,000  $3,969,000  $7,498,000
     Interest income                                         271,000     390,000     791,000
     Other income                                          2,086,000     495,000   1,895,000
                                                           ---------     -------   ---------
                                                           5,465,000   4,854,000  10,184,000
                                                           ---------   ---------  ----------

Costs and expenses:
     Cost of real estate sales                             2,770,000   3,519,000   5,987,000
     Selling expenses                                        178,000     356,000   1,236,000
     General and administrative expenses                   1,065,000   1,285,000   2,116,000
     Interest                                              2,119,000   2,269,000   3,097,000
     Interest capitalized                                      -           -         (25,000)
     Other expenses                                          541,000     464,000     514,000
     Provision for land and property cost reduction to
         net realizable value                                 99,000      -          190,000
                                                          ----------  ----------     -------
                                                           6,772,000   7,893,000  13,115,000
                                                           ---------   ---------  ----------
Net loss                                                 $ 1,307,000 $ 3,039,000 $ 2,931,000
                                                         =========== =========== ===========
Loss per share of common stock and common stock
     equivalents after considering preferred dividends
     of $640,000 for 1994, 1993 and 1992:

          Primary net loss per share                           $ .59      $ 1.11      $ 1.08
                                                               =====      ======      ======

                              See accompanying notes to consolidated financial statements.

                                 PGI INCORPORATED AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            years ended December 31, 1994, 1993 and 1992
                                           --------------


                                                                    1994         1993        1992
                                                                    ----         ----        ----
Cash flows from operating activities:

Cash received from operations:
  Collections from real estate sales and
    receivables on such sales                                    $ 2,670,000  $ 5,165,000  $ 7,396,000
  Interest on homesite and acreage contracts                         203,000      299,000      634,000
  Collections from amenity and other operations                      283,000      401,000      233,000
  Other interest received                                             39,000       29,000       88,000
  Other receipts                                                     246,000      432,000      582,000
                                                                  ----------   ----------   -----------
                                                                   3,441,000    6,326,000    8,933,000
                                                                   ---------    ---------    ----------
Cash expended for operations:
  Payments to subcontractors and vendors for real estate
    operations and sale and marketing activities                   1,791,000    4,078,000    5,513,000
  Land purchases and improvements                                      5,000       60,000      859,000
  Payments for amenity and other operations                          268,000      764,000      199,000
  General and administrative costs                                   551,000      764,000    2,248,000
  Interest paid                                                      319,000      410,000      535,000
  Other disbursements                                                108,000      191,000      384,000
                                                                  ----------   ----------   -----------
                                                                   3,042,000    5,787,000    9,738,000
                                                                   ---------    ---------    ----------

  Net cash flow provided by (used in) operating activities           399,000      539,000     (805,000)
                                                                   ---------    ---------     ---------

Cash flows from investing activities:
  Proceeds from fixed asset sales                                     11,000        9,000       -
  Purchases of property and equipment                                 (1,000)     (14,000)      -
                                                                   ----------   ----------  -----------
  Net cash flow used in investing activities                          10,000       (5,000)      -
                                                                   ---------    ----------  -----------

Cash flows from financing activities:
  Proceeds from borrowings                                            35,000       -            -
  Principal payments on debt                                        (704,000)  (1,165,000)  (1,313,000)
                                                                    ---------  -----------  -----------
  Net cash flow used in financing activities                        (669,000)  (1,165,000)  (1,313,000)
                                                                    ---------  -----------  -----------

Net decrease in cash                                                (260,000)    (631,000)  (2,118,000)

Cash at beginning of year                                          1,521,000    2,152,000    4,270,000
                                                                  ----------   ----------   -----------

Cash at end of year                                              $ 1,261,000  $ 1,521,000  $ 2,152,000
                                                                 ===========  ===========  ============

                        See accompanying notes to consolidated financial statements.



                                  PGI INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                            years ended December 31, 1994, 1993 and 1992
                                           --------------

                                                                    1994         1993        1992
                                                                    ----         ----        ----
Reconciliation of net loss to net cash provided by
     (used in) operating activities:

Net loss                                                         $(1,307,000) $(3,039,000) $(2,931,000)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

     Depreciation and amortization                                    51,000       36,000      483,000
     Net allowance and valuations related to real estate sales       (68,000)     (56,000)   1,112,000
     interest capitalized to primary lender loan                       -          668,000         -
     Provision for land and property cost reduction to net
          realizable value                                            99,000        -          190,000
     Gain on disposition of assets                                (1,463,000)       -        1,397,000
     Loss on sale of property, plant & equipment                      17,000        -             -
     (Increase) decrease in:
          Contracts and mortgages receivable                         712,000      884,000     1,748,000
          Other receivables                                          100,000      315,000        71,000
          Land and improvement inventories - net                     601,000     (352,000)    1,530,000
          Loan costs and other prepaid expenses                       43,000      102,000       134,000
     Increase (decrease) in:
          Accounts payable                                          (250,000)     123,000      (318,000)
          Accrued interest                                         1,801,000    1,190,000      (584,000)
          Other accrued expenses                                     301,000      282,000      (362,000)
          Deposits and advances                                     (238,000)     386,000      (481,000)
                                                                   ----------   ---------    -----------
                                                                   1,706,000    3,578,000     2,126,000
                                                                   ---------    ---------    -----------
Net cash flow provided by (used in) operating activities           $ 399,000    $ 539,000    $ (805,000)
                                                                   =========    =========    ===========

Supplemental schedule of non-cash investing and financing activities:

     In 1994 a former employee compensation and related party transaction was completed through the exchange of assets. See Note 18.

     In 1994 and 1992 the Company reduced secured lender debt through the exchange of assets. See Note 2.

     Accrued interest of $668,000 was added to the primary lender debt balance during 1993.

      See accompanying notes to consolidated financial statements.

                                     PGI INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                              years ended December 31, 1994, 1993 and 1992
                                               --------------

                                  Preferred Stock          Common Stock                       Retained
                                  ---------------          ------------         Paid-In       Earnings
                            Shares       Par Value    Shares     Par value      Capital      (Deficit)
                            ------       ---------    ------     ---------      -------      ---------
Balances at
   January 1, 1992        2,000,000    $ 2,000,000  3,316,530    $ 332,000  $13,678,000  $(25,928,000)

Net loss

Conversion of debentures
    to common stock            -              -         1,025        -           20,000        -

Net loss                      -              -          -            -           -         (2,931,000)
                        -----------    -----------  ---------    ---------  -----------  -------------

Balances at
   December 31, 1992      2,000,000    $ 2,000,000  3,317,555    $ 332,000  $13,698,000  $(28,859,000)

Net loss                       -              -          -            -            -       (3,039,000)
                        -----------    -----------  ---------    ---------  -----------  -------------

Balances at
   December 31, 1993      2,000,000    $ 2,000,000  3,317,555    $ 332,000  $13,698,000  $(31,898,000)

Net loss                       -              -          -            -            -       (1,307,000)
                        -----------    -----------  ---------    ---------  -----------  -------------

Balances at
   December 31, 1994      2,000,000    $ 2,000,000  3,317,555    $ 332,000  $13,698,000  $(33,205,000)
                        ===========    ===========  =========    =========  ===========  =============

                            See accompanying notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies:
   --------------------------------

Principles of Consolidation
- - ---------------------------

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after eliminating all significant intercompany transactions.


Revenue and Profit Recognition
- - ------------------------------

  Homesites
  ---------

  Prior to July 1992, homesites were generally sold under contracts for deed or deed, note and mortgage which provide for a down payment and monthly installments, including interest, for periods up to ten years. Prior to 1990 income from sales of homesites was recorded when minimum down payment (including interest) and other requirements were met. However, because of collectibility problems with certain off-site broker/foreign sales programs, effective January 1, 1990, the Company adopted the installment method of profit recognition in accordance with Statement of Financial Accounting Standard No. 66 "Accounting for Sales of Real Estate".

  Homes Units
  -----------

  Home sales are recorded at closing.

  Acreage
  -------

  Sales of undeveloped and developed acreage tracts are recognized, net of any deferred revenue and valuation discount, when minimum down payment and other requirements are met.


Provision for Cancellations
- - ---------------------------

  For sales prior to January 1, 1990, the Company provided for estimated future cancellations of receivables on real estate sales by charges to operations based on historical collection experience and analysis of delinquencies. Balances related to cancelled receivables are charged to the allowance for cancellations.


Land and Improvement Inventories
- - --------------------------------

  Land held for sale to customers is stated at cost, which is not in excess of estimated net realizable value. Homesite costs are allocated to projects based on area methods, which consider square footage, future improvement costs and frontage.

Property and Equipment
- - ----------------------

  Property and equipment are stated at cost. Depreciation is provided principally by the straight-line method over the estimated useful lives of the related assets. Gains or losses resulting from the disposition of property and equipment are respectively included in other income or other expense.


Per Share Data
- - --------------

  Primary loss per share is computed by dividing net loss, after including dividends on the Company's preferred stock, by the average number of common shares. For this purpose, the Company's cumulative convertible preferred stock and convertible debentures are not deemed to be common stock equivalents but outstanding vested stock options are considered as such. The average number of common shares outstanding was 3,317,216 for 1994, 1993 and 1992.


Cash and Cash Equivalents
- - -------------------------

  For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


Reclassifications
- - -----------------

  Certain amounts have been reclassified in the 1992 financial statements to conform to the 1993 presentation.

2. Secured Lender Transactions:
   ----------------------------

  In April 1994 the Company entered into a series of agreements (the
Second Secured Lender Transaction) wherein the Company sold the remainder of its Southern Woods developed homesites inventory
(approximately 72 homesites), the remainder of the undeveloped acreage of Southern Woods (approximately 200 acres) and 162 prepaid water and sewer connections in exchange for a $2.4 million reduction in the principal due to its primary lender, a net $310,000 reduction in accrued interest due to the primary lender, the satisfaction of $362,000 in other liabilities and additional closing costs of $71,000
(the "Second Secured Lender Transaction"). Included in other income for 1994 is a $1.5 million gain related to the sale of the Southern Woods development which represents the excess of fair market value over carrying value of assets exchanged.

  In July 1992 the Company entered into a series of agreements (the Second Secured Lender Transaction) executed on July 8, 1992 and closed on July 11, 1992, wherein the Company sold the remainder of its Citrus County developed homesite inventory (approximately 1,300 homesites), 440 acres of Citrus County undeveloped property, its Sugarmill Woods sales office and $4.7 million in receivables on homesite sales in exchange for a $13.7 million reduction in collateralized liabilities and a $2.2 million reduction in uncollateralized liabilities.

   ----------------------------------------

  The 1,300 homesites, 90 acres, the sales office and the receivables were sold without recourse to subsidiaries of the Company's primary lender, BancFlorida, a Naples, Florida based federal savings and loan association ("BancFlorida"). The remaining 350 acres were conveyed to Love-PGI Partners, L.P., holders of a portion of the Company's collateralized convertible debentures. In addition to the closing proceeds, the Company has received $649,000 as of December 31, 1994 with $11,000 yet to be received for working capital from BancFlorida as receivable payments were collected by BancFlorida on the acquired portfolio and remitted to the Company. The $1.4 million gain associated with these transactions is included in other income in the December 31, 1992 consolidated statement of operations.


3. Real Estate Sales - and Other Income:
   -------------------------------------

  Real estate sales and cost of sales consisted of:


                                                    1994             1993           1992
                                                    ----             ----           ----
Revenues:
     Gross homesite sales                          $ 240,000        $ 499,000    $ 2,596,000
     Less:    Deferred gross profit                     -                -          (722,000)
                                                 -----------       ----------   ------------
     Net homesite sales                              240,000          499,000      1,874,000
     Profit recognized - installment sales              -                -           318,000
     Home sales                                    2,340,000        3,470,000      5,306,000
     Acreage sales                                   528,000             -              -
                                                ------------     ------------   ------------
                                                 $ 3,108,000      $ 3,969,000    $ 7,498,000
                                                 ===========      ===========    ===========
Cost of Sales:
     Homesites                                   $   291,000        $ 140,000    $ 1,056,000
     Homes                                         2,324,000        3,379,000      4,931,000
     Acreage                                         155,000             -              -
                                                  ----------     ------------   ------------
                                                  $2,770,000      $ 3,519,000    $ 5,987,000
                                                  ==========      ===========    ===========
Other income consisted of:
     Gain on disposition of assets                $1,463,000      $      -       $ 1,397,000
     Commission income                               270,000          329,000        220,000
     Other income                                    353,000          166,000        278,000
                                                  ----------      -----------   ------------
                                                  $2,086,000      $   495,000    $ 1,895,000
                                                  ==========      ===========    ===========



4. Restricted Cash:
   ----------------

  Restricted cash included cash and certificates of deposit pledged to agencies in various states and local Florida governmental units related to land development and environmental matters, escrowed receipts related to pledged receivables on real estate sales and the servicing of sold receivables and, as a result of sales agreements and Company policies, customer payments and deposits related to home site and housing contracts.

5. Receivables on Real Estate Sales:
   ---------------------------------

  Net receivables on real estate sales consisted of:


                                                     1994          1993
                                                     ----          ----
Contracts receivable on homesite sales           $ 2,187,000    $ 2,898,000
Other                                                123,000        159,000
                                                     -------        -------
                                                   2,310,000      3,057,000
Less:    Allowance for cancellations                (976,000)      (976,000)
          Unamortized valuation discount            (107,000)      (175,000)
                                                    ---------      ---------
                                                 $ 1,227,000    $ 1,906,000
                                                 ============   ============

  Stated interest rates for contracts receivable on homesite sales, as well as contracts and mortgages receivable on acreage sales, ranged up to 10% with payment terms varying from seven to ten years. The weighted average interest rate for such receivables outstanding at December 31, 1994 and 1993 was 9.4% and 8.9%, respectively.

  The Company generally considers receivables on real estate sales delinquent if the scheduled installment payment is over 30 days past due. At December 31, 1994 and 1993 delinquent receivables approximated $871,000 and $857,000, respectively.

  Contracts receivable on homesite sales and contracts and mortgages receivable on acreage sales have been discounted to yield an effective interest rate of 14%. Contracts receivable on homesite sales recorded under the installment method have not been discounted.

  The estimated scheduled principal collections for receivables on real estate sales at December 31, 1994 are:

1995                   $    990,000
1996                        689,000
1997                        395,000
1998                        130,000
1999                         39,000
Thereafter                   67,000
                      -------------
                        $ 2,310,000
                        ===========

   ---------------------------------------------

 In March 1988 the Company sold contracts receivable on homesite sales totaling approximately $9,246,000, before consideration of a related unamortized valuation discount of approximately $1,197,000 at the time of the sale. For financial reporting purposes this transaction has been treated as a financing transaction (see Note
10), since the Company may be required to repurchase the contracts receivable on homesite sales under conditions other than the recourse provision of the sales agreement. At December 31, 1994, and 1993, contracts receivable on homesite sales of approximately $2,187,000 and $2,898,000, respectively, and related unamortized valuation discount of approximately $107,000 and $175,000, respectively, related to this transaction have been included in the Company's reported receivables on real estate sales.

 At December 31, 1994, 63% of the Company's gross receivables from real estate sales were generated by a broker in two geographic regions, certain districts in New York City and Taiwan. These sales were under contract for deed with terms similar to sales to other customers. This concentration of credit risk has been considered by management in determining the allowance for cancellations.

6. Land and Improvements:
   ----------------------

  Land and improvement inventories consisted of:

                                               1994           1993
                                               ----           ----
Unimproved land                             $ 8,730,000    $ 8,735,000
Land being improved                              -             643,000
Fully improved land                             424,000      1,677,000
Completed and in progress homes held
for sale                                            -          159,000
                                            -----------        -------
                                            $ 9,154,000    $11,214,000
                                            ===========    ===========

7.  Property and Equipment:
    -----------------------

  Property and equipment consisted of:

                                                 1994           1993
                                                 ----           ----
Furniture, fixtures and other equipment        $407,000      $ 569,000
Construction in progress                          2,000          2,000
                                              ----------     ----------
                                                409,000        571,000
Less accumulated depreciation                  (290,000)      (337,000)
                                               ---------      ---------
                                               $119,000      $ 234,000
                                               =========     ==========

  Depreciation was:

                                                1994           1993           1992
                                                ----           ----           ----
Charged to expense                             $ 46,000       $ 49,000       $ 91,000
Cost of sales                                     5,000         10,000         19,000
                                               --------       --------      ---------
                                               $ 51,000       $ 59,000      $ 110,000
                                               ========       ========      =========

8.  Other Assets:
    -------------

  Other assets consisted of:

                                                1994           1993
                                                ----           ----
Guaranteed future connections related to
sale of utility plants and equipment, net      $621,000       $821,000
Prepaid loan and debenture costs                 42,000         80,000
Deposit with Trustee of 6-1/2% debentures       114,000        112,000
Other                                            11,000         51,000
                                               --------     ----------
                                               $788,000     $1,064,000
                                               ========     ==========

  The guaranteed future connections are reflected net of discount of $274,000 and $363,000 and deferred gain of $101,000 and $134,000 in 1994 and 1993, respectively.

9.  Other Liabilities:
    ------------------

  Other liabilities consisted of:

                                               1994            1993
                                               ----            ----
Accrued property taxes - current              $ 238,000       $238,000
Other accrued expenses - delinquent             303,000        303,000
Deposits, advances and escrows                  419,000        659,000
Estimated recourse liability for
receivables sold                                300,000        300,000
Other                                            18,000         36,000
                                             ----------     ----------
                                             $1,512,000     $1,811,000
                                             ==========     ==========

10. Credit Agreements - Primary Lender and Notes and Mortgages
    ----------------------------------------------------------
    Payable:
    --------

  Credit agreements with the Company's primary lender and notes and mortgages payable consisted of the following:

                                              1994           1993
                                              ----           ----
Credit agreements - primary lender
(maturing July 8, 1997, bearing
interest at prime plus 1.5%):
     Revolving land loan line of credit      $4,297,000     $6,739,000
     Receivable loan payable                  2,705,000      2,705,000
                                              ---------      ---------
                                              7,002,000      9,444,000
                                              ---------      ---------
Notes and mortgages payable -
$2,253,000 bearing interest at 12-1/4%,
$1,176,000 bearing interest at prime
plus 2%, the remainder bearing interest
at varying rates to 23%; maturing
through 2000                                  4,250,000      4,929,000
                                            -----------    -----------
                                            $11,252,000    $14,373,000
                                            ===========    ===========
The prime rate at December 31, 1994 was 8.5%.

10. Credit Agreements - Primary Lender and Notes and Mortgages
    ----------------------------------------------------------
    Payable: (Continued)
    --------------------

  At December 31, 1994 assets collateralizing the Company's credit agreements with its primary lender and notes and mortgages payable were carried at $11,406,000, of which $2,310,000 represented gross receivables on real estate sales, $19,000 represented other receivables, $8,958,000 represented land and improvement inventories, and $119,000 represented property and equipment.

  The overall weighted average interest rate for the Company's credit agreements with its primary lender and all remaining notes and mortgages was approximately 9.6% for 1994 and 8.9% for 1993.

  As discussed in Note 5, the Company's March 1988 sale of receivables on real estate sales has been treated as a financing transaction for financial reporting purposes since the Company may be required to repurchase these receivables under conditions other than the recourse provision of the sales agreement. Principal and interest payments are recorded by the Company based on the collections from receivables applicable to the sale and the application of the 12 1/4% interest rate used to calculate this sale's discounted present value. At December 31, 1994 and 1993, the outstanding principal balance for this financing transaction was approximately $ 2,253,000 and $2,855,000, respectively, and based on estimated collections of the associated receivables on real estate sales, full repayment should be made by 1999.

  The Company's credit agreement with its primary lender matured May 30, 1991. Effective July 1, 1991, the primary lender began charging the Company at the default rate, prime plus 5%. In July 1992 the Company sold to its primary lender the remainder of its Citrus County undeveloped property, its Sugarmill Woods sales office and $4.7 million in receivables on homesite sales in exchange for a $9.7 million principal reduction and the payment of $2.7 million in interest due on its primary lender debt. In addition to the debt reduction, the Company received a 5-year extension of the maturity date of the remaining debt, an interest rate reduction to prime plus 1-1/2% with an interest moratorium until August 1, 1993 and the utilization of up to $670,000 for working capital as receivable payments are collected by BancFlorida on the acquired portfolio and remitted to the Company.

  In August of 1993 the Company was unable to make its debt payment and again defaulted on its primary lender debt. In April 1994 the Company entered into a series of agreements wherein the Company sold the remainder of its Southern Woods developed homesites inventory (approximately 72 homesites), the remainder of the undeveloped acreage of Southern Woods (approximately 200 acres) and 162 prepaid water and sewer connections in exchange for a $2.4 million reduction in the principal due to its primary lender, a net $310,000 reduction in accrued interest due to the primary lender, the satisfaction of $362,000 in other liabilities and additional closing costs of

10.  Credit Agreements - Primary Lender and Notes and Mortgages
     ----------------------------------------------------------
     Payable: (Continued)
     --------------------

$71,000 (the "Second Secured Lender Transaction"). Included in other income for 1994 is $1.5 million gain related to the sale of the Southern Woods development which represents the excess fair market value over carrying value.

     Although substantially all of the Company's real and personal property including all of the stock of the Company's wholly-owned subsidiaries remains pledged as collateral, the Company negotiated agreements with it's mortgage holders to allow the Company to sell part of it's land holdings without requiring full payment of the secured debt.

     Scheduled payments applicable to the reduction of principal amounts of all primary lender debt based on the terms of the Company's primary lender credit agreements, and all other notes and mortgages payable (without giving effect to various cross-default provisions which could, upon formal notice, accelerate payment of substantially all of the Company's debt) will be required approximately as follows:

1995         $  2,178,000
1996              692,000
1997            7,412,000
1998              147,000
1999              741,000
Thereafter         82,000
              -----------
             $ 11,252,000
             ============

     The resulting principal and interest payable to its primary lender, due to the sale of Southern Woods, retains a maturity date of July 8, 1997. Effective with the closing, the Company's interest rate has been reduced from the default rate of prime plus 5% to prime plus 1.5%. The primary lender has granted the Company a moratorium until May 1995 on any principal and interest payments other than release payments associated with the sale of properties. On May 1, 1995 the Company must pay all accrued interest due as of that date as well as pay the 1993 and 1994 property taxes owed on any properties serving as collateral for the primary debt, estimated in total of approximately $700,000. Failure to remit these amounts on May 1, 1995 will result in an event of default under the loan documents.

     On May 1, 1995 a payment is due to the Company's primary lender which if not paid will be a default under the loan agreement. At that time approximately $700,000 will be due. This amount represents the interest accumulated since the April 1994 Second Secured Lender Transaction plus the 1993 and 1994 real estate taxes on the Citrus County Property. After this date, the Company will be required to pay interest of approximately $40,000 to $50,000 monthly until July, 1997 when the loan will be due in full. These interest payments are in addition to principal payments that are required as major land sales take place. The Company continues to discuss an extension of the May 1, 1995 deadline with its primary lender or a third party investor/buyer but has not been able to structure an agreement.

  During the fiscal year ended December 31, 1994, the Company's business focus and emphasis changed substantially as it concentrated its sales and marketing efforts almost exclusively on the disposition in bulk of its undeveloped, platted, residential real estate. This change was prompted by its continuing financial difficulties due to the principal and interest owed on its debt and managements' realization that a bulk sale was the best way to reduce the Company's debt service obligations. If the Company is successful in its sale of this undeveloped land, its remaining inventory will consist of undeveloped commercial proeprty. There can be no assurance that the Company will be successful in its efforts to effect a bulk sale. Assuming a bulk sale occurs, the Company intends to decide at that point whether it will pursue the development and sale of the commercial property in accordance with its traditional core business plans or whether it will attempt to sell such property in bulk. That decision will depend, in part, on whether the Company believes it can generate more revenue by developing and selling individual commercial properties or by selling in bulk.

11. Convertible Subordinated Debentures Payable:
    --------------------------------------------

  Convertible subordinated debentures payable consisted of:


                                                1994           1993
                                                ----           ----
6-1/2%, due June 1991, convertible into
shares of common stock at $18.00 per
share                                        $1,034,000      $1,034,000

6%, due May 1992, convertible into
shares of common stock at $19.50 per
share                                         8,025,000       8,025,000
                                              ---------       ---------
                                             $9,059,000     $ 9,059,000
                                             ==========     ===========

  Since issuance, $650,000 and $152,000 of the 6-1/2% and 6%
debentures, respectively, have been converted.

  The Company is currently in default of certain sinking fund and interest payments on both convertible subordinated debentures, $9,059,000 in principal plus accrued and unpaid interest totaling
$2,772,000 at December 31, 1994.

  The debentures are not collateralized and are not subordinated to each other, but are subordinated to senior indebtedness ($12,752,000 at December 31, 1994). Payment of dividends on the Company's common stock is restricted under the terms of the two indentures pursuant to which the outstanding debentures are issued.

  In order to satisfy the obligation to debenture holders, the Company has been and intends to continue to:

  - actively seek buyers for all or a portion of the undeveloped acreage;
  -   search for additional sources of equity; and
  - determine if potential merger or joint venture candidates exist.

  No assurances can be made that the Company can achieve any of the three above alternatives.


12. Convertible Debentures Payable:
    -------------------------------

  In July and September 1989, the Company sold $1,282,000 and $1,000,000, respectively, of convertible debentures to a partnership affiliated with the Company's preferred shareholder.
In connection with the July 1992 Secured Lender Transaction in partial consideration for the conveyance of 350 acres of property, the principal amount due to convertible debenture holders was reduced by $782,000 and accrued interest thereon was reduced by $389,000 leaving a balance of $1,500,000. The debentures, with a maturity of July 8, 1997 accrue interest at 14% compounded quarterly. The Company's primary lender credit agreements, however, prohibit the payment of interest until such time as the primary lender loans are repaid. Each month, to the extent interest on the Convertible

    -------------------------------------------

Debentures is not paid in cash, the number of shares into which the Convertible Debentures are convertible will increase. If no interest is paid prior to maturity, at maturity the Convertible Debentures purchased on July 24, 1989, will be convertible into 868,788 shares and those purchased on September 29, 1989, will be convertible into 1,726,568 shares, or a total of 2,595,356 shares of common stock. The debentures are convertible into common stock at an initial conversion price of $1.72 per share. The conversion price may be adjusted upon the occurrence of certain events.

  Accrued interest was $1,616,000 and $1,215,000 at December 31,
1994 and 1993, respectively. The debentures are collateralized by a second mortgage on an approximately 650 acre tract of land in Citrus County, Florida.


13. Income Taxes:
    -------------

  Reconciliation of the statutory federal income tax rates, 34% for the years ended December 31, 1994, 1993 and 1992, to the Company's effective income tax rates follows:

                                                         1994                 1993                1992
                                                         ----                 ----                ----
                                                   ($ in thousands)    ($ in thousands)     ($ in thousands)
                                                            Percent of            Percent of           Percent of
                                                            ----------            ----------           ----------
                                                 Amount of  Pre-tax    Amount of  Pre-tax   Amount of  Pre-tax
                                                 ---------  -------    ---------  -------   ---------  -------
                                                 Tax        Loss       Tax        Loss      Tax        Loss
                                                 ---        ----       ---        ----      ---        ---
"Expected tax (credit)                                $(444)   (34.0%)  $(1,033)   (34.0%)    $(997)   (34.0%)
State income taxes, net of federal tax benefits         (47)    (3.6)      (110)    (3.6)      (106)    (3.6)
Current year unused book operating loss                 491     37.6      1,143     37.6      1,103     37.6
                                                        ----    ------    ------    ------    ------    ------
                                                     $  -       -   %   $  -           -%    $  -          -%

  Effective January 1, 1993 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Under the deferred method, deferred taxes were recognized using the tax rate applicable to the year of the calculation and were not adjusted for subsequent changes in the tax rates. Based on the Company's current tax status and current tax laws, adoption of SFAS No. 109 did not have a material effect on the Company's financial position.

  At December 31, 1994, the Company had an operating loss carryforward of approximately $28,000,000 which will expire at various dates through 2009. In addition, the Company had unused investment tax credits of approximately $731,000 which will expire at varying dates through 2000.

    -------------------------

  The following summarizes the temporary differences of the Company at the current statutory rate:

                                                            1994           1993           1992
                                                            ----           ----           ----
Deferred tax asset:
   Net operating loss carryover                           $ 10,352,000    $ 9,904,000    $ 8,783,000
   Revenue recognition differences on homesite sales           -              -              -
   Adjustments to reduce land to net realizable value          311,000        343,000        343,000
   Expenses capitalized under IRC 263(a)                        57,000        105,000         86,000
   ITC carryforward                                            731,000        731,000        778,000
  Other                                                          7,000         12,000         40,000
  Valuation allowance                                       (8,972,000)    (8,550,000)    (7,508,000)
                                                            -----------    -----------    -----------
                                                             2,486,000      2,545,000      2,522,000
Deferred tax liability:
   Basis difference of land and improvement inventories      2,452,000      2,498,000      2,468,000
   Excess tax over book depreciation                            34,000         47,000         54,000
                                                           -----------    -----------    -----------
                                                             2,486,000      2,545,000      5,522,000

Net deferred tax asset                                    $          0   $          0   $          0


14. Capital Stock:
    --------------

  In March 1987 the Company sold in a private placement 1,875,000 shares of its Class A cumulative convertible preferred stock to a limited partnership ("Partnership") for a purchase price of $7,500,000 cash ($4.00 per share). The Company also converted $500,000 of indebtedness owed to a corporation owned by the Company's former Chairman of the Board of Directors and members of his family into 125,000 shares of the cumulative convertible preferred stock.

  The holders of the preferred stock are entitled to one vote per share and, except as provided by law, will vote as one class with the holders of the common stock. Class A preferred stockholders are also entitled to receive cumulative dividends at the annual rate of $.32 per share, an effective yield of 8%. Dividends accrued for an initial two year period and, at the expiration of this period, preferred stockholders had the option of receiving accumulated dividends, when and if declared by the Board of Directors, in cash (unless prohibited by law or contract) or common stock. At December 31, 1994 cumulative preferred dividends in arrears totaled $4,056,000 ($640,000 of which related to the year ended December 31, 1994).

  The preferred stock was convertible at the option of the holders into common stock at an initial conversion price of $2.41 per share (equivalent to 1.66 shares of common stock for each share of preferred stock), subject to adjustment in certain events. As a result of the 1989 issuance of the convertible debentures payable, the conversion price was adjusted to $2.13 per share.

    --------------------------

  Prior to March 25, 1995 the Company shall not have the right to call or redeem the preferred stock without the consent of 66-2/3% of all the shares of preferred stock at the time outstanding. On or after March 25, 1995 the preferred stock will be callable or redeemable at the option of the Company at $4.00 per share plus accrued and unpaid dividends. In addition, the preferred stock will be entitled to preference of $4.00 per share plus accrued and unpaid dividends in the event of liquidation of the Company.

  At December 31, 1994 the Company had reserved 6,684,341 common shares for the conversion of preferred stock and debentures, and for the exercise of stock options.


15. Stock Options:
    --------------

  The Company has an incentive stock option plan which provides for the granting of options to officers and key employees to purchase up to an aggregate of 350,000 shares of the Company's common stock at not less than the fair market value of the stock at the time such incentive stock options are granted.

  The Company has also adopted a non-qualified stock option and stock appreciation rights plan which provides for the granting of options and/or stock appreciation awards to key employees to purchase up to an aggregate of 500,000 shares of the Company's common stock at not less than 50% of the fair market value of the stock at the time such non-qualified stock options and/or appreciation awards are granted.

  At December 31, 1992 10,000 options granted at an exercise price of $2.50 per share were outstanding. These 10,000 options expired during 1993. There were no remaining stock options outstanding at December 31, 1994.


16. Quarterly Results:
    ------------------

  During the fourth quarter of 1994, the Company made the following adjustments:

  - The Primary Lender principal and accrued interest balance was increased by $79,000 and $69,000 to accurately reflect the Company's liability after the Second Secured Lender
      Transaction during 1994.

  - Prepaid water and sewer costs were increased by $121,000 to properly reflect the remaining assets after the Second Secured Lender Transaction. An additional $88,000 was adjusted to adequately reflect a devaluation of the water and sewer utility asset.

    ------------------------------

  - As a result of reduced land (see note 18) prices, local competition and the McQueen Transaction the Company has provided $250,000 for land cost reductions. This includes a $99,000 adjustment to the 1994 Net Realizable Value of land in Charlotte County, Florida. Further, the Company has reduced by $78,000 a contingent contract asset account which has been uncollected since the 1992 Secured Lender Transaction.

17. Commitments and Contingencies:
    ------------------------------

  The Company is a party to a number of lawsuits incidental to the normal operation of its business. Two of these lawsuits filed in 1994 involve Sugarmill Woods, Inc. This first case involves a home Sugarmill Woods, Inc. built in 1991 that has a potential claim against Sugarmill Woods, Inc. of $65,000. At this time the outcome of the litigation cannot be determined.

  The second case involves Sugarmill Woods, Inc. and Citrus County
County Tax Collector. In 1994, Citrus County County Tax Collector denied agricultural exemption status for the undeveloped Sugarmill Woods property and the Company was forced to sue the County to reclaim the tax benefit. At this time the outcome of the litigation cannot be determined.

  The aggregate outstanding balances of receivables sold or exchanged with recourse by the Company, not including those receivables associated with the March 1988 financing transaction previously discussed in Notes 5 and 9, totaled approximately $618,000, $872,000, and $1,970,000 at December 31, 1994, 1993 and
1992, respectively. Based on its collection experience with such receivables, the Company maintained an allowance at December 31, 1994, 1993 and 1992 classified in other liabilities, of approximately $300,000 for the recourse provisions related to all receivables sold.

  Under the terms of the receivables sale agreements the Company must repurchase contracts greater than 90 days past due or exchange current contracts owned by the Company. The repurchase price is equal to the outstanding principal balance of the delinquent contract plus accrued interest. At December 31, 1994, sold contracts receivable greater than 90 days past due totaled approximately $32,000. The related accrued interest is considered immaterial.

  The Company currently leases office space for its corporate headquarters and its administrative operations, certain office equipment, and model homes under operating leases. During 1994, 1993 and 1992 the Company incurred expenses of $113,000, $216,000, and $240,000, respectively, related to these leases.

18. Related Party Transactions:
    ---------------------------

  In January, 1994 the Company's President, Paula McQueen (see Note 16), retired after 28 years of employment. Pursuant to the terms of an Employment Agreement executed on March 27, 1987, the Company owed termination pay in the amount of $50,000, $13,000 for services rendered during the month of January 1994, as well as reimbursement for business expenses incurred by the employee. In order to conserve its operating cash, the Company negotiated an agreement whereby property was transferred at its appraised value in full satisfaction of the amount due. The property transferred was subject to approximately $11,000 in delinquent and current year taxes, as well as closing costs. The Company transferred additional Lots and $6,400 in furniture in lieu of the cash payment of these closing costs. The additional lots were transferred at the same value as that paid by third party purchasers of comparable property. The value of the furniture was equal to 50% of its 1989 acquisition cost and exceed that which the Company would have realized in a sale of the furniture to a third party purchaser.

  The Company continued to utilize the services of the retired President subsequent to her termination. During 1994 a certified public accounting firm in which the former President is a partner rendered services totaling $47,437. Again, to conserve operating cash, the Company negotiated an agreement whereby property was transferred at the same prices paid by third party purchasers for comparable property. Additional property to cover the cost of delinquent and current year taxes, as well as transfer costs was also conveyed at the same value paid by third party purchasers for comparable property.

  The Company has moved its administration and accounting offices to the offices of LREC in St. Louis, Missouri. LREC, which is an affiliate of Love-PGI, the Company's preferred shareholder, is located at 515 Olive Street, Suite 1400, St. Louis, Missouri 63101. A fee of $9,166 per month is paid to LREC as reimbursement and compensation.

  The following services are provided to the Company by LREC:

  1.  Maintain books of original entry;
  2.  Prepare quarterly and annual SEC filings;
  3.  Coordinate the annual audit;
  4. Assemble information for tax filing, review reports as prepared by tax accountants and file same;
  5.  Track shareholder records through transfer agent;
  6. Maintain policies of insurance against property and liability exposure;
  7.  Handle payroll and benefits for Sugarmill location; and
  8.  Handle day-to-day accounting requirements.

  In addition, the Company receives office space, telephone service and computer service from LREC.

    ---------------------------------------

  In August, September and October of 1994 an affiliate of Love-
PGI, the Company's Preferred Shareholder, Love Investment Company made three uncollateralized loans to the Company, which at December 31, 1994 had a total outstanding balance, excluding accrued interest of $35,000.

  In August of 1994 the Company sold a Promissory note and Mortgage with a principal balance of $36,000 to Love Real Estate Company
Profit Sharing Plan (1994), an affiliate company of Love-PGI
Partners, the Company's Preferred Shareholder.

  In August of 1994 the Company sold a Promissory note and Mortgage with a principal balance of $100,000 to Love Group Joint Venture, an affiliate company of Love-PGI Partners, the Company's Preferred Shareholder.

  Pursuant to the terms of the 1987 preferred stock private placement agreement, the Company accrued but did not pay $54,000, $69,000, and $108,000 in management consulting fees during 1994, 1993 and 1992, respectively, to a company affiliated with the Partnership's managing general partner. See Secured Lender Transaction under Note 2.

  During 1994, 1993 and 1992 the Company made payments of $21,000, $38,000, and $63,000, respectively, for insurance premiums to an agency whose Executive Vice President and major stockholder was a Director of the Company until his resignation in June 1993.

  In 1985 a corporation owned by the former Chairman of the Board and his family made an uncollateralized loan to the Company which at December 31, 1994 had an outstanding balance, including accrued interest, of $320,000.

  In April 1985 the Company sold its former administration building, located in Punta Gorda, Florida, to a corporation owned and operated by the husband of the Company's former President, Secretary-Treasurer and subsequently entered into a leaseback of a portion of the building on terms similar to those negotiated by other tenants. During 1994, 1993 and 1992 the Company paid $58,000, $135,000, and $200,000, respectively, in rent, common area cost and utilities related to this leased office space.

Item 9.        Disagreements on Accounting and Financial Disclosure
- - -------        ----------------------------------------------------

  There were no disagreements on accounting and financial disclosure for the year ended December 31, 1994.

                            PART III
                            --------


Item 10.       Directors and Executive Officers of the Registrant
- - --------       --------------------------------------------------

IDENTIFICATION OF DIRECTORS

  The following table indicates Directors of the Company as of March 25, 1995:

                                      Position with Company and Business
Name and Age                          Experience During Last Five Years
- - ------------                          ---------------------------------

Andrew S. Love, Jr. (age 51) <F1>       Chairman  of  the Company's Board  of  Directors since
                                        May 1987; Secretary since February 1994; Chairman of
                                        the Board of Love Real Estate Company and Secretary of
                                        Love Investment Company since 1973; Partner in St.
                                        Louis based law firm of Bryan, Cave, McPheeters &
                                        McRoberts until 1991; Director of Heartland Savings
                                        Bank since December 1985.

David J. Mathies, Jr. (age 47) <F1><F2> President,  Dilmun Investments since April 1988; prior thereto Vice President, Mellon Bank, N.A.; Director of
                                        the Company since 1989.

Laurence A. Schiffer (age 55) <F1>      Vice Chairman of the Company's Board of Directors
                                        since May 1987; President and Chief Executive Officer
                                        since February 1994; President and Chief Executive
                                        Officer of Love Real Estate Company and Love
                                        Investment Company since 1973; Member of the Real
                                        Estate Board of Metropolitan St. Louis and the
                                        National Association of Real Estate Boards; Chairman
                                        of Heartland Savings Bank since December 1985.

- - --------------------------------

<F1> Member of the Executive Committee.

<F2> Member of the Audit Committee.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information, regarding executive officers of the Company at March 25, 1995, is provided pursuant to Instruction 3 to
Item 401(b) of Regulation S-K, as amended, and General Instruction G(3) to Form 10-K.

                                  Position with Company and Business
    Name and Age                  Experience During Last Five Years
    ------------                  ----------------------------------

Laurence A. Schiffer     Director of the Company since April 1987; President and Chief Executive Officer
(age 55)                 of the Company since February 1994; Vice Chairman of the Board since May 1987;
                         President and Chief Executive Office of Love Real Estate Company and
                         Love Investment Company since 1973.
Andrew S. Love, Jr.      Chairman of the Company's Board of Directors since May 1987; Secretary
(age 51)                 since February 1994; Chairman of the Board of Love Real Estate Company
                         and Secretary of Love Investment Company since 1973; Partner in St.
                         Louis based law firm of Bryan, Cave, McPheeters & McRoberts until
                         1991; Director of Heartland Savings Bank since December 1985.

     Executive officers of the Company are appointed annually by the Board of Directors to hold office until their successors are appointed and qualify.

Item 11.                 Executive Compensation
- - --------                 ----------------------

     The following table summarizes the total compensation paid to the Chief Executive Officer for fiscal year 1994, as well as total compensation paid for the Company's two previous fiscal years:

                                                            Other Annual   Long Term     All Other
     Name & Position          Year       Salary      Bonus  Compensation  Compensation  Compensation
     ---------------          ----       ------      -----  ------------  ------------  ------------
Laurence A. Schiffer          1994         -0-        -0-       -0-           -0-           -0-
Paula F. McQueen              1994      $ 13,000      -0-       -0-           -0-        $  47,000
   President , CEO            1993      $104,000      -0-       -0-           -0-           -0-
                              1992      $156,000      -0-       -0-           -0-           -0-

     The Company has both a qualified and a non-qualified stock option plan and a stock appreciation rights plan. No options under either plan or stock appreciation rights are outstanding at December 31, 1994.

     On March 25, 1987, the Company entered into an Employment Agreement with Paula F. McQueen. Mrs. McQueen's Employment Agreement provided that the Company would employ her in the capacity of Senior Vice President and Secretary-Treasurer for a period of one year commencing March 25, 1987, at a base salary of $100,000 per year. Mrs. McQueen's Agreement was renewed for another year in March 1988, 1989, 1990, 1991 and 1992 on substantially the same terms. In March 1990, Mrs. McQueen

Item 11.                 Executive Compensation (continued)
- - --------                 ----------------------------------

was appointed President of the Company and her compensation was increased to $156,000 shortly thereafter. A portion of Mrs. McQueen's 1993 compensation was not paid until 1994.

     No fees were paid to directors for attending meetings during 1994.


Item 12.  Security Ownership of Certain Beneficial Owners and
- - --------  ---------------------------------------------------
          and Management Ownership of Certain Beneficial
          ----------------------------------------------
          Owners
          ------


     The table below sets forth as of March 25, 1995 the names and addresses of the only persons of whom the Company is aware beneficially own more than 5% of the outstanding Common Stock, par value $.10, of the Company, except that certain brokerage houses may hold of record more than 5% of such outstanding shares for the accounts of their various customers. It also contains as of the same date, the names and addresses of the only persons of whom the Company is aware beneficially own more than 5% of the outstanding Preferred Stock, $1.00 par value, of the Company.

                                                                          Amount and
                                                                          ----------
                                                                          Nature of                           Percent of
                                                                          ---------                           ----------
                                                                          Beneficial           Percent of     Company
                                                                          ----------           ----------     -------
Title of Class      Name and Address of Beneficial Owner                  Ownership            Class          Vote
- - ---------------     ------------------------------------                  ---------            -----          ----
Common Stock        Estate of Harold Vernon                               998,777<F1><F2>      30.1%          18.8%
($.10 par value)    3201 W. Rolling Hills Circle
                    Fort Lauderdale, FL 33328

                    Alfred M. Johns                                       312,401<F3>          9.4%           5.9%
                    One Woodland Drive
                    Punta Gorda, FL  33950

                    Love-PGI Partners, L.P.                               385,516<F4>          11.6%          7.3%
                    515 Olive Street, Suite 1400
                    St. Louis, MO  63101

                    All officers and directors as a group (3 persons)     385,516              11.6%          7.9%

Preferred Stock     Love-PGI Partners, L.P.                               1,875,000<F4>        93.75%         35.3%<F5>
(Class A) ($1.00    515 Olive Street, Suite 1400
par value)          St. Louis, MO 63101

                    Alfred M. Johns                                       125,000<F6>          6.25%          2.4%
                    One Woodland Drive
                    Punta Gorda, FL  33950

- - ----------------------------

<F1> The executor of the Estate of Harold Vernon has sole voting and investment power. The shares are currently in the possession of the Federal Deposit Insurance Corporation ("FDIC") which is the receiver for First American Bank and Trust, Lake Worth, Florida ("First American"). First American previously made a loan to Mr. Vernon which was secured by these shares. The loan is in default and the Company understands the FDIC has the right, pursuant to a pledge


Item 12.  Security Ownership of Certain Beneficial Owners and
- - --------  ---------------------------------------------------
          and Management Ownership of Certain Beneficial
          ----------------------------------------------
          Owners (Continued)
          ------------------

     agreement, to vote the shares at any annual or special meeting of shareholders. The Company has been advised that the FDIC does not intend to exercise this right and vote these shares.

<F2> Information obtained from filings made with the Securities and Exchange Commission.

<F3> Shared voting and investment power.  Includes 10,100 shares owned by Mr. Johns' wife. Does not include the shares listed in Note 6 below.

<F4> The shares of Preferred Stock were sold pursuant to the terms of a Preferred Stock Purchase Agreement (the "Agreement") entered into between Love Development and Investment Company ("LDIC") and the Company in 1987. LDIC subsequently assigned its rights under the Agreement to Love-PGI Partners, L.P. ("Love"). Andrew S. Love, Jr., Chairman of the Board of the Company, is the Chairman and the principal stockholder of Love Investment Company ("LIC"), the managing general partner of Love. The shares are convertible into 3,537,735 shares of Common Stock which are not reflected in the above table. The shares of Preferred Stock are subject to a pledge agreement in favor of and the shares are consequently held by, a savings and loan association which is currently in receivership.

     In 1989, the Company also sold an aggregate $2,282,451 of its Convertible Secured Debentures due April 30, 1991 (the "1989 Debentures"), to Love-1989 Florida Partners, L.P. ("Love-1989"), and affiliate of Love. Love-1989 has since transferred a portion of the 1989 Debentures to Love in repayment of a debt and a portion was transferred to a limited partner of Love-1989 upon its withdrawal from the limited partnership. In connection with the July 1992 Secured Lender Transaction (See Item 7 and Note 2 to the consolidated financial statements under Item 8), the outstanding balance was reduced by $782,000. The 1989 Debentures, as of March 25, 1994, were convertible into 1,631,090 shares of Common Stock, which are not reflected in the above table. See "Certain Relationships and Related Transactions" below. However, because of the relationship among the former limited partner, Love-1989 and Love, it is assumed for the purposes hereof that if any 1989 Debentures were converted, all would be converted and all such Common Stock into which the 1989 Debentures would be converted would vote similarly. If the conversion rights of the Preferred Stock and the 1989 Debentures were exercised in full, Love, Love-1989 and the former limited partner together would directly control 63.0% of the Company's voting shares assuming the other holder of the Preferred Stock did not convert its shares into Common Stock.


Item 12.  Security Ownership of Certain Beneficial Owners and
- - --------  ---------------------------------------------------
          and Management Ownership of Certain Beneficial Owners
          -----------------------------------------------------
          (Continued)
          -----------

<F5> As part of the Agreement, the Company granted Love the
     option to purchase as many shares of Common Stock as the Company had reserved under options, warrants, calls, conversion privileges or other rights as of March 25, 1987 ("Purchase Rights"), the date the Agreement was closed. As of that date the Company had Purchase Rights covering 676,900 shares at prices ranging from $3.375 to $19.50 per share. These option shares are not included in the "Percent of Company Vote" column because they only become exercisable to the extent the Purchase Rights are exercised.

<F6> Shared voting and investment power with his wife.  These shares are convertible into 235,849 shares of Common Stock which are not reflected in the above table. If the conversion rights of the Preferred Stock were exercised in full, these shares, plus the shares of Common Stock shown as beneficially owned by Mr. Johns above, would represent 10.1% of the Company vote assuming the other holder of the Preferred Stock did not convert its shares into Common Stock.

SECURITY OWNERSHIP OF MANAGEMENT

  The following table sets forth as of March 25, 1995 the amount and nature of beneficial ownership of the Common Stock and Preferred Stock of the Company held by the Company's directors and by all executive officers and directors as a group.

                                      Amount and Nature of              Amount and Nature of
                                      Beneficial Ownership of           Beneficial Ownership
                                      Common Stock At          % of     of Preferred Stock At   % of          % of Company
Name and Age                          March 25, 1995           Class    March 25, 1995          Class         Vote
- - ------------                          --------------           -----    --------------          -----         ----
Andrew S. Love, Jr. <F1>              385,516 <F2>             11.6%    1,875,000 <F3>          93.75%        42.5% <F3>
David J. Mathies, Jr. <F1><F6>        None                     -        None                    -             <F4>
Laurence A. Schiffer <F1>             None <F5>                -        None <F5>               -             -
All Officers and Directors as
a Group (3 persons)                   385,516 <F5>             11.6%    1,875,000               93.75%        42.6%

- - ---------------------------

<F1>      Member of the Executive Committee.

<F2>      Shares of Common Stock owned by Love.  See Note 4 of "Voting
          Securities and Principal Holders Thereof."

<F3>      Shares of Preferred Stock owned by Love.  The 1,875,000
          shares of Preferred Stock are convertible into 3,537,735 shares of Common Stock. If the right to convert these shares were fully exercised, these shares, added to the 385,516 shares of Common Stock owned by Love, would represent 57.2% of all the Common Stock.

<F4>      Less than 1%.


SECURITY OWNERSHIP OF MANAGEMENT (continued)

<F5>      Excludes 1,875,000 shares of Preferred Stock which are
          convertible into 3,537,735 shares of Common Stock owned by Love, and any shares of Common Stock into which the 1989 Debentures are convertible. See Note 4 of "Voting
          Securities and Principal Holders Thereof".

<F6>      Member of the Audit Committee.

Item 13.  Certain Relationships and Related Transactions
- - --------  ----------------------------------------------

  The Company in order to conserve cash and permit management to concentrate on achieving a sale of all or a portion of the acreage prior to May 1995 has moved its administration and accounting offices to the offices of the Love Real Estate Company in St. Louis, Missouri. Love Real Estate Company ("Love"), which is an affiliate of Love-PGI, the Company's preferred shareholder, is located at 515 Olive Street, Suite 1400, St. Louis, Missouri 63101. A fee of $9,166 per month is paid to the Love Companies as reimbursement and compensation.

  The following services are provided to the Company by Love:

  1.      Maintain books of original entry;
  2.      Prepare quarterly and annual SEC filings;
  3.      Coordinate the annual audit;
  4. Assemble information for tax filing, review reports as prepared by tax accountants and file same;
  5.      Track shareholder records through transfer agent;
  6. Maintain policies of insurance against property and liability exposure;
  7.      Handle payroll and benefits for Sugarmill location; and
  8.      Handle day-to-day accounting requirements.

  In addition, the Company receives office space, telephone service and computer service from Love.

  Effective as of March 25, 1987, the Company entered into a Management Consulting Agreement with Love Real Estate Company ("Love Company"), a Missouri corporation affiliated with Love. As a consultant to the Company, Love Company provides services which may include, but are not limited to, strategic planning, marketing and financing, as requested by the Company. In consideration for these consulting services, the Company will pay Love Company a quarterly consulting fee of one-tenth of one percent of the book value of the Company's assets, plus reasonable out-of-pocket expenses. As of December 31, 1994 the book value of the Company's assets was approximately $16.0 million. Consulting fees totaling $54,000, $69,000, and $108,000 were accrued during 1994, 1993, and 1992 but have not yet been paid. In connection with the July 1992 Secured Lender Transaction, accrued management fees were reduced by $1,042,000 as partial consideration for the conveyance of the 350 acres of property transferred to Love-PGI Partners, L.P. ("L-PGI"). The consulting agreement will continue in effect until terminated upon 90 days prior written notice by a majority vote of the Company's directors who have no financial interest in Love Company or in any Love Company affiliated entity.

- - --------  ----------------------------------------------------------

  Love-1989 Florida Partners, L.P., a Missouri limited partnership ("New Partnership"), which is affiliated with L-PGI, purchased $1,282,000 of the Company's convertible debentures at face amount on July 24, 1989. The convertible debentures, and all accrued interest at 14% per annum thereon, are convertible into common stock at an initial conversion price of $1.72 per share. Upon issuance, the convertible debentures were convertible into 745,611 shares of common stock. On September 29, 1989, the New Partnership purchased an additional $1,000,000 of convertible debentures at face amount which were convertible into 581,395 shares of common stock. The convertible debentures are collateralized by a second mortgage on approximately 650 acres of Company owned property.

  The Company's primary lender credit agreements, however, prohibit the payment of interest on the convertible debentures until such time as the primary lender loans are repaid. Each month, to the extent interest on the convertible debentures are not paid in cash, the number of shares into which the convertible debentures are convertible will increase. If no interest is paid prior to maturity, at maturity the convertible debentures purchased by the New Partnership on July 24, 1989, will be convertible into 868,788 shares and those purchased on September 29, 1989, will be convertible into 1,726,568 shares, or a total of 2,595,356 shares of common stock.

  The New Partnership's purchase of the convertible debentures was funded by a loan from L-PGI. The New Partnership has since repaid the debt in full, in part by transferring $782,000 of the convertible debentures purchased on July 24, 1989, to L-PGI. In connection with the July 1992 Secured Lender Transaction as partial consideration for the conveyance of 350 acres of property, L-PGI's convertible debenture was reduced by $782,000 principal and $389,000 accrued interest. The maturity date on all of the remaining Convertible Debentures was extended to July 8, 1997.

  During 1994, 1993 and 1992, the Company made payments of $21,000, $38,000 and $63,000, respectively, for insurance premiums to Hilb, Rogal & Hamilton Company of Tampa Bay, whose Executive Vice President and major stockholder, John W. Veghte, was a director of the Company until his resignation in June 1993.

  In April 1985 the Company sold its former administration building located in Punta Gorda, Florida to McCo, Inc. ("McCo"), a corporation owned and operated by the husband of Mrs. Paula McQueen, the Company's former President and Secretary and Treasurer and subsequently entered into a leaseback of a portion of the building on terms similar to those negotiated by other tenants. During 1994, 1993 and 1992 the Company paid $58,000, $135,000 and $200,000 to McCo for rent, common area costs and utilities related to this leased office space.

  In 1985 a corporation owned by Alfred M. Johns, the former
Chairman, and his family made an uncollateralized loan to the Company which at December 31, 1994 had an outstanding balance, excluding accrued interest, of $176,000.

  The Company believes that the foregoing transactions were on terms comparable to those which would have been obtained from unaffiliated persons.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
- - --------  ---------------------------------------------------------------

                                                             Form 10-K
                                                              Page No.
                                                              --------
(a)   1.  Financial Statements

      Report of Independent Accountants                        24-25
      Consolidated Statements of Financial Position            -----
      December 31, 1994 and 1993                                 26
      Consolidated Statements of Operations Years Ended        -----
      December 31, 1994, 1993 and 1992                           27
      Consolidated Statements of Cash Flows Years Ended        -----
      December 31, 1994, 1993 and 1992                         28-29
      Consolidated Statements of Stockholders' Deficiency      -----
      years Ended December 31, 1994, 1993 and 1992               30
                                                               -----
      Notes to Consolidated Financial Statements               31-45
                                                               -----

(a)   2.  Financial Statement Schedules

      Report and Consent of Independent Accounts               55-56
      Schedule II - Valuation and Qualifying Accounts and      -----
      Reserves Years Ended December 31, 1994, 1993 and 1992      57
      Schedules Omitted - Other schedules have been omitted    -----
      because of the absence of conditions under which they
      are required.

(a)   3.  Exhibits

      Reference is made to the Exhibit Index contained on pages 57 to 61 herein for a list of exhibits filed under this Item.

(b)   Reports on Form 8-K

      None were filed in the fourth quarter of 1994.

(c) See the Exhibit Index contained on pages 57 to 61 herein for a list of each management contract, compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this report: Exhibits 10.1, 10.2, 10.4, and 10.5.

(d)   None


                CONSENT OF INDEPENDENT ACCOUNTANTS

     We consent to the incorporation by reference in the registration statement of PGI Incorporated and subsidiaries on Form S-8 (File 2-77149) of our report, dated April 4, 1995 relating to the consolidated financial statements and financial statement schedule of PGI Incorporated and subsidiaries, which report is included in this Annual Report on Form 10-K. Our report contains an explanatory paragraph regarding uncertainty as to the ability of the company to continue as a going concern.


St. Louis, Missouri
April 4, 1995

/s/ BDO Seidman
BDO Seidman



                REPORT OF INDEPENDENT ACCOUNTANTS

     Our report on the consolidated financial statements of PGI Incorporated and subsidiaries is included on page 25 of this Annual Report on Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 60 of this Annual Report on Form 10-K.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

     The accompanying financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in note 10, the Company is in default on the payment of interest on its primary lender credit agreements. As discussed in note 11, the Company is in default on the payment of principal and interest on its convertible subordinated debentures. The Company does not currently have the availability of funds to pay the primary lender accrued interest, to retire the convertible subordinated debentures or to pay the related accrued interest. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in notes 10 and 11. The financial statement schedules do not include any adjustments that might result from the outcome of this uncertainty.

Fort Meyers, Florida                               Coopers & Lybrand L.L.P.
February 11, 1994

                CONSENT OF INDEPENDENT ACCOUNTANTS

     We consent to the incorporation by reference in the registration statement of PGI Incorporated and subsidiaries on Form S-8 (File
2-77149) of our report, which includes an explanatory paragraph that there is substantial doubt about the Company's ability to continue as a going concern, dated February 11, 1994 on our audits of the consolidated financial statements and financial statement schedule of PGI Incorporated and subsidiaries as of December 31, 1993 and for the two years ended December 31, 1993 which report is included in this Annual Report on Form 10-K.

/s/ Coopers & Lybrand L.L.P.

Coopers & Lybrand L.L.P.
Fort Myers, Florida
February 11, 1994

                               Schedule II
                               -----------

                   PGI INCORPORATED AND SUBSIDIARIES
            VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                              --------------

Column A                            Column B    Column C    Column D        Column E             Column F

                                                Charged To
                                                ----------                   Other Changes
                                    Balance At  Cost and                     -------------       Balance At
                                    ----------  --------                     Add (Deduct)<F2>    ----------
Description                         Beginning   Expenses    Deductions<F1>   ----------------    End
- - -----------                         ---------   --------    --------------                       ---
Year Ended December 31,
1994:
Reserve deducted from
contracts receivable:
Allowance for Cancellations         $ 976,000   $ -         $ -              $ -                 $ 976,000

Year Ended December 31,
1993:
Reserve deducted from
contracts receivable:
Allowance for cancellations         $ 975,000   $ -         $ -              $ 1,000             $ 976,000

Year Ended December 31, 1992:
Reserve deducted from
contracts receivable:
Allowance for cancellations         $ 1,644,000 $ -         $ 267,000        $ (402,000)         $ 975,000

- - ------------------------------
<F1> Contract balances of cancelled sales.

<F2> Other changes include the following:

  1992           1993       1994
  ----           ----       ----
  $ 5,000         $ 1,000    $  -             Reclassification of other reserves
 (407,000)            -         -             Allowance for land cost recovery
 ---------          -----     -----
$(402,000)        $ 1,000    $  -

                            SIGNATURES
                            ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Louis, State of Missouri, on this 15th day of April, 1995.

                                              PGI INCORPORATED
                                              (Registrant)



                                              By: /s/Laurence A. Schiffer
                                              ---------------------------------
                                              Laurence A. Schiffer, President







                         POWER OF ATTORNEY
                         -----------------

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Laurence A. Schiffer and Andrew S. Love, Jr., and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection there with, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                           Title                        Date
- - ---------                           -----                        ----

/s/ Andrew S. Love, Jr.             Chairman of the Board        April 15, 1995
- - -----------------------------       Secretary
Andrew S. Love, Jr.


/s/ Laurence A. Schiffer            Vice Chairman of the Board   April 15, 1995
- - -----------------------------       President
Laurence A. Schiffer                Principal Executive Officer
                                    since February 1994

/s/ David J. Mathies, Jr.           Director                     April 15, 1995
- - -----------------------------
David J. Mathies, Jr.

/s/ Gloria D. Clement               Chief Financial              April 15, 1995
- - -----------------------------       Officer
Gloria D. Clement

/s/ Annette M. Webb                 Chief Accounting             April 15, 1995
- - -----------------------------       Officer
Annette M. Webb

EXHIBIT INDEX
- - -------------

                                                              Sequential
                                                              Page Number
3.1    Articles of Incorporation (filed as Exhibit 3.1 to
       Registrant's Form 10-K Annual Report for the year ended December 31, 1980 and incorporated herein by reference).

3.2 Certificate of the Designation, Powers, Preferences and Relative Rights, and the Qualifications, Limitations or Restrictions Thereof, which have not been set forth in the Articles of Incorporation, of the Class A Cumulative Convertible Preferred Stock, effective as of March 24, 1987 (filed as Exhibit 3.2 to Registrant's Form 10-K Annual Report for the year ended December 31, 1986 ("1986 Form 10-K") and incorporated herein by reference).

3.3    Bylaws of Registrant, as amended September 1987
       (filed as Exhibit 3.3 to Registrant's original Form
       10-K Annual Report for the year ended December 31,
       1987 ("Original 1987 Form 10-K") dated as of March
       29, 1987 and incorporated herein by reference).

3.4 Amendments to the Articles of Incorporation effective March 13, 1990 and July 27, 1990, dated as of November 13, 1990 (filed as Exhibit 19 to the
       September 30, 1990 Form 10-Q and incorporated herein by reference).

4.1    Extension and Forbearance Agreement among PGI
       Incorporated, Punta Gorda Developers, Inc., Burnt
       Store Marina, Inc., and Gulf Coast Credit
       Corporation and BancFlorida (formerly Naples Federal
       Savings and Loan Association), dated as of March 25,
       1987 (filed as Exhibit 4.4 to the 1986 Form 10-K and incorporated herein by reference).

4.2 Seventh Mortgage and Loan Modification Agreement among PGI Incorporated, Punta Gorda Developers,
       Inc., Burnt Store Marina, Inc., and Gulf Coast
       Credit Corporation and BancFlorida, dated as of March 25, 1987 (filed as Exhibit 4.5 to the 1986
       Form 10-K and incorporated herein by reference).

4.3 Eighth Mortgage and Loan Modification Agreement among PGI Incorporated, Punta Gorda Developers,
       Inc., Burnt Store Marina, Inc., and Gulf Coast
       Credit Corporation and BancFlorida, dated as of March 25, 1987 (filed as Exhibit 4.6 to the 1986
       Form 10-K and incorporated herein by reference).



EXHIBIT INDEX (Continued)
- - -------------------------

                                                              Sequential
                                                              Page Number
4.4    Restated Loan and Security Agreement among PGI
       Incorporated, Punta Gorda Developers, Inc., Burnt
       Store Marina, Inc., and Gulf Coast Credit
       Corporation and BancFlorida, as well as Restated
       Consolidating Substituted Renewal Note and Future
       Advance Mortgage Note related thereto, dated as of March 25, 1987 (filed as Exhibit 4.7 to the 1986
       Form 10-K and incorporated herein by reference).

4.5    Forbearance Agreement among PGI Incorporated, Punta
       Gorda Developers, Inc., Burnt Store Marina, Inc., and Gulf Coast Credit Corporation and BancFlorida
       (Restated Loan Agreement No. 1), dated as of October
       19, 1985 (filed as Exhibit 4.1 to the Registrant's
       Form 10-Q Quarterly Report for the quarter ended
       September 30, 1985 and incorporated herein by reference).

4.6    Amendment to Restated Loan Agreement No. 1
       (Receivables Loan), as well as Restated
       Consolidating Substituted Renewal Note relating thereto, dated as of March 25, 1987 (filed as Exhibit 4.9 to the 1986 Form 10-K and incorporated herein by reference).

4.7 Extension, Forbearance and Modification Agreement between PGI Incorporated, Punta Gorda Developers,
       Inc., Burnt Store Marina, Inc. and Gulf Coast Credit
       Corporation, and BancFlorida, dated as of May 20, 1988 (filed as Exhibit 4.1 to Registrant's Form 10-Q
       Quarterly Report for the quarter ended June 30, 1988 and incorporated herein by reference).

4.8 Ninth Mortgage and Loan Modification Agreement between PGI Incorporated, Punta Gorda Developers,
       Inc., Burnt Store Marina, Inc. and Gulf Coast Credit
       Corporation, and BancFlorida, dated as of May 20, 1988 (filed as Exhibit 4.2 to Registrant's Form 10-Q
       Quarterly Report for the quarter ended June 30, 1988 and incorporated herein by reference).

4.9    Purchase Agreement among Greyhound Real Estate
       Finance Company, PGI Incorporated and Punta Gorda
       Developers, Inc., as well as certain Exhibits and the Mortgage related thereto, dated March 15, 1988
       (filed as Exhibit 1 to Registrant's Form 8-K dated as of March 28, 1988 and incorporated herein by reference).




EXHIBIT INDEX (Continued)
- - -------------------------

                                                              Sequential
                                                              Page Number
4.10 Tenth Mortgage and Loan Modification Agreement between PGI Incorporated, Punta Gorda Developers,
       Inc., as well as certain Exhibits and the Mortgage related thereto, dated May 30, 1989 (filed as Exhibit 1 to Registrant's Form 8-K dated as of June
       8, 1989 and incorporated herein by reference).

4.11   Eleventh Mortgage and Loan Modification among PGI
       Incorporated (formerly Punta Gorda Isles, Inc.),
       Sugarmill Woods, Inc. (formerly Punta Gorda
       Developers, Inc.), Burnt Store Marina, Inc. and Gulf
       Coast Credit Corporation and BancFlorida (formerly
       Naples Federal Savings and Loan Association), dated as of June 1, 1990 (filed as Exhibit 4.2 to
       Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 1990 and incorporated herein by reference).

4.12   Loan Forbearance Agreement among PGI Incorporated
       (formerly Punta Gorda Isles, Inc.), Sugarmill Woods,
       Inc. (formerly Punta Gorda Developers, Inc.), Burnt
       Store Marina, Inc. and Gulf Coast Credit Corporation and BancFlorida (formerly Naples Federal Savings and
       Loan Association), dated as of October 17, 1991
       (filed as Exhibit 4.12 to Registrants Form 10-K dated March 30, 1994 and incorporated herein by reference).

4.13   Twelfth mortgage and loan modification among PGI
       Incorporated, Sugarmill Woods, Inc., Burnt Store
       Marina, Inc. and Gulf Coast Credit Corporation and
       BancFlorida, dated as of July 8, 1992 (filed as
       Exhibit 4.1 to Registrant's Form 8-K dated as of
       July 24, 1992, and incorporated herein by reference).

4.14 Thirteenth mortgage and loan modification agreement among PGI Incorporated, Sugarmill Woods, Inc., Burnt
       Store Marina, Inc., Gulf Coast Credit Corporation and First Union, dated as of May 13, 1994 (filed as
       Exhibit 4.1 to Registrant's Form 8-K dated May 27,
       1994 and incorporated herein by reference).

9.     Inapplicable.

10.1   PGI Incorporated Restated 1981 Incentive Stock
       Option Plan, as amended (filed as Exhibit 10.1 to the Original 1987 Form 10-K and incorporated herein by reference).




EXHIBIT INDEX (Continued)
- - -------------------------

                                                              Sequential
                                                              Page Number
10.2   PGI Incorporated 1987 Non-Qualified Stock Option and
       Stock Appreciation Rights Plan (filed as Exhibit
       10.2 to the Original 1987 Form 10-K and incorporated herein by reference).

10.3   Preferred Stock Purchase Agreement by and between
       PGI Incorporated and Love Development and Investment
       Company, dated as of February 16, 1987 (filed as
       Exhibit (i) to the Registrant's Form 8-K Current
       Report dated February 25, 1987 and incorporated herein by reference).

10.4   Employment Agreement between PGI Incorporated and
       Paula F. McQueen, dated as of March 25, 1987 (filed as Exhibit 10.6 to the 1986 Form 10-K and incorporated herein by reference).

10.5   Consulting Agreement between PGI Incorporated and
       Love Real Estate Company, dated as of March 25, 1987
       (filed as Exhibit 10.7 to the 1986 Form 10-K and incorporated herein by reference).

10.6   Asset Purchase Agreement, as amended, between PGI
       Incorporated, Punta Gorda Developers, Inc., Burnt
       Store Utilities, Inc., Deep Creek Utilities, Inc.,
       Twin County Utility Company and Southern States
       Utilities, Inc., dated as of August 16, 1988 (filed as Exhibit 28.1 to the Registrant's Form 10-Q
       Quarterly Report for the quarter ended September 30, 1988 and incorporated herein by reference).

10.7   Form of Convertible Debenture Agreement due April
       30, 1992 between PGI Incorporated and Love-1989
       Florida Partners, L.P. and Mortgage and Security
       Agreement dated July 28, 1989 between Sugarmill
       Woods, Inc. and Love-1989 Florida Partners, L.P.
       (filed as Exhibit 10.9 to the Registrant's Form 10-K
       Annual Report for the year ended December 31, 1989 and incorporated herein by reference).

11. Statements re: Computation of Per Share Earnings, filed herein on pages 63 and 64 of this Annual
       Report on Form 10-K.

12.    Inapplicable.




EXHIBIT INDEX (Continued)
- - -------------------------

                                                              Sequential
                                                              Page Number
13.    Inapplicable.  No information in Registrant's Annual
       Report to Stockholders for the year ended December
       31, 1988 has been incorporated by reference as part of this Amended Annual Report on Form 10-K.

16.    Coopers and Lybrand's letter to the SEC dated
       February 9, 1995 (filed as Exhibit 16 to the
       Registrant's From 8-K dated February 9, 1995 and incorporated herein by reference).

18.    Inapplicable.

19.    Inapplicable.

21.    Subsidiaries of the Registrant, filed herein on page
       61 of this Annual Report on Form 10-K.

23. Consent of Independent Accountants, filed herein on page 53 of this Annual Report on Form 10-K.

24.    Power of Attorney for Directors filed herein on page
       55 of this Annual Report on Form 10-K.

27.    Financial Data Schedule

28.    Inapplicable.

29.    Inapplicable.

The Registrant agrees to furnish to the Securities and Exchange Commission upon request, pursuant to Item
601(b)(4)(iii) of the Regulation S-K, copies of Registrant and its consolidated subsidiaries.

                                                             PAGE 1 OF 2

                             PGI INCORPORATED AND SUBSIDIARIES
                        FACTS FOR COMPUTATION OF NET LOSS PER SHARE


                                                       1994          1993         1992
                                                       ----          ----         ----
1)  Loss before extraordinary item:                 $(1,307,000) $ (3,039,000) $ (2,931,000)
2)  Extraordinary item:
       Tax benefit from utilization of
loss carryforward for financial accounting
purposes                                                    -             -             -

3)  Net loss for period                             $(1,307,000) $ (3,039,000) $ (2,931,000)
                                                    ============ ============= =============
4)  Average common shares outstanding                  3,317,555     3,317,555     3,317,216
                                                       =========     =========     =========
5)  Shares outstanding at beginning of period          3,317,555     3,317,555     3,316,530
6)  Shares issued on stock options exercised
and preferred stock and debentures converted
during period, weighted                                     -             -              686
7)  Treasury stock transactions, net, weighted              -             -             -
                                                        --------      --------      --------
8)  Average shares outstanding before assumed
exercise of stock options and conversion of
preferred stock and debentures                         3,317,555     3,317,555     3,317,216
                                                       =========     =========     =========
9)  Average shares outstanding from assumed
exercise of stock options:
      Primary                                               -             -             -
                                                        ========      ========      ========
      Fully diluted                                         -             -             -
                                                        ========      ========      ========
10)   Average shares outstanding from assumed
conversion of preferred stock                          3,760,000     3,760,000     3,760,000
                                                       =========     =========     =========
11)  Average shares outstanding from assumed
conversion of debentures                               1,341,076     1,341,076     1,580,574
                                                       =========     =========     =========
12)   Cumulative preferred dividends in
arrears                                                $ 640,000     $ 640,000     $ 640,000
                                                       =========     =========     =========
13)   Interest and amortization charged against
income for debentures during period                    $ 759,000     $ 759,000     $ 830,000
                                                       =========     =========     =========
ADJUSTMENT OF NET LOSS:
- - -----------------------
   Primary
   -------
    Loss before extraordinary item (Line 1)         $(1,307,000) $ (3,039,000) $ (2,931,000)
    Less cumulative preferred dividends in
     arrears (Line 12)                                 (640,000)     (640,000)     (640,000)
                                                       ---------     ---------     ---------
14)   Adjusted loss before extraordinary item
for primary net loss per share                       (1,947,000)   (3,679,000)   (3,571,000)
    Extraordinary item (Line 2)                             -             -             -
                                                       ---------     ---------     ---------
15)   Adjusted net loss for primary net
loss per share                                      $(1,947,000) $ (3,679,000) $ (3,571,000)
                                                    ============ ============= =============

   Fully Diluted
   -------------
    Adjusted loss before extraordinary item
     for primary net loss per share (Line 14)       $(1,947,000) $ (3,679,000) $ (3,571,000)
    Add cumulative preferred dividends in
arrears on preferred stock assumed converted
(Line 12)                                                640,000       640,000       640,000
    Add interest and amortization charged against
income for debentures during period (Line 13)            759,000       759,000       759,000
    Tax effect on Line 13                                -  <FA>        - <FA>        - <FA>
                                                       ------        ------        ------
16)   Adjusted loss before extraordinary item
for fully diluted net loss per share                   (548,000)   (2,280,000)   (2,101,000)
                                                       ---------   -----------   -----------
17)   Extraordinary item (Line 2) plus tax effect
on Line 13                                                  -             -             -
                                                       ---------     ---------     ---------
18)   Adjusted net loss for fully diluted net loss
per share                                           $  (548,000) $ (2,280,000) $ (2,101,000)
                                                    ============ ============= =============

ADJUSTMENT OF AVERAGE SHARES OUTSTANDING
- - ----------------------------------------
Primary
- - -------
   Average shares outstanding (Line 8)                 3,317,555     3,317,555     3,317,555
   Average shares outstanding (Line 9)                       -             -             -
                                                        --------      --------      --------

19)   Shares assumed outstanding for primary
net loss per share                                     3,317,555     3,317,555     3,317,555
                                                       =========     =========     =========

Fully Diluted
- - -------------
   Average shares outstanding (Line 8)                 3,317,555     3,317,555     3,317,555
   Average shares outstanding from assumed
exercise of stock options (Line 9)                           -             -             -
   Average shares outstanding from assumed
conversion of preferred stock (Line 10)                3,760,000     3,760,000     3,760,000
   Average shares outstanding from assumed
conversion of debentures (Line 11)                     1,341,076     1,341,076     1,341,076
                                                       ---------     ---------     ---------

20)   Shares assumed outstanding for fully
diluted net loss per share                             8,418,631     8,418,631     8,657,790
                                                       =========     =========     =========



NET LOSS PER SHARE:
- - -------------------
Before Adjustment
- - -----------------
  (Line 1 + Line 4)                                      $ (.39)       $ (.92)       $ (.88)
                                                         =======       =======       =======
Primary
- - -------
   Adjusted loss before extraordinary item
    (Line 14 + Line 19)                                  $ (.59)       $(1.11)       $(1.08)
   Extraordinary item
    (Line 2 + Line 19)                                     -             -             -
                                                        --------      --------      --------
   Net loss
   (Line 15 + Line 19)                                   $ (.59)       $(1.11)       $(1.08)
                                                         =======       =======       =======
Fully Diluted <FB>
- - -------------
   Adjusted loss before extraordinary item               $ (.59)       $(1.11)       $(1.08)
   Extraordinary item                                      -             -             -
                                                        --------      --------      --------
   Net loss (B)                                          $ (.59)       $(1.11)       $(1.08)
                                                         =======       =======       =======
- - -----------------------------

<FA> No tax calculation has been made because of full utilization of all available tax benefits for financial account purposes.

<FB> Fully diluted net loss per share is the same as primary net loss per share due to anti-dilutive effect of assumed exercise of stock options and conversion of preferred stock and debentures to common stock.