Form 10QSB
period 1995-03-31
PGI INC
filed 1995-05-15
CIK 81157

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB


(Mark One)
- ----
  x     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ----    EXCHANGE ACT OF 1934

        For the quarterly period ended              March 31, 1995
                                       ---------------------------------------

                                       OR
- ----
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ----    EXCHANGE ACT OF 1934

        For the transition period from                   to
                                       ------------------   ------------------


        Commission File Number              1-6471
                               -----------------------------------------------


        PGI INCORPORATED
        ----------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        FLORIDA                                        59-0867335
- ---------------------------------------   ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

        515 OLIVE STREET, SUITE 1400; ST. LOUIS, MISSOURI  63101
        ----------------------------------------------------------------------
        (Address of principal executive offices)

        (314)    982-0780
        ----------------------------------------------------------------------
        (Issuer's telephone number)


        ----------------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if changed since last report)


     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes   X    No   .
                                                       ------    ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 12, 1995 there were 3,317,555 shares of the Registrant's common stock outstanding.

     Transitional Small Business Disclosure Format (Check one):
        Yes        No   X
            ------    -----

                      PGI INCORPORATED AND SUBSIDIARIES
                                 FORM 10-QSB
                     For the Quarter Ended March 31, 1995

                              Table of Contents
                            ---------------------

                                                                  Form 10-QSB
                                                                    Page No.
                                                                  ------------
PART I        Financial Information

   Item 1       Financial Statements
                Consolidated Statements of Financial Position
                   March 31, 1995 and December 31, 1994                  3
                Consolidated Statements of Operations
                   Three Months Ended March 31, 1995 and 1994            4
                Condensed Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1995 and 1994            5
                Notes to Consolidated Financial Statements
                   for Form 10-QSB                                     6 - 11

   Item 2       Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                12 - 15


PART II       Other Information

   Item 1       Legal Proceedings                                        16
   Item 2       Changes in Securities                                    16
   Item 3       Defaults Upon Senior Securities                          16
   Item 4       Submission of Matters to a Vote of Security Holders      16
   Item 5       Other Information                                        16
   Item 6       Exhibits and Reports on Form 8-K                      18 - 21

SIGNATURES                                                               17

                       PGI INCORPORATED AND SUBSIDIARIES


PART I        Financial Information

   Item 1     Financial Statements

                   CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                  ($ in thousands)
                                                          March 31,     December 31,
                                                            1995           1994
                                                         -----------    ------------
                                                         (unaudited)
ASSETS
   Cash, including restricted cash of $1,156,000
        and $1,235,000                                   $    1,201     $    1,261
     Receivables on real estate sales - net                   1,247          1,227
     Other receivables                                           20             19
     Land and improvement inventories                         9,111          9,154
     Property and equipment - net                               109            119
     Other assets                                               783            788
                                                         ----------     ----------
                                                         $   12,471     $   12,568
                                                         ==========     ==========

LIABILITIES
     Accounts payable                                    $       70     $       79
     Other liabilities                                        1,650          1,512
     Accrued interest:
        Primary lender                                          971            791
        Debentures                                            4,751          4,388
        Other                                                 1,192          1,162
     Credit agreements -
        Primary lender                                        7,002          7,002
     Notes and mortgages payable                              4,080          4,250
     Convertible subordinated
        debentures payable                                    9,059          9,059
     Convertible debentures payable                           1,500          1,500
                                                         ----------     ----------

                                                             30,275         29,743
                                                         ----------     ----------
     Commitments and contingencies

STOCKHOLDERS' EQUITY
     Preferred stock, par value $1.00 per share;
        authorized 5,000,000 shares; 2,000,000 Class A
        cumulative convertible shares issued and
        outstanding; (liquidation preference
        of $4.00 per share or $8,000,000)                     2,000          2,000
     Common stock, par value $.10 per share;
        authorized 25,000,000 shares; 3,317,555 shares
        issued and outstanding                                  332            332
     Paid in capital                                         13,698         13,698
     Accumulated deficit                                    (33,834)       (33,205)
                                                         ----------     ----------

                                                            (17,804)       (17,175)
                                                         ----------     ----------

                                                         $   12,471     $   12,568
                                                         ==========     ==========




See accompanying notes to consolidated financial statements for Form 10-QSB.

                       PGI INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                ($ in thousands)
                                  (Unaudited)

                                                    Three Months Ended
                                                   ---------------------
                                                   March 31,   March 31,
                                                     1995        1994
                                                   ---------   ---------
REVENUES
     Real estate sales                             $     15    $  1,758
     Interest income                                     52          82
     Other income                                       248         124
                                                   --------    --------
                                                        315       1,964
                                                   --------    --------

COSTS AND EXPENSES
     Cost of real estate sales                           11       1,387
     Selling expenses                                    17          76
     General & administrative expenses                  162         245
     Interest                                           643         551
     Other expenses                                     111         106
                                                   --------    --------
                                                        944       2,365
                                                   --------    --------

NET INCOME (LOSS)                                  $   (629)   $   (401)
                                                   ========    ========

NET INCOME (LOSS) PER SHARE <F*>
     Primary and fully diluted                     $   (.24)   $   (.17)
                                                   ========    ========

<F*>  Considers the effect of cumulative preferred dividends in arrears for the three  months ended March 31, 1995 and 1994.



See accompanying notes to consolidated financial statements for form 10-QSB.

                       PGI INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                  (Unaudited)
                                                             Three Months Ended
                                                         -------------------------
                                                          March 31,      March 31,
                                                            1995           1994
                                                         ----------     ----------

Net cash provided by operating activities                $      110     $      159
                                                         ----------     ----------

Cash flows from investing activities:
     Proceed from fixed asset sales                               -              -
     Purchase of property and equipment                           -              -
                                                         ----------     ----------
     Net cash used in investing activities                        -              -
                                                         ----------     ----------

Cash flows from financing activities:
     Principal payments on debt                                (170)          (232)
                                                         ----------     ----------
     Net cash used in financial activities                     (170)          (232)
                                                         ----------     ----------

Net decrease in cash                                            (60)           (73)

Cash at beginning of period                                   1,261          1,521
                                                         ----------     ----------

Cash at end of period                                    $    1,201     $    1,448
                                                         ==========     ==========




 See accompanying notes to consolidated financial statements for Form 10-QSB.

                       PGI INCORPORATED AND SUBSIDIARIES


                   Notes to Consolidated Financial Statements

(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all disclosures necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The Company's independent accountants included an explanatory paragraph regarding the Company's ability to continue as a going concern in their opinion on the Company's consolidated financial statements for the year ended December 31, 1994.

     The Company continues, however, to remain in default under the indentures governing its convertible unsecured subordinated debentures (the "Indentures") (See Management's Discussion and Analysis of Financial Condition and Results of Operations). However, as more fully discussed in Note 10 to the Company's consolidated financial statements for the year ended December 31, 1994, as contained in the Company's Annual Report on Form 10-K, the Company's management is seeking purchasers for its remaining undeveloped land.

     The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the Company be unsuccessful in its sales and refinancing efforts.

     In the opinion of management, subject to the effects on the Company's unaudited consolidated financial statements of such adjustments, if any, as might have been required had the outcome of the matters discussed in the preceding paragraph been known, all other adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the three months ended March 31, 1995 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 1995 or any other interim period.

(2)  Recognition of Real Estate Sales

     The Company has adopted the installment method of profit recognition for all homesite sales effective January 1, 1990 and thereafter. For sales consummated prior to January 1, 1990, the Company recognized profit under the full accrual or percentage-of-completion methods as appropriate. The full accrual method recognizes the entire profit when minimum down payments and other requirements are met. Under the percentage-of-completion method, profit is recognized by the relationship of costs incurred to total estimated costs to be incurred. The installment method recognizes gross profit as down payments and principal payments on contracts are received.

                       PGI INCORPORATED AND SUBSIDIARIES

(3)  Per Share Data

     Primary per share amounts are computed by dividing net income
     (loss), after considering cumulative dividends in arrears on the Company's preferred stock, by the average number of common shares and common stock equivalents outstanding. For this purpose, the Company's cumulative convertible preferred stock, convertible subordinated debentures and collateralized convertible debentures are not deemed to be common stock equivalents, but outstanding vested stock options are considered as such. However, under the treasury stock method, no vested stock options were assumed to be exercised, and therefore no common stock equivalents existed, for the calculation of primary per share amounts for the three months ended March 31, 1995 and 1994. The average number of common shares outstanding for the three months ended March 31, 1995 and 1994 was 3,317,555, respectively.

     Fully diluted per share amounts are computed by dividing net income
     (loss) by the average number of common shares outstanding, after adjusting both for the estimated effects of the assumed exercise of stock options and the assumed conversion of all cumulative convertible preferred stock, convertible subordinated debentures and collateralized convertible debentures into shares of common stock. For the three months ended March 31, 1995 and 1994, no stock options were assumed to be exercised and the effect of the assumed exercise of stock options and the assumed conversion of all cumulative convertible preferred stock, convertible subordinated debentures and collateralized convertible debentures would have been anti-dilutive.

(4)  Statement of Cash Flows

     The Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows", which requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. Interest paid, net of amounts capitalized, for the three months ended March 31, 1995 and 1994 was $ 70,000 and $114,000, respectively.

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

(5)  Restricted Cash

     Restricted cash included cash and certificates of deposit pledged to agencies in various states and local Florida governmental units related to land development and environmental matters, escrowed receipts related to pledged receivables on real estate sales and the servicing of sold receivables and, as a result of sales agreements and Company policies, customer payments and deposits related to homesite and housing contracts.

                       PGI INCORPORATED AND SUBSIDIARIES

(6)  Receivables on Real Estate Sales

     Net receivables on real estate sales consisted of:

                                                    March 31,     December 31,
                                                      1995           1994
                                                   ----------     ------------
                                                        ($ in thousands)
     Contracts receivable on homesite sales        $    2,026     $    2,187
     Other                                                291            123
                                                   ----------     ----------
                                                        2,317          2,310
     Less:  Allowance for cancellations                  (976)          (976)
            Unamortized valuation discount                (94)          (107)
                                                   ----------     ----------
                                                   $    1,247     $    1,227
                                                   ==========     ==========

(7)  Land and Improvements

     Land and improvement inventories consisted of:

                                                    March 31,     December 31,
                                                      1995           1994
                                                   ----------     ------------
                                                        ($ in thousands)
     Unimproved land                               $    8,730     $    8,730
     Land being improved                                    -              -
     Fully improved land                                  381            424
     Completed and in progress homes held for sale          -              -
                                                   ----------     ----------
                                                   $    9,111     $    9,154
                                                   ==========     ==========

(8)  Property and Equipment

     Property and equipment consisted of:

                                                    March 31,     December 31,
                                                      1995           1994
                                                   ----------     ------------
                                                        ($ in thousands)
     Furniture, fixtures and other equipment       $      407     $      407
     Construction in progress                               2              2
                                                   ----------     ----------
                                                          409            409
     Less:  Accumulated depreciation                     (300)          (290)
                                                   ----------     ----------
                                                   $      109     $      119
                                                   ==========     ==========

(9)  Other Assets

     Other assets consisted of:

                                                       March 31,  December 31,
                                                         1995        1994
                                                      ----------  ------------
                                                           ($ in thousands)
     Guaranteed future connections related to
            sale of utility plants and equipment, net $      621  $      621
     Prepaid loan and debenture costs                         34          42
     Deposit with Trustee of 6-1/2% debentures               116         114
     Other                                                    12          11
                                                      ----------  ----------
                                                      $      783  $      788
                                                      ==========  ==========

                       PGI INCORPORATED AND SUBSIDIARIES

(10) Other Liabilities

     Other Liabilities consisted of:

                                                    March 31,     December 31,
                                                      1995           1994
                                                   ----------     ------------
                                                        ($ in thousands)
     Accrued property taxes
        - current                                  $      276     $       238
        - delinquent                                      286             303
     Other accrued expenses                               222             234
     Deposits, advances and escrows                       393             419
     Estimated recourse liability for
        receivables sold                                  300             300
     Other                                                173              18
                                                   ----------     -----------
                                                   $    1,650     $     1,512
                                                   ==========     ===========

(11) Primary Lender Credit Agreements, Notes and Mortgages Payable and Convertible Subordinated Debentures Payable

     Credit agreements with the Company's primary lender and notes and mortgages payable consisted of the following:

                                                    March 31,     December 31,
                                                      1995           1994
                                                   ----------     ------------
                                                        ($ in thousands)
     Credit agreements - primary lender:
        (maturing July 8, 1997, bearing interest
          at prime plus 1.5%):
        Revolving land loan line of credit         $    4,297     $     4,297
        Receivable loan payable                         2,705           2,705
                                                   ----------     -----------
                                                        7,002           7,002
                                                   ----------     -----------
     Notes and mortgages payable - $2,117,000
        bearing interest at 12-1/4%, $1,176,000
        bearing interest at prime plus 2%, the
        remainder bearing interest at varying
        rates to 23%; maturing through 2000             4,080           4,250
                                                   ----------     -----------

     Convertible subordinated debentures payable:

     At 6-1/2% interest; due June 1991;
       convertible into shares of common stock
       at $18.00 per share                         $    1,034     $     1,034
     At 6% interest; due May 1, 1992; convertible
       into shares of common stock at
       $19.50 per share                                 8,025           8,025
                                                   ----------     -----------
                                                   $    9,059     $     9.059
                                                   ----------     -----------

     Collateralized convertible debentures payable:

     At 14% interest; due July 8, 1997,
       convertible into share of common stock
       at $1.72 per share                               1,500           1,500
                                                   ----------     -----------
                                                   $   21,641     $    21,811
                                                   ==========     ===========

                       PGI INCORPORATED AND SUBSIDIARIES

(12) Real Estate Sales and Other Income

     Real estate sales and cost of sales for the three months ended
     March 31, 1995 and 1994 consisted of:

                                                    Three Months Ended
                                                   -------------------

                                                   March 31,   March 31,
                                                     1995        1994
                                                   ---------   ---------
                                                     ($ in thousands)
     Revenues:
        Homesite sales                             $      15   $      64
        Home sales                                       ---       1,349
        Acreage sales                                    ---         ---
                                                   ---------   ---------
                                                   $      15   $   1,758
                                                   =========   =========

     Cost of Sales:
        Homesite sales                             $      11   $      19
        Home sales                                       ---       1,291
        Acreage sales                                    ---          77
                                                   ---------   ---------
                                                   $      11   $   1,387
                                                   =========   =========

     Other income for the three months ended March 31, 1995 and 1994 consisted of:

                                                    Three Months Ended
                                                   -------------------

                                                   March 31,   March 31,
                                                     1995        1994
                                                   ---------   ---------
                                                     ($ in thousands)
     Commission income                             $      78   $      96
     Installment sale income                              37         ---
     Other income                                        133          28
                                                   ---------   ---------
                                                   $     248   $     124
                                                   =========   =========

(13)    Commitments and Contingencies

     The aggregate outstanding balances of all receivables sold and exchanged with recourse totaled $544,000 and $618,000 at March 31, 1995 and December 31, 1994, respectively. Based on its collection experience with such receivables, the Company maintained allowances at both March 31, 1995 and December 31, 1994, classified in other liabilities, of $300,000 for the recourse provisions related to all receivables sold.

(14)    Income Taxes

     Effective January 1, 1993 the Company adopted Statement of
     Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Under the deferred method, deferred taxes were recognized using the tax rate applicable to the year of the calculation and were not adjusted for subsequent changes in tax rates. Based on the Company's current tax status and current tax laws, adoption of SFAS No. 109 did not have a material effect on the Company's

                       PGI INCORPORATED AND SUBSIDIARIES
     financial position.

     At December 31, 1994, the Company had an operating loss carryforward of approximately $28,000,000 to reduce future taxable income. These operating losses expire at various dates through 2,009.

     The following summarizes the temporary differences of the Company at December 31, 1994 at the current statutory rate:

     Deferred tax asset:

        Net operating loss carryforward            $10,352,000
        Adjustments to reduce land to
          net realizable value                         311,000
        Expenses capitalized under IRC 263(a)           57,000
        ITC carryforward                               731,000
        Other                                            7,000
        Valuation allowance                         (8,972,000)
                                                   -----------
                                                     2,486,000
                                                   -----------

     Deferred tax liability
        Basis difference of land and
          improvement inventories                    2,452,000
        Excess tax over book depreciation               34,000
                                                   -----------
                                                     2,486,000

        Net deferred tax asset                     $         0
                                                   ===========

                       PGI INCORPORATED AND SUBSIDIARIES


Item 2        Management's Discussion and Analysis of Financial
              Condition and Results of Operations

Preliminary Note

   The description of the Company's business in the Quarterly Report on Form 10-QSB focuses on its traditional core business of selling individual homes and homesites and the construction of residences. Readers should understand as they read the report, however, that the Company is not presently pursuing its core business until its debt obligations have been substantially eliminated. The reason the Company is no longer pursuing its core business is set forth with more particularity below.

   As of May 1, 1995 the Company is in default of its primary credit agreements with First Union. The Company was unsuccessful in consummating a large land sale to meet the May 1st obligations and does not have funds available to make any payments of either principal or interest. The Company has had discussions with First Union with the objective of securing an extension of its obligation and a cure of the default with no success as of this date.

   During the fiscal year ended December 31, 1994, the Company's business focus and emphasis changed substantially as it concentrated its sales and marketing efforts almost exclusively on the disposition in bulk of its undeveloped, platted, residential real estate. This change was prompted by it's continuing financial difficulties due to the principal and interest owed on its debt and managements' conclusion that a bulk sale was the best way to reduce the Company's debt service obligations. If the Company is successful in its sale of this undeveloped land, its remaining inventory will consist of undeveloped commercial property. There can be no assurance that the Company will be successful in its efforts to effect a bulk sale. Assuming a bulk sale occurs, the Company intends to decide at that point whether it will pursue the development and sale of the commercial property in accordance with its traditional core business plans or whether it will attempt to sell such property in bulk. That decision will depend, in part, on whether the Company believes it can generate more revenue by developing and selling individual commercial properties or by selling in bulk.

Results of Operations

   Revenues for the first three months of 1995 decreased by $1.6 million to $315,000 from $1.7 million for the comparable 1994 period. A net loss of $629,000 was incurred for the first three months of 1995 compared to a net loss of $401,000 for the first three months of 1994. After consideration of cumulative preferred dividends in arrears, totaling $160,000 for each of the three months ended March 31, 1995 and 1994 ($.05 per share of common stock), net losses per share of $.24 and $.17, respectively, were reported for the three month periods ended March 31, 1995 and 1994.

   With the completion of the Second Secured Lender Transaction more specifically described below, the Company has sold all of its developed Sugarmill Woods inventory. It retains 4,800 acres of undeveloped property planned and platted into 8,000 single family homesites and a 600 acre undeveloped commercially zoned tract (all acreage numbers are approximate). Additionally, the Company has a small scattering of unsold lots remaining in its Charlotte County developments which it is selling in the normal course of business through the local broker network.

   Company management has determined that the Company's primary activity must concentrate on one goal - the sale of sufficient additional acreage as soon as possible to again substantially reduce the primary lender debt as well as pay the 1993 and 1994 property taxes which will be owed on the Sugarmill Woods acreage.

                       PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

   The resulting principal and interest due to its primary lender retains a maturity date of July 8, 1997. Effective with the closing, the Company's interest rate was reduced from the default rate of prime plus 5% to prime plus 1.5%. The primary lender has granted the Company a moratorium until May 1995 on any principal and interest payments other than release payments associated with the sale of properties. On May 1, 1995, the Company failed to pay all accrued interest due as of that date, as well as, pay the 1993 and 1994 property taxes owed on any properties serving as collateral for the primary debt.

   Sales revenue by major components for real estate operations, excluding the effect of the Company's adoption of the installment method of reporting homesite sales for the three month periods ended March 31, 1995 and 1994, were:

     Real estate sales and cost of sales for the three months ended
March 31, 1995 and 1994 consisted of:

                                                    Three Months Ended
                                                   -------------------

                                                   March 31,   March 31,
                                                     1995        1994
                                                   ---------   ---------
                                                     ($ in thousands)
     Revenues:
        Homesite sales                             $      15   $      64
        Home sales                                       ---       1,349
        Acreage sales                                    ---         ---
                                                   ---------   ---------
                                                   $      15   $   1,758
                                                   =========   =========

     Cost of Sales:
        Homesite sales                             $      11   $      19
        Home sales                                       ---       1,291
        Acreage sales                                    ---          77
                                                   ---------   ---------
                                                   $      11   $   1,387
                                                   =========   =========

     Other income for the three months ended March 31, 1995 and 1994 consisted of:

                                                    Three Months Ended
                                                   -------------------

                                                   March 31,   March 31,
                                                     1995        1994
                                                   ---------   ---------
                                                     ($ in thousands)
     Commission income                             $      78   $      96
     Installment sale income                              37         ---
     Other income                                        133          28
                                                   ---------   ---------
                                                   $     248   $     124
                                                   =========   =========

                       PGI INCORPORATED AND SUBSIDIARIES


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Gross homesite sales revenues decreased by $49,000 from $64,000 for the first three months of 1994 to $15,000 for the same period in 1995. With the completion of the Second Secured Lender Transaction the Company has sold all of its developed Sugarmill Woods inventory. The homesite sales sold in the first quarter of 1995 represent various lot sales from the Charlotte County inventory. Gross margin on homesite sales increased from 21.1% for the first three months of 1994 to 26.6% profit for the first three months of 1995.

     With the assignment of the remaining building contracts to another Sugarmill Woods builder during 1994, the Company's activity related to home construction has been suspended during the first quarter of 1995 and subsequent reporting periods. As a result there were no home sales during the first quarter of 1995.

     Effective January 1, 1990 the Company implemented the installment method of homesite sales reporting in accordance with Statement of Financial Accounting Standard No. 66 "Accounting for Sales of Real Estate" (see Item I - Note 2 - Recognition of Real Estate Sales). This method will be utilized for all installment sales regardless of the down payment percentage. As a result of the Secured Lender Transaction non-recourse sale of receivables, all previously deferred profits were recognized during 1992.

     Cash provided by operating activities for the three months ended March 31, 1995 was $110,000 compared to $159,000 for the comparable 1994 period. During the first three months of 1995, financing activities utilized $170,000 in cash flow for normal debt repayment as compared to $232,000 for the same period in 1994.

Analysis of Financial Condition

     Assets totaled $12.5 million at March 31, 1995 compared to $12.6 million at December 31, 1994, reflecting the following changes:

                                            March 31,   December 31,  Increase
                                               1995        1994      (Decrease)
                                            ----------  ------------ ----------
                                                       ($ in thousands)
     Cash                                   $    1,201  $    1,261   $      (60)
     Receivables                                 1,267       1,246           21
     Land and improvement inventories            9,111       9,154          (43)
     Net property and equipment                    109         119          (10)
     Other assets                                  783         788           (5)
                                            ----------  ----------   ----------
                                            $   12,471  $   12,568   $      (97)
                                            ==========  ==========   ==========

                       PGI INCORPORATED AND SUBSIDIARIES


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   Liabilities were $30.3 million at March 31, 1995 compared to 29.7 million at December 31, 1994, reflecting the following changes among categories.

                                            March 31,   December 31,  Increase
                                               1995        1994      (Decrease)
                                            ----------  ------------ ----------
                                                       ($ in thousands)
     Accounts payable                       $       70  $       79   $       (9)
     Other liabilities                           1,650       1,512          138
     Accrued interest                            6,914       6,341          573
     Credit agreements - primary lender          7,002       7,002            -
     Notes and mortgages payable                 4,080       4,250         (170)
     Convertible subordinated
       debentures payable                        9,059       9,059            -
     Convertible debentures payable              1,500       1,500            -
                                            ----------  ----------   ----------
                                            $   30,275  $   29,743   $      532
                                            ==========  ==========   ==========

   The company has aggressively taken steps to curtail and simplify operations as well as concentrate on major bulk sales of its undeveloped acreage. The Company remains totally dependent upon the sale of property to fund its operations and debt service requirements.

   As was stated earlier, the Company is in default of its primary credit agreements with First Union. The Company was unsuccessful in consummating a large land transaction to meet the May 1st obligation. Although the Company has had financing arrangements with its primary lender since 1985 and has been successful in renegotiating its credit agreements, the primary lender, BancFlorida, was acquired by another banking institution, First Union, on August 1, 1994. The Company is hopeful that the new institution and new personnel will be willing to work with the Company if necessary, but has no assurance that a mutually satisfactory working relationship can be established.

   The Company remains in default of the entire principal plus interest on its convertible subordinated debentures. The amounts due are as indicated in the following table:

                                                                March 31, 1995
                                                           -----------------------
                                                           Principal     Unpaid
                                                           Amount Due    Interest
                                                           ----------   ----------
                                                               ($ in thousands)
     Convertible subordinated debentures due June 1, 1991  $    1,034   $     343
     Convertible subordinated debentures due May 1, 1992        8,025       2,684
                                                           ----------   ---------
                                                           $    9,059   $   3,027
                                                           ==========   =========

   The Company does not have funds available to make any payments of either principal or interest on the above debentures. If a debenture holder or Trustee institutes action to collect on the debentures, such action could prohibit the Company from continuing to operate, (see Notes 10 and 11 to the consolidated financial statements under Item 8 as contained in the Company's 1994 Form 10-K) which would cause an acceleration of the primary lender debt and could results in a bankruptcy filing. The Company has investigated the consequences of a bankruptcy filing and believes that such an event is not in the best interest of either the debenture or equity holders because a bankruptcy filing would negatively impact the Company's business, as well as cause an acceleration of the primary lender ("First Union") debt, certain other notes and mortgages, and secured debenture debt.

                       PGI INCORPORATED AND SUBSIDIARIES


PART II       Other Information

Item 1        Legal Proceedings

              Not applicable.


Item 2        Changes in Securities

              Not applicable.


Item 3        Defaults Upon Senior Securities

   See discussion in Item 2 with respect to defaults on the Company's convertible subordinated debentures and collateralized convertible debentures, which discussion is incorporated herein by this reference.


Item 4        Submission of Matters to a Vote of Security Holders

              Not applicable.


Item 5        Other Information

              Not applicable.


Item 6        Exhibits and Reports on Form 8-K

   (a) Exhibits - reference is made to the Exhibit Index contained on page 18 herein for a list of exhibits filed under this Item.

   (c)  No report on Form 8-K was filed during the quarter ended March
        31, 1995.

                    PGI INCORPORATED AND SUBSIDIARIES


                                SIGNATURES


   In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     PGI INCORPORATED
           ------------------------------------
                       (Registrant)



Date:        May 12, 1995                    /s/Laurence A. Schiffer
      ---------------------------------      ------------------------------
                                             Laurence A. Schiffer
                                             President

                    PGI INCORPORATED AND SUBSIDIARIES


EXHIBIT INDEX
- --------------
                                                                      Sequential
                                                                      Page Number
 2.  Inapplicable.

 3.  Inapplicable.

 4.  Inapplicable.

10.  Inapplicable.

11.  Statements re:  Computations of Per Share Earnings, filed
     herewith.................................................          19-20

15.  Inapplicable.

18.  Inapplicable.

19.  Inapplicable.

22.  Inapplicable.

23.  Inapplicable.

24.  Inapplicable.

27.  Financial Data Schedule..................................          21


                                    -18-
