Form 10QSB
period 1995-06-30
PGI INC
filed 1995-08-14
CIK 81157

                U.S. SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                              FORM 10-QSB

(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended          June 30, 1995
                                    -------------------------------------

                                  OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ----------- to ----------------------

     Commission File Number ---------------------------------------------

     PGI INCORPORATED
     --------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

            FLORIDA                               59-0867335
-------------------------------      ------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)

     515 OLIVE STREET, SUITE 1400; ST. LOUIS, MISSOURI 63101
     --------------------------------------------------------------------
     (Address of principal executive offices)

     (314)     982-0780
     --------------------------------------------------------------------
     (Issuer's telephone number)


     --------------------------------------------------------------------
     (Former Name, Former Address and Former Fiscal Year, if changed since last report)


     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No      .
                                               -----     -----

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 1995 there were 3,317,555 shares of the Registrant's common stock outstanding.

     Transitional Small Business Disclosure Format (Check One):
         Yes        No   X
             -----     -----

                    PGI INCORPORATED AND SUBSIDIARIES

                               FORM 10-QSB
                   For the Quarter Ended June 30, 1995

                            Table of Contents
                        -------------------------

                                                                  Form 10-QSB
                                                                    Page No.
                                                                  -----------
PART I       Financial Information

   Item 1      Financial Statements
               Consolidated Statements of Financial Position
                 June 30, 1995 and December 31, 1994                   3
               Consolidated Statements of Operations Three
                 and Six Months Ended June 30, l995 and 1994           4
               Condensed Consolidated Statements of Cash Flows
                 Six Months Ended June 30, 1995 and 1994               5
               Notes to Consolidated Financial Statements
                 for Form 10-QSB                                     6 - 11

   Item 2      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                12 - 16

PART II      Other Information

   Item 1      Legal Proceedings                                      17
   Item 2      Changes in Securities                                  17
   Item 3      Defaults Upon Senior Securities                        17
   Item 4      Submission of Matters to a Vote of Security
                 Holders                                              17
   Item 5      Other Information                                      17
   Item 6      Exhibits and Reports on Form 8-K                       17

SIGNATURES                                                            18


                       PGI INCORPORATED AND SUBSIDIARIES

PART I       Financial Information

   Item 1      Financial Statements

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                ($ in thousands)

                                                       June 30,      December 31,
                                                         1995            1994
                                                      ---------      ------------
                                                     (unaudited)
ASSETS
   Cash, including restricted cash
      of $1,131,000 and $1,235,000                    $   1,200       $   1,261
   Receivables on real estate sales - net                 1,027           1,227
   Other receivables                                         22              19
   Land and improvement inventories                       9,103           9,154
   Property and equipment - net                              99             119
   Other assets                                             776             788
                                                      ---------       ---------
                                                      $  12,227       $  12,568
                                                      =========       =========

LIABILITIES
   Accounts payable                                   $      88      $       79
   Other liabilities                                      1,599           1,512
   Accrued interest:
      Primary lender                                      1,159             791
      Debentures                                          5,037           4,388
      Other                                               1,232           1,162
   Credit agreements:
      Primary lender                                      7,002           7,002
   Notes and mortgages payable                            3,955           4,250
   Convertible subordinated debentures payable            9,059           9,059
   Convertible debentures payable                         1,500           1,500
                                                      ---------       ---------

                                                         30,631          29,743
                                                      ---------       ---------
   Commitments and contingencies

STOCKHOLDER'S EQUITY
   Preferred stock, par value $1.00 per share;
      authorized 5,000,000 shares; 2,000,000 Class A
      cumulative convertible shares issued and
      outstanding; (liquidation preference of
      $4.00 per share or $8,000,000)                      2,000           2,000
   Common stock, par value $.10 per share;
      authorized 25,000,000 shares; 3,317,555 shares
      issued and outstanding                                332             332
   Paid in capital                                       13,698          13,698
   Accumulated deficit                                  (34,434)        (33,205)
                                                      ---------       ---------

                                                        (18,404)        (17,175)
                                                      ---------       ---------

                                                       $ 12,227       $  12,568
                                                      =========       =========



                      PGI INCORPORATED AND SUBSIDIARIES

See accompanying notes to consolidated financial statements for Form 10-QSB.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                               ($ in thousands)
                                 (Unaudited)
                                 Three Months Ended    Six Months Ended
                                 ------------------    ----------------
                                 June 30,  June 30,    June 30, June 30,
                                   1995      1994        1995     1994
                                 --------  --------    -------- --------
REVENUES
   Real estate sales             $   ---    $   465    $    15  $ 2,223
   Interest income                    47         83         99      165
   Other income                      204      1,564        452    1,688
                                 -------    -------    -------  -------
                                     251      2,112        566    4,076
                                 -------    -------    -------  -------

COSTS AND EXPENSES
   Cost of real estate sales         ---        443         11    1,830
   Selling expenses                    8         45         25      121
   General & administrative
     expenses                        166        339        328      584
   Interest                          578        529      1,221    1,080
   Other expenses                     99        127        210      233
                                 -------    -------    -------  -------
                                     851      1,483      1,795    3,848
                                 -------    -------    -------  -------

NET INCOME (LOSS)                $  (600)   $   629    $(1,229) $   228
                                 =======    =======    =======  =======

NET INCOME (LOSS) PER SHARE<F*>
   Primary and fully diluted     $  (.23)   $   .14    $  (.47) $  (.03)
                                 =======    =======    =======  =======


<F*> Considers the effect of cumulative preferred dividends in arrears for the three and six months ended June 30, 1995 and 1994.


                      PGI INCORPORATED AND SUBSIDIARIES

See accompanying notes to consolidated financial statements for Form 10-QSB.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ($ in thousands)
                                 (Unaudited)
                                                      Six Months Ended
                                                   June 30,     June 30,
                                                     1995         1994
Net cash provided by operating activities          $   234      $   227
                                                   -------      -------
Cash flows from investing activities:
   Proceed from fixed asset sales                      ---            8
   Purchase of property and equipment                  ---          ---
                                                   -------      -------
   Net cash used in investing activities               ---            8
                                                   -------      -------

Cash flows from financing activities:
   Principal payments on debt                         (295)        (520)
                                                   -------      -------
   Net cash used in financial activities              (295)        (520)
                                                   -------      -------

Net decrease in cash                                   (61)        (285)

Cash at beginning of period                          1,261        1,521
                                                   -------      -------

Cash at end of period                              $ 1,200      $ 1,236
                                                   =======      =======


                     PGI INCORPORATED AND SUBSIDIARIES

See accompanying notes to consolidated financial statements for Form 10- QSB.
                 Notes to Consolidated Financial Statements

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

     The Company continues to remain in default under its primary lender agreement and the indentures governing its convertible unsecured subordinated debentures (the Indentures) (See Management's Discussion and Analysis of Financial Condition and Results of Operations). As more fully discussed in Note 10 to the Company's consolidated financial statement for the year ended December 31, 1994, as contained in the Company's Annual Report on Form 10-K, the Company's management is seeking purchasers for its remaining undeveloped land.

     The financial statement's do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the Company be unsuccessful in its sales and refinancing efforts.

     In the opinion of management, subject to the effects on the Company's unaudited consolidated financial statements of such adjustments, if any, as might have been required had the outcome of the matters discussed in the preceding paragraph been known, all other adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the three months ended June 30, 1995 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 1995 or any other interim period.

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

                      PGI INCORPORATED AND SUBSIDIARIES

(3)  Per Share Data

     Primary per share amounts are computed by dividing net income
     (loss), after considering cumulative dividends in arrears on the Company's preferred stock, by the average number of common shares and common stock equivalents outstanding. For this purpose, the Company's cumulative convertible preferred stock, convertible subordinated debentures and collateralized convertible debentures are not deemed to be common stock equivalents, but outstanding vested stock options are considered as such. However, under the treasury stock method, no vested stock options were assumed to be exercised, and therefore no common stock equivalents existed, for the calculation of primary per share amounts for the six months ended June 30, 1995 and 1994. The average number of common shares outstanding for the six months ended June 30, 1995 and 1994 was 3,317,555, respectively.

     Fully diluted per share amounts are computed by dividing net income (loss) by the average number of common shares outstanding, after adjusting both for the estimated effects of the assumed exercise of stock options and the assumed conversion of all cumulative convertible preferred stock, convertible subordinated debentures and collateralized convertible debentures into shares of common stock. For the six months ended June 30, 1995 and 1994, no stock options were assumed to be exercised and the effect of the assumed exercise of stock options and the assumed conversion of all cumulative convertible preferred stock, convertible subordinated debentures and collateralized convertible debentures would have been anti-dilutive.

(4)  Statement of Cash Flows

     The Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows", which requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. Interest paid, net of amounts capitalized, for the six months ended June 30, 1995 and 1994 was $134,000 and $141,000, respectively.

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

                      PGI INCORPORATED AND SUBSIDIARIES

(6)  Receivables on Real Estate Sales

     Net receivables on real estate sales consisted of:
                                                June 30,   December 31,
                                                  1995         1994
                                                --------   ------------
                                                   ($ in thousands)
     Contracts receivable on homesite sales    $    1,876   $    2,187
     Other                                            212          123
                                               ----------   ----------
                                                    2,088        2,310
     Less:  Allowance for cancellations              (976)        (976)
           Unamortized valuation discount             (85)        (107)
                                               ----------   ----------
                                               $    1,027   $    1,227
                                               ==========   ==========

(7)  Land and Improvements

     Land and improvement inventories consisted of:
                                                June 30,   December 31,
                                                  1995         1994
                                                --------   ------------
                                                   ($ in thousands)
     Unimproved land                           $    8,730   $    8,730
     Land being improved                              ---          ---
     Fully improved land                              373          424
     Completed and in progress
       homes held for sale                            ---          ---
                                               ----------   ----------
                                               $    9,103   $    9,154
                                               ==========   ==========

(8)  Property and Equipment

     Property and equipment consisted of:
                                                June 30,   December 31,
                                                  1995         1994
                                                --------   ------------
                                                   ($ in thousands)
     Furniture, fixtures and other equipment   $      407   $      407
     Construction in progress                         ---            2
                                               ----------   ----------
                                                      407          409
     Less:  Accumulated depreciation                 (308)        (290)
                                               ----------   ----------
                                               $       99   $      119
                                               ==========   ==========

                      PGI INCORPORATED AND SUBSIDIARIES

(9)  Other Assets

     Other assets consisted of:
                                                      June 30,      December 31,
                                                        1995            1994
                                                      --------      ------------
                                                           ($ in thousands)
     Guaranteed future connections related to
     sale of utility plants and equipment, net       $      621      $      621
     Prepaid loan and debenture costs                        27              42
     Deposit with Trustee of 6-1/2% debentures              117             114
     Other                                                   11              11
                                                     ----------      ----------
                                                     $      776      $      788
                                                     ==========      ==========

(10) Other Liabilities

     Other Liabilities consisted of:
                                                      June 30,      December 31,
                                                        1995            1994
                                                      --------      ------------
                                                           ($ in thousands)
     Accrued property taxes
       - current                                     $      110      $      238
       - delinquent                                         507             303
     Other accrued expenses                                 224             234
     Deposits, advances and escrows                         350             419
     Estimated recourse liability for
       receivables sold                                     300             300
     Other                                                  108              18
                                                     ----------      ----------
                                                     $    1,599      $    1,512
                                                     ==========      ==========

(11) Primary Lender Credit Agreements, Notes and Mortgages Payable and Convertible Subordinated Debentures Payable

     Credit agreements with the Company's primary lender and notes and mortgages payable consisted of the following:
                                                      June 30,      December 31,
                                                        1995            1994
                                                      --------      ------------
                                                           ($ in thousands)
     Credit agreements - primary lender:
       (maturing July 8, 1997, bearing interest
        at prime plus 1.5%):
       Revolving land loan line of credit            $    4,297      $    4,297
       Receivable loan payable                            2,705           2,705
                                                     ----------      ----------
                                                          7,002           7,002
                                                     ----------      ----------
     Notes and mortgages payable - $1,996,000
       bearing interest at 12-1/4%, $1,176,000
       bearing interest at prime plus 2%, the
       remainder bearing interest at varying
       rates to 23%; maturing through 2000                3,955           4,250
                                                     ----------      ----------

                      PGI INCORPORATED AND SUBSIDIARIES

     Convertible subordinated debentures payable:

     At 6-1/2% interest; due June 1991; convertible
       into shares of common stock at
       $18.00 per share                              $    1,034      $    1,034
     At 6% interest; due May 1, 1992; convertible
       into shares of common stock at
       $19.50 per share                                   8,025           8,025
                                                     ----------      ----------
                                                     $    9,059      $    9.059
                                                     ----------      ----------

     Collateralized convertible debentures payable:

     At 14% interest; due July 8, 1997, convertible
       into share of common stock at
       $1.72 per share                                    1,500           1,500
                                                     ----------      ----------
                                                     $   21,516      $   21,811
                                                     ==========      ==========

(12) Real Estate Sales and Other Income

     Real estate sales and cost of sales for the three and six months ended June 30, 1995 and 1994 consisted of:
                                Three months ended     Six months ended
                                ------------------     ----------------
                                June 30,  June 30,    June 30,   June 30,
                                  1995      1994        1995       1994
                                --------  --------    --------   --------
                                 ($ in thousands)      ($ in thousands)
    Revenues:
       Homesite sales          $     --- $      26   $      15  $      90
       Home sales                    ---       439         ---      1,788
       Acreage sales                 ---       ---         ---        345
                               --------- ---------   ---------  ---------
                               $     --- $     465   $      15  $   2,223
                               ========= =========   =========  =========

    Cost of Sales:
       Homesite sales          $     --- $       9   $      11  $      28
       Home sales                    ---       434         ---      1,725
       Acreage sales                 ---       ---         ---         77
                               --------- ---------   ---------  ---------
                               $     --- $     443   $      11  $   1,830
                               ========= =========   =========  =========

     Other income for the three and six months ended June 30, 1995 and
     1994 consisted of:
                                Three months ended     Six months ended
                                ------------------     ----------------
                                June 30,  June 30,    June 30,   June 30,
                                  1995      1994        1995       1994
                                --------  --------    --------   --------
                                 ($ in thousands)      ($ in thousands)
    Commission income          $      80 $      72   $     158  $     168
    Installment sale income           61       ---          98        ---
    Other income                      63     1,492         196      1,520
                               --------- ---------   ---------  ---------
                               $     204 $   1,564   $     452  $   1,688
                               ========= =========   =========  =========

                      PGI INCORPORATED AND SUBSIDIARIES

(13) Commitments and Contingencies

     The aggregate outstanding balances of all receivables sold and exchanged with recourse totaled $476,000 and $618,000 at June 30, 1995 and December 31, 1994, respectively. Based on its collection experience with such receivables, the Company maintained allowances at both June 30, 1995 and December 31, 1994, classified in other liabilities, of $300,000 for the recourse provisions related to all receivables sold.

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

     The following summarizes the temporary differences of the Company at December 31, 1994 at the current statutory rate:

     Deferred tax asset:

        Net operating loss carryforward                  $10,352,000
        Adjustments to reduce land to
          net realizable value                               311,000
        Expenses capitalized under IRC 263(a)                 57,000
         ITC carryforward                                    731,000
        Other                                                  7,000
        Valuation allowance                               (8,972,000)
                                                         -----------
                                                           2,486,000
                                                         -----------

      Deferred tax liability
        Basis difference of land and
          improvement inventories                          2,452,000
        Excess tax over book depreciation                     34,000
                                                         -----------
                                                           2,486,000
                                                         -----------
        Net deferred tax asset                           $         0
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

   As of May 1, 1995 the Company is in default of its primary credit agreements with First Union. The Company was unsuccessful in consummating a large land sale to meet the May 1st obligations and does not have funds available to make any payments of either principal or interest. The Company continues to have discussions with First Union with the objective of securing an extension of its obligation and a cure of the default with no success as of this date.

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

Results of Operations

  Revenues for the first six months of 1995 decreased by $3.5 million to $566,000 from $4.1 million for the comparable 1994 period. A net loss of $1.2 million was incurred for the first six months of 1995 compared to a net income of $228,000 for the first six months of 1994. After consideration of cumulative preferred dividends in arrears, totaling $320,000 for each of the six months ended June 30, 1995 and 1994 ($.10 per share of common stock), net losses per share of $.47 and $.03, respectively, were reported for the six month periods ended June 30, 1995 and 1994.

  With the completion of the Second Secured Lender Transaction more specifically described below, the Company has sold all of its developed Sugarmill Woods inventory. It retains 4,800 acres of undeveloped property planned and platted into 8,000 single family homesites and a 600 acre undeveloped commercially zoned tract (all acreage numbers are approximate).

                      PGI INCORPORATED AND SUBSIDIARIES

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

  The resulting principal and interest due to its primary lender retains a maturity date of July 8, 1997. Effective with the closing, the Company's interest rate was reduced from the default rate of prime plus 5% to prime plus 1.5%. The primary lender had granted the Company a moratorium until May 1995 on any principal and interest payments other than release payments associated with the sale of properties. On May 1, 1995, the Company failed to pay all accrued interest due as of that date, as well as, pay the 1993 property taxes owed on any properties serving as collateral for the primary debt.
As a result the loan remains in default.

  Sales revenue by major components for real estate operations, excluding the effect of the Company's adoption of the installment method of reporting homesite sales for the three and six month periods ended June 30, 1995 and 1994, were:

    Real estate sales and cost of sales for the three and six months ended June 30, 1995 and 1994 consisted of:
                                Three months ended     Six months ended
                                ------------------     ----------------
                                June 30,  June 30,    June 30,   June 30,
                                  1995      1994        1995       1994
                                --------  --------    --------   --------
                                 ($ in thousands)      ($ in thousands)
    Revenues:
       Homesite sales          $     --- $      26   $      15  $      90
       Home sales                    ---       439         ---      1,788
       Acreage sales                 ---       ---         ---        345
                               --------- ---------   ---------  ---------
                               $     --- $     465   $      15  $   2,223
                               ========= =========   =========  =========

    Cost of Sales:
       Homesite sales          $     --- $       9   $      11  $      28
       Home sales                    ---       434         ---      1,725
       Acreage sales                 ---       ---         ---         77
                               --------- ---------   ---------  ---------
                               $     --- $     443   $      11  $   1,830
                               ========= =========   =========  =========

                      PGI INCORPORATED AND SUBSIDIARIES

    Other income for the three and six months ended June 30, 1995 and 1994 consisted of:
                                Three months ended     Six months ended
                                ------------------     ----------------
                                June 30,  June 30,    June 30,   June 30,
                                  1995      1994        1995       1994
                                --------  --------    --------   --------
                                 ($ in thousands)      ($ in thousands)
    Commission income          $     80  $     72    $    158   $    168
    Installment sale income          61       ---          98        ---
    Other income                     63     1,492         196      1,520
                               --------  --------    --------   --------
                               $    204  $  1,564    $    452   $  1,688
                               ========  ========    ========   ========

  With the completion of the Second Secured Lender Transaction the Company has sold all of its developed Sugarmill Woods inventory. The homesite sales sold in the first quarter of 1995 represent various lot sales from the Charlotte County inventory.

  With the assignment of the remaining building contracts to another
Sugarmill Woods builder during 1994, the Company's activity related to home construction has been suspended during the first six months of 1995 and subsequent reporting periods. As a result there were no home sales during the first six months of 1995.

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

  Cash provided by operating activities for the six months ended June
30, 1995 was $234,000 compared to $227,000 for the comparable 1994 period. During the first six months of 1995, financing activities utilized $295,000 in cash flow for normal debt repayment as compared to $520,000 for the same period in 1994.


Analysis of Financial Condition

  Assets totaled $12.2 million at June 30, 1995 compared to $12.6 million at December 31, 1994, reflecting the following changes:
                                                   June 30,    December 31,      Increase
                                                     1995          1994         (Decrease)
                                                   --------    ------------     ----------
                                                              ($ in thousands)
    Cash                                          $   1,200     $   1,261        $   (61)
    Receivables                                       1,049         1,246           (197)
    Land and improvement inventories                  9,103         9,154            (51)
    Net property and equipment                           99           119            (20)
    Other assets                                        776           788            (12)
                                                  ---------     ---------        -------
                                                  $  12,227     $  12,568        $  (341)
                                                  =========     =========        =======

                      PGI INCORPORATED AND SUBSIDIARIES

  Liabilities were $30.6 million at June 30, 1995 compared to 29.7 million at December 31, 1994, reflecting the following changes among categories.
                                                  June 30,     December 31,      Increase
                                                    1995           1994         (Decrease)
                                                  --------     ------------     ----------
                                                              ($ in thousands)
    Accounts payable                              $     88      $     79         $      9
    Other liabilities                                1,599         1,512               87
    Accrued interest                                 7,428         6,341            1,087
    Credit agreements - primary lender               7,002         7,002              ---
    Notes and mortgages payable                      3,955         4,250             (295)
    Convertible subordinated
      debentures payable                             9,059         9,059                -
    Convertible debentures payable                   1,500         1,500                -
                                                  --------      --------         --------
                                                  $ 30,631      $ 29,743         $    888
                                                  ========      ========         ========

  The company has aggressively taken steps to curtail and simplify operations as well as concentrate on major bulk sales of its undeveloped acreage. The Company remains totally dependent upon the sale of property to fund its operations and debt service requirements.

   As was stated earlier, the Company is in default of its primary credit agreements with First Union. The Company continues to market its undeveloped acreage in an effort to consummate a bulk sale but has been unsecured to date. Although the Company has had financing arrangements with its primary lender since 1985 and has been successful in renegotiating its credit agreements, the primary lender, BancFlorida, was acquired by another banking institution, First Union, on August 1, 1994. The Company is hopeful that the new institution and new personnel will be willing to work with the Company if necessary, but has no assurance that a mutually satisfactory working relationship can be established.

  The Company remains in default of the entire principal plus interest on its convertible subordinated debentures.  The amounts due are as indicated in the following table:
                                                                      June 30, 1995
                                                               --------------------------
                                                                Principal         Unpaid
                                                               Amount Due        Interest
                                                               ----------        --------
                                                                    ($ in thousands)
   Convertible subordinated debentures due June 1, 1991          $ 1,034         $   360
   Convertible subordinated debentures due May 1, 1992             8,025           2,840
                                                                 -------         -------
                                                                 $ 9,059         $ 3,200
                                                                 =======         =======

  The Company does not have funds available to make any payments of either principal or interest on the above debentures. If a debenture holder or Trustee institutes action to collect on the debentures, such action could prohibit the Company from continuing to operate, (see Notes 10 and 11 to the consolidated financial statements under Item 8 as contained in the Company's 1994 Form 10-K) which would cause an acceleration of the primary lender debt

                       PGI INCORPORATED AND SUBSIDIARIES

and could result in a bankruptcy filing. The Company has investigated the consequences of a bankruptcy filing and believes that such an event is not in the best interest of either the debenture or equity holders because a bankruptcy filing would negatively impact the Company's business, as well as cause an acceleration of the primary lender ("First Union") debt, certain other notes and mortgages, and secured debenture debt.

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

  (c)  No report on Form 8-K was filed during the quarter ended June
       30, 1995.

                       PGI INCORPORATED AND SUBSIDIARIES

                                   SIGNATURES


  In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         PGI INCORPORATED
              --------------------------------------
                            (Registrant)



Date:          August 14, 1995                      /s/Laurence A. Schiffer
       ------------------------------------------   ---------------------------
                                                    Laurence A. Schiffer
                                                    President

                       PGI INCORPORATED AND SUBSIDIARIES

EXHIBIT INDEX
-------------
                                                                Sequential
                                                                   Page
                                                                  Number
 2.  Inapplicable.

 3.  Inapplicable.

 4.  Inapplicable.

10.  Inapplicable.

11.  Statements re:  Computations of Per Share Earnings, filed herewith. . . . . . . . . . . . . . . . . . . . . . . . . . 20 - 22

15.  Inapplicable.

18.  Inapplicable.

19.  Inapplicable.

22.  Inapplicable.

23.  Inapplicable.

24.  Inapplicable.

27.  Financial Data Schedule . . . . . . . . . . . . . . . . . . . . .23
