Form 10QSB
period 1995-09-30
PGI INC
filed 1995-11-14
CIK 81157

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)
     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES /X/ EXCHANGE ACT OF 1934

     For the quarterly period ended           September 30, 1995
                                    ---------------------------------------

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES / / EXCHANGE ACT OF 1934

     For the transition period from ---------------- to -------------------

     Commission File Number -----------------------------------------------

     PGI INCORPORATED
     ----------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

       FLORIDA                               59-0867335
-------------------------------     ---------------------------------------
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
                  ------   ------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 14, 1995 there were 3,317,555 shares of the Registrant's common stock outstanding.

     Transitional Small Business Disclosure Format (Check One):
           Yes       No   X
              ------   ------

                        PGI INCORPORATED AND SUBSIDIARIES

                                  FORM 10-QSB
                    For the Quarter Ended September 30, 1995

                               Table of Contents
                           -------------------------


                                                                        Form 10-QSB
                                                                          Page No.
                                                                        -----------

PART I         Financial Information

    Item 1        Financial Statements
                  Consolidated Statements of Financial Position
                    September 30, 1995 and December 31, 1994                 3
                  Consolidated Statements of Operations Three
                    and Nine Months Ended September 30, l995 and 1994        4
                  Condensed Consolidated Statements of Cash Flows
                    Nine Months Ended September 30, 1995 and 1994            5
                  Notes to Consolidated Financial Statements
                    for Form 10-QSB                                        6 - 11

    Item 2        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   12 - 16

PART II        Other Information

    Item 1        Legal Proceedings                                         17
    Item 2        Changes in Securities                                     17
    Item 3        Defaults Upon Senior Securities                           17
    Item 4        Submission of Matters to a Vote of Security Holders       17
    Item 5        Other Information                                         17
    Item 6        Exhibits and Reports on Form 8-K                          17

SIGNATURES                                                                  18

                        PGI INCORPORATED AND SUBSIDIARIES

PART I         Financial Information

    Item 1        Financial Statements

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                               ($ in thousands)

                                                       September 30, December 31,
                                                            1995         1994
                                                        ----------   ------------
                                                        (unaudited)

ASSETS
    Cash, including restricted cash
       of $1,136,000 and $1,235,000                      $   1,183     $   1,261
    Receivables on real estate sales - net                     795         1,227
    Other receivables                                           26            19
    Land and improvement inventories                         9,099         9,154
    Property and equipment - net                                89           119
    Other assets                                               765           788
                                                         ---------     ---------
                                                         $  11,957     $  12,568
                                                         =========     =========

LIABILITIES
    Accounts payable                                     $     104     $      79
    Other liabilities                                        1,583         1,512
    Accrued interest:
       Primary lender                                        1,350           791
       Debentures                                            5,328         4,388
       Other                                                 1,266         1,162
    Credit agreements:
       Primary lender                                        7,002         7,002
    Notes and mortgages payable                              3,852         4,250
    Convertible subordinated debentures payable              9,059         9,059
    Convertible debentures payable                           1,500         1,500
                                                         ---------     ---------

                                                            31,044        29,743
                                                         ---------     ---------
    Commitments and contingencies

STOCKHOLDER'S EQUITY
    Preferred stock, par value $1.00 per share;
       authorized 5,000,000 shares; 2,000,000 Class A
       cumulative convertible shares issued and
       outstanding; (liquidation preference of
       $4.00 per share or $8,000,000)                        2,000         2,000
    Common stock, par value $.10 per share;
       authorized 25,000,000 shares; 3,317,555 shares
       issued and outstanding                                  332           332
    Paid in capital                                         13,698        13,698
    Accumulated deficit                                    (35,117)      (33,205)
                                                         ---------     ---------

                                                           (19,087)      (17,175)
                                                         ---------     ---------

                                                         $  11,957     $  12,568
                                                         =========     =========


                      PGI INCORPORATED AND SUBSIDIARIES

See accompanying notes to consolidated financial statements for Form 10-QSB.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                              ($ in thousands)
                                 (Unaudited)

                                       Three Months Ended      Nine Months Ended
                                       ------------------      -----------------
                                      Sept. 30,  Sept. 30,    Sept. 30,  Sept. 30,
                                         1995      1994          1995      1994
                                      ---------  ---------    ---------  ---------
REVENUES
    Real estate sales                  $   ---    $   792      $    15   $ 3,015
    Interest income                         37         55          136       220
    Other income                           112        163          564     1,851
                                       -------    -------      -------   -------
                                           149      1,010          715     5,086
                                       -------    -------      -------   -------

COSTS AND EXPENSES
    Cost of real estate sales              ---        735           11     2,565
    Selling expenses                         7         49           32       170
    General & administrative
      expenses                             167        224          495       808
    Interest                               575        485        1,796     1,565
    Other expenses                          83         81          293       314
                                       -------    -------      -------   -------
                                           832      1,574        2,627     5,422
                                       -------    -------      -------   -------

NET INCOME (LOSS)                      $  (683)   $  (564)     $(1,912)  $  (336)
                                       =======    =======      =======   =======

NET INCOME (LOSS) PER SHARE <F*>
    Primary and fully diluted          $  (.25)   $  (.22)     $  (.72)  $  (.25)
                                       =======    =======      =======   =======


<F*> Considers the effect of cumulative preferred dividends in arrears for the three and nine months ended September 30, 1995 and 1994.


                      PGI INCORPORATED AND SUBSIDIARIES

See accompanying notes to consolidated financial statements for Form 10-QSB.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                             ($ in thousands)
                               (Unaudited)

                                                                   Nine Months Ended
                                                     September 30,      September 30,
                                                            1995           1994

Net cash provided by operating activities                 $   319        $   214
                                                          -------        -------

Cash flows from investing activities:
    Proceed from fixed asset sales                              1             11
    Purchase of property and equipment                        ---            ---
                                                          -------        -------
    Net cash used in investing activities                       1             11
                                                          -------        -------

Cash flows from financing activities:
    Borrowings                                                ---             25
    Principal payments on debt                               (398)          (590)
                                                          -------        -------
    Net cash used in financial activities                    (398)          (565)
                                                          -------        -------

Net decrease in cash                                          (78)          (340)

Cash at beginning of period                                 1,261          1,521
                                                          -------        -------

Cash at end of period                                     $ 1,183        $ 1,181
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

      The Company continues to remain in default under its primary lender agreement and the indentures governing its convertible unsecured subordinated debentures (the "Indentures") (See Management's Discussion and Analysis of Financial Condition and Results of Operations). As more fully discussed in Note 10 to the Company's consolidated financial statement for the year ended December 31, 1994, as contained in the Company's Annual Report on Form 10-K, the Company's management is seeking purchasers for its remaining undeveloped land.

      The financial statement's do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the Company be unsuccessful in its sales and refinancing efforts.

      In the opinion of management, subject to the effects on the Company's unaudited consolidated financial statements of such adjustments, if any, as might have been required had the outcome of the matters discussed in the preceding paragraph been known, all other adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the nine months ended September 30, 1995 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 1995 or any other interim period.

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

                       PGI INCORPORATED AND SUBSIDIARIES

(3)   Per Share Data

      Primary per share amounts are computed by dividing net income (loss), after considering cumulative dividends in arrears on the Company's preferred stock, by the average number of common shares and common stock equivalents outstanding. For this purpose, the Company's cumulative convertible preferred stock, convertible subordinated debentures and collateralized convertible debentures are not deemed to be common stock equivalents, but outstanding vested stock options are considered as such. However, under the treasury stock method, no vested stock options were assumed to be exercised, and therefore no common stock equivalents existed, for the calculation of primary per share amounts for the nine months ended September 30, 1995 and 1994. The average number of common shares outstanding for the nine months ended September 30, 1995 and 1994 was 3,317,555, respectively.

      Fully diluted per share amounts are computed by dividing net income
      (loss) by the average number of common shares outstanding, after adjusting both for the estimated effects of the assumed exercise of stock options and the assumed conversion of all cumulative convertible preferred stock, convertible subordinated debentures and collateralized convertible debentures into shares of common stock. For the nine months ended September 30, 1995 and 1994, no stock options were assumed to be exercised and the effect of the assumed exercise of stock options and the assumed conversion of all cumulative convertible preferred stock, convertible subordinated debentures and collateralized convertible debentures would have been anti-dilutive.

(4)   Statement of Cash Flows

      The Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows", which requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. Interest paid, net of amounts capitalized, for the nine months ended September 30, 1995 and 1994 was $193,000 and $216,000, respectively.

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

                       PGI INCORPORATED AND SUBSIDIARIES

(6)   Receivables on Real Estate Sales

      Net receivables on real estate sales consisted of:

                                                     September 30,  December 31,
                                                           1995         1994
                                                     -------------  ------------
                                                           ($ in thousands)
      Contracts receivable on homesite sales           $    1,742    $    2,187
      Other                                                   105           123
                                                       ----------    ----------
                                                            1,847         2,310
      Less:  Allowance for cancellations                     (976)         (976)
            Unamortized valuation discount                    (76)         (107)
                                                       ----------    ----------
                                                       $      795    $    1,227
                                                       ==========    ==========

(7)   Land and Improvements

      Land and improvement inventories consisted of:

                                                     September 30,  December 31,
                                                           1995         1994
                                                     -------------  ------------
                                                           ($ in thousands)
      Unimproved land                                  $    8,730    $    8,730
      Land being improved                                     ---           ---
      Fully improved land                                     369           424
      Completed and in progress
        homes held for sale                                   ---           ---
                                                       ----------    ----------
                                                       $    9,099    $    9,154
                                                       ==========    ==========

(8)   Property and Equipment

      Property and equipment consisted of:

                                                     September 30,  December 31,
                                                           1995         1994
                                                     -------------  ------------
                                                           ($ in thousands)
      Furniture, fixtures and other equipment          $      405    $      407
      Construction in progress                                ---             2
                                                       ----------    ----------
                                                              405           409
      Less:  Accumulated depreciation                        (316)         (290)
                                                       ----------    ----------
                                                       $       89    $      119
                                                       ==========    ==========

                       PGI INCORPORATED AND SUBSIDIARIES

(9)   Other Assets

      Other assets consisted of:

                                                     September 30,  December 31,
                                                           1995         1994
                                                     -------------  ------------
                                                           ($ in thousands)
      Guaranteed future connections related to
      sale of utility plants and equipment, net        $      621    $      621
      Prepaid loan and debenture costs                         19            42
      Deposit with Trustee of 6-1/2% debentures               119           114
      Other                                                     6            11
                                                       ----------    ----------
                                                       $      765    $      788
                                                       ==========    ==========

(10)    Other Liabilities

      Other Liabilities consisted of:

                                                     September 30,  December 31,
                                                           1995         1994
                                                     -------------  ------------
                                                           ($ in thousands)
      Accrued property taxes
        - current                                      $     165     $     238
        - delinquent                                         515           303
      Other accrued expenses                                 235           234
      Deposits, advances and escrows                         351           419
      Estimated recourse liability for
        receivables sold                                     300           300
      Other                                                   17            18
                                                       ---------     ---------
                                                       $   1,583     $   1,512
                                                       =========     =========

(11) Primary Lender Credit Agreements, Notes and Mortgages Payable and Convertible Subordinated Debentures Payable

      Credit agreements with the Company's primary lender and notes and mortgages payable consisted of the following:

                                                     September 30,  December 31,
                                                           1995         1994
                                                     -------------  ------------
                                                           ($ in thousands)
      Credit agreements - primary lender:
        (maturing July 8, 1997, bearing interest
         at prime plus 1.5%):
        Revolving land loan line of credit             $    4,297    $    4,297
        Receivable loan payable                             2,705         2,705
                                                       ----------    ----------
                                                            7,002         7,002
                                                       ----------    ----------
      Notes and mortgages payable - $1,893,000
        bearing interest at 12-1/4%, $1,176,000
        bearing interest at prime plus 2%, the
        remainder bearing interest at varying
        rates to 23%; maturing through 2000                 3,852         4,250
                                                       ----------    ----------



                       PGI INCORPORATED AND SUBSIDIARIES

      Convertible subordinated debentures payable:

      At 6-1/2% interest; due June 1991; convertible
        into shares of common stock at
        $18.00 per share                               $    1,034    $    1,034
      At 6% interest; due May 1, 1992; convertible
        into shares of common stock at
        $19.50 per share                                    8,025         8,025
                                                       ----------    ----------
                                                       $    9,059    $    9.059
                                                       ----------    ----------

      Collateralized convertible debentures payable:

      At 14% interest; due July 8, 1997, convertible
        into share of common stock at
        $1.72 per share                                     1,500         1,500
                                                       ----------    ----------
                                                       $   21,413    $   21,811
                                                       ==========    ==========

(12)    Real Estate Sales and Other Income

      Real estate sales and cost of sales for the three and nine months ended
      September 30, 1995 and 1994 consisted of:

                                     Three months ended       Nine nonths ended
                                     ------------------       -----------------
                                    Sept. 30,  Sept. 30,    Sept. 30,   Sept. 30,
                                       1995      1994          1995       1994
                                    ---------  ---------    ---------   ---------
                                      ($ in thousands)         ($ in thousands)
     Revenues:
        Homesite sales             $     ---   $      57    $      15   $     147
        Home sales                       ---         552          ---       2,340
        Acreage sales                    ---         183          ---         528
                                   ---------   ---------    ---------   ---------
                                   $     ---   $     792    $      15   $   3,015
                                   =========   =========    =========   =========

     Cost of Sales:
        Homesite sales             $     ---   $      41    $      11   $      69
        Home sales                       ---         616          ---       2,341
        Acreage sales                    ---          78          ---         155
                                   ---------   ---------    ---------   ---------
                                   $     ---   $     735    $      11   $   2,565
                                   =========   =========    =========   =========

     Other income for the three and nine months ended September 30, 1995 and 1994 consisted of:

                                     Three months ended       Nine nonths ended
                                     ------------------       -----------------
                                    Sept. 30,  Sept. 30,    Sept. 30,   Sept. 30,
                                       1995      1994          1995       1994
                                    ---------  ---------    ---------   ---------
                                      ($ in thousands)         ($ in thousands)
     Commission income             $      54   $      60    $     212   $     228
     Installment sale income              53         ---          151         ---
     Other income                          5         103          201       1,623
                                   ---------   ---------    ---------   ---------
                                   $     112   $     163    $     564   $   1,851
                                   =========   =========    =========   =========

                       PGI INCORPORATED AND SUBSIDIARIES

(13)   Commitments and Contingencies

     The aggregate outstanding balances of all receivables sold and exchanged with recourse totaled $448,000 and $618,000 at September 30, 1995 and December 31, 1994, respectively. Based on its collection experience with such receivables, the Company maintained allowances at both September 30, 1995 and December 31, 1994, classified in other liabilities, of $300,000 for the recourse provisions related to all receivables sold.

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

   As of September 30, 1995 the Company was in default of its primary credit agreements with First Union. The Company was unsuccessful in consummating a large land sale to meet its obligations and does not have funds available to make any payments of either principal or interest.

   On October 12, 1995, the Company, the other "Borrowers" and the "Guarantors" (as those terms are defined below) entered into a Forbearance Agreement (the "Forbearance Agreement") with PGI's primary lender, First Union National Bank of Florida, a national banking association (the "Lender"), pursuant to which Lender has agreed to forbear through November 15, 1995, subject to the terms and conditions of the Forbearance Agreement, from exercising any of its rights and remedies under its primary credit agreements with Borrowers (the "Loans"), which Loans are currently in default. The "Borrowers" consist of PGI and its subsidiaries, Sugarmill Woods, Inc., Burnt Store Marina, Inc. and Gulf Coast Credit Corporation. The "Guarantors" consist of the following PGI subsidiaries: Southern Woods, Incorporated, Punta Gorda Isles Sales, Inc., Deep Creek Utilities, Inc., Burnt Store Utilities, Inc. and Sugarmill Woods Sales, Inc.

   On October 12, 1995, PGI also executed a Note and Loan Document Purchase Agreement (the "Note Purchase Agreement") by and between Lender, PGIP L.L.C., a Missouri limited liability company (the "Purchaser") and the Borrowers. The Forbearance Agreement and the Note Purchase Agreement provide that Lender will accept the Discounted Payoff Amount (as defined in the

                       PGI INCORPORATED AND SUBSIDIARIES

Forbearance Agreement and Note Purchase Agreement) in immediately available funds on or before 2:00 p.m. on November 15, 1995 as the purchase price of the documents evidencing and securing the Loans (the "Loan Documents") in exchange for the assignment to Purchaser of the Loan Documents without recourse, representation or warranty (except for a warranty that Lender is the owner of said documents and has not previously sold or assigned them).

   As a condition to Lender's execution of the Forbearance Agreement, Purchaser paid Lender a nonrefundable forbearance fee of $84,000, which is to be applied to the purchase price of the Loan Documents. In addition, upon execution of the Note Purchase Agreement, PGIP paid Lender a nonrefundable initial loan purchase installment of $241,617.65 (the "Initial Loan Purchase Payment"), which reduces the Discounted Payoff Amount. The Initial Loan Purchase Payment paid to Lender was used by Lender to pay the Company's 1993 property tax owed to Citrus and Hernando Counties, Florida.

   Purchaser has informed PGI that Purchaser's policy, though neither an undertaking nor an obligation, will be not to proceed with collection of the principal and interest evidenced and secured by the Loan Documents, so long as the Borrowers pursue satisfactory efforts to market and sell the real property that serves as the primary collateral for the Loans.

   PGIP is managed by Love Savings Holding Company ("LSHC"), Andrew S. Love, Jr. and Laurence A. Schiffer. Messrs. Love and Schiffer are directors and executive officers of LSHC and own slightly more than half of all the issued and outstanding voting stock of LSHC. Messrs. Love and Schiffer serve as executive officers and directors of PGI and the other Borrowers and the Guarantors.

Results of Operations

   Revenues for the first nine months of 1995 decreased by $4.4 million to $715,000 from $5.1 million for the comparable 1994 period. A net loss of $1.9 million was incurred for the first nine months of 1995 compared to a net loss of $336,000 for the first nine months of 1994. After consideration of cumulative preferred dividends in arrears, totaling $480,000 for each of the nine months ended September 30, 1995 and 1994 ($.15 per share of common stock), net losses per share of $.72 and $.25, respectively, were reported for the nine month periods ended September 30, 1995 and 1994.

   With the completion of the Second Secured Lender Transaction more specifically described below, the Company has sold all of its developed Sugarmill Woods inventory. It retains 4,800 acres of undeveloped property planned and platted into 8,000 single family homesites and a 50-acre undeveloped commercially zoned tract (all acreage numbers are approximate). Additionally, the Company has a small scattering of unsold lots remaining in its Charlotte County developments which it is selling in the normal course of business through the local broker network.

   In 1994 the Company successfully completed the Second Secured Lender Transaction. The transaction was comprised of a series of agreements executed in April 1994 wherein the Company sold the remainder of its

                       PGI INCORPORATED AND SUBSIDIARIES

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

   Sales revenue by major components for real estate operations, excluding the effect of the Company's adoption of the installment method of reporting homesite sales for the three and nine month periods ended September 30, 1995 and 1994, excluding the effect of the Company's adoption of the installment method of reporting homesite sales for the three and nine month periods ended September 30, 1995 and 1994, were:

     Real estate sales and cost of sales for the three and nine months ended
     September 30, 1995 and 1994 consisted of:

                                     Three months ended       Nine nonths ended
                                     ------------------       -----------------
                                    Sept. 30,  Sept. 30,    Sept. 30,   Sept. 30,
                                       1995      1994          1995       1994
                                    ---------  ---------    ---------   ---------
                                      ($ in thousands)         ($ in thousands)
     Revenues:
        Homesite sales             $     ---   $      57    $      15   $     147
        Home sales                       ---         552          ---       2,340
        Acreage sales                    ---         183          ---         528
                                   ---------   ---------    ---------   ---------
                                   $     ---   $     792    $      15   $   3,015
                                   =========   =========    =========   =========

     Cost of Sales:
        Homesite sales             $     ---   $      41    $      11   $      69
        Home sales                       ---         616          ---       2,341
        Acreage sales                    ---          78          ---         155
                                   ---------   ---------    ---------   ---------
                                   $     ---   $     735    $      11   $   2,565
                                   =========   =========    =========   =========

                       PGI INCORPORATED AND SUBSIDIARIES

     Other income for the three and nine months ended September 30, 1995 and 1994 consisted of:

                                     Three months ended       Nine nonths ended
                                     ------------------       -----------------
                                    Sept. 30,  Sept. 30,    Sept. 30,   Sept. 30,
                                       1995      1994          1995       1994
                                    ---------  ---------    ---------   ---------
                                      ($ in thousands)         ($ in thousands)
     Commission income             $      54   $      60    $     212   $     228
     Installment sale income              53         ---          151         ---
     Other income                          5         103          201       1,623
                                   ---------   ---------    ---------   ---------
                                   $     112   $     163    $     564   $   1,851
                                   =========   =========    =========   =========

   With the completion of the Second Secured Lender Transaction the Company has sold all of its developed Sugarmill Woods inventory. The homesite sales sold in the first quarter of 1995 represent various lot sales from the Charlotte County inventory.

   With the assignment of the remaining building contracts to another Sugarmill Woods builder during 1994, the Company's activity related to home construction has been suspended during the first nine months of 1995 and subsequent reporting periods. As a result there were no home sales during the first nine months of 1995.

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

   Cash provided by operating activities for the nine months ended September 30, 1995 was $319,000 compared to $214,000 for the comparable 1994 period. During the first nine months of 1995, financing activities utilized $398,000 in cash flow for normal debt repayment as compared to $590,000 for the same period in 1994.

Analysis of Financial Condition

   Assets totaled $12.0 million at September 30, 1995 compared to $12.6 million at December 31, 1994, reflecting the following changes:

                                            September 30,  December 31,  Increase
                                               1995          1994        (Decrease)
                                            -------------  ------------  ----------
                                                         ($ in thousands)

     Cash                                   $   1,183      $   1,261      $   (78)
     Receivables                                  821          1,246         (425)
     Land and improvement inventories           9,099          9,154          (55)
     Net property and equipment                    89            119          (30)
     Other assets                                 765            788          (23)
                                            ---------      ---------      -------
                                            $  11,957      $  12,568      $  (611)
                                            =========      =========      =======

                       PGI INCORPORATED AND SUBSIDIARIES

   Liabilities were $31.0 million at September 30, 1995 compared to $29.7 million at December 31, 1994, reflecting the following changes among categories.

                                            September 30,  December 31,  Increase
                                               1995          1994        (Decrease)
                                            -------------  ------------  ----------
                                                         ($ in thousands)

     Accounts payable                       $    104        $     79      $     25
     Other liabilities                         1,583           1,512            71
     Accrued interest                          7,944           6,341         1,603
     Credit agreements - primary lender        7,002           7,002           ---
     Notes and mortgages payable               3,852           4,250          (398)
     Convertible subordinated
       debentures payable                      9,059           9,059             -
     Convertible debentures payable            1,500           1,500             -
                                            --------        --------      --------
                                            $ 31,044        $ 29,743      $  1,301
                                            ========        ========      ========

   The company has aggressively taken steps to curtail and simplify operations as well as concentrate on major bulk sales of its undeveloped acreage. The Company remains totally dependent upon the sale of property to fund its operations and debt service requirements.

   As was stated earlier, the Company has entered into a Forbearance Agreement with its primary lender, First Union. The Company continues to market its undeveloped acreage in an effort to consummate a bulk sale but has been unsecured to date.

   The Company remains in default of the entire principal plus interest on its convertible subordinated debentures.  The amounts due are as indicated in the following table:
                                                             September 30, 1995
                                                             ------------------

                                                            Principal    Unpaid
                                                            Amount Due  Interest
                                                            ----------  --------
                                                               ($ in thousands)

   Convertible subordinated debentures due June 1, 1991      $ 1,034     $   379
   Convertible subordinated debentures due May 1, 1992         8,025       2,996
                                                             -------     -------
                                                             $ 9,059     $ 3,375
                                                             =======     =======

   The Company does not have funds available to make any payments of either principal or interest on the above debentures. If a debenture holder or Trustee institutes action to collect on the debentures, such action could prohibit the Company from continuing to operate, (see Notes 10 and 11 to the consolidated financial statements under Item 8 as contained in the Company's 1994 Form 10-K) which would cause an acceleration of the primary lender debt and could result in a bankruptcy filing. The Company has investigated the consequences of a bankruptcy filing and believes that such an event is not in the best interest of either the debenture or equity holders because a bankruptcy filing would negatively impact the Company's business, as well as cause an acceleration of the primary lender ("First Union") debt, certain other notes and mortgages, and secured debenture debt.

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

   (c) No report on Form 8-K was filed during the quarter ended September 30, 1995.

                       PGI INCORPORATED AND SUBSIDIARIES

                                  SIGNATURES


   In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     PGI INCORPORATED
             --------------------------------
                        (Registrant)



Date:     November 14, 1995                  /s/Laurence A. Schiffer
      ---------------------------------      ------------------------------
                                             Laurence A. Schiffer
                                             President

                       PGI INCORPORATED AND SUBSIDIARIES

EXHIBIT INDEX
-------------

Sequential
                                                                               Page
Number

 2.  Inapplicable.

 3.  Inapplicable.

 4.  (i)   Forbearance Agreement dated as of October 12, 1995 by First Union
     National Bank of Florida, PGI Incorporated, Sugarmill Woods, Inc., Burnt
     Store Marina, Inc., Gulf Coast Credit Corporation, Southern Woods,
     Incorporated, Punta Gorda Isles Sales, Inc., Deep Creek Utilities, Inc.,
     Burnt Store Utilities, Inc. and Sugarmill Woods Sales, Inc., incorporated herein by reference to Exhibit 4(i) to the Company's Form 8-K filed with the Securities and Exchange Commission on October 31, 1995.

     (ii)  Note and Loan Document Purchase Agreement dated as of October 12,
     1995, by First Union National Bank of Florida, PGIP, L.L.C., PGI
     Incorporated, Sugarmill Woods, Inc., Burnt Store Marine, Inc., and Gulf
     Coast Credit Corporation, incorporated herein by reference to Exhibit
     4(ii) to the Company's Form 8-K filed with the Securities and Exchange
     Commission on October 31, 1995.

10.  Inapplicable.

11.  Statements re:  Computations of Per Share Earnings, filed
     herewith                                                                  20 - 22

15.  Inapplicable.

18.  Inapplicable.

19.  Inapplicable.

22.  Inapplicable.

23.  Inapplicable.

24.  Inapplicable.

27.  Financial Data Schedule                                                   23


                       PGI INCORPORATED AND SUBSIDIARIES

EXHIBIT 11

Page 1 of 3       FACTS FOR THE COMPUTATIONS OF NET INCOME/(LOSS) PER SHARE

                                               Three Months Ended               Nine Months ended
                                           --------------------------      ---------------------------
                                            Sept. 30,       Sept. 30,       Sept. 30,       Sept. 30,
                                              1995            1994            1995            1994
                                           ----------       ---------      ----------       ----------
 1) Net income/(loss) for period            $ (683,000)     $(564,000)     $(1,912,000)     $ (336,000)
                                            ==========      =========      ===========      ==========
 2) Average common shares outstanding        3,317,555      3,317,555        3,317,555       3,317,555
                                            ==========      =========      ===========      ==========
 3) Shares outstanding at beginning of
      period                                 3,317,555      3,317,555        3,317,555       3,317,555

 4) Shares issued on stock options
      exercised and preferred stock
      and debentures converted
      during period, weighted                      ---            ---              ---             ---

 5) Treasury stock transactions,
      net, weighted                                ---            ---              ---             ---
                                            ----------      ---------      -----------      ----------
 6) Average shares outstanding
    before assumed exercise of
    stock options and conversions
    of preferred stock and debentures        3,317,555      3,317,555        3,317,555       3,317,555
                                            ==========      =========      ===========      ==========
 7) Average shares outstanding
    from assumed exercise of stock
    options:
        Primary                                    ---            ---              ---             ---
                                            ----------      ---------      -----------      ----------
        Fully diluted                              ---            ---              ---             ---
                                            ==========      =========      ===========      ==========

 8) Average shares outstanding from
      assumed conversion of
      preferred stock                        3,760,000      3,760,000        3,760,000       3,760,000
                                            ==========      =========      ===========      ==========
 9) Average shares outstanding from
      assumed conversion of debentures       1,341,076      1,341,076        1,341,076       1,341,076
                                            ==========      =========      ===========      ==========
10) Cumulative preferred dividends
    in arrears for period                   $  160,000      $ 160,000      $   480,000      $  480,000
                                            ==========      =========      ===========      ==========
11) Interest and amortized charge
      against income for debentures
      during period                         $  190,000      $ 190,000      $   569,000      $  569,000
                                            ==========      =========      ===========      ==========
ADJUSTMENT OF NET INCOME/(LOSS):
    Primary
      Net income/(loss) for
        period (Line 1)                     $ (683,000)     $(564,000)     $(1,912,000)     $ (336,000)
      Less cumulative preferred
        dividends in arrears (Line 10)         160,000        160,000          480,000         480,000
                                            ----------      ---------      -----------      ----------




                       PGI INCORPORATED AND SUBSIDIARIES

EXHIBIT 11
Page 2 of 3       FACTS FOR THE COMPUTATIONS OF NET INCOME/(LOSS) PER SHARE

12) Adjusted net income/(loss) for
      primary net income/(loss)
        per share                             (843,000)      (724,000)      (2,392,000)       (816,000)

    Fully Diluted
      Add cumulative preferred
        dividends in arrears on
        preferred stock assumed
        converted (Line 10)                    160,000        160,000          480,000         480,000
      Add interest and amortization
        charged against income for
        debentures (Line 11)                   190,000        190,000          569,000         569,000
      Less tax effect on Line 11                   ---<FA>        ---<FA>          ---<FA>         ---<FA>
                                            ----------      ---------      -----------      ----------
13) Adjusted net income/(loss) for
      fully diluted net income/(loss)
      per share                             $ (493,000)     $(374,000)     $(1,343,000)     $  233,000
                                            ==========      =========      ===========      ==========

ADJUSTMENT OF AVERAGE SHARES OUTSTANDING:
    Primary
      Average shares outstanding
      (Line 6)                               3,317,555      3,317,555        3,317,555       3,317,555
      Add average shares outstanding
        from assumed exercise of
        stock options (Line 7)                     ---            ---              ---             ---
                                            ----------      ---------      -----------      ----------
14) Shares assumed outstanding for
      primary net income/(loss)
      per share                              3,317,555      3,317,555        3,317,555       3,317,555
                                            ==========      =========      ===========      ==========

    Fully Diluted
      Average shares outstanding
        (Line 6)                             3,317,555      3,317,555        3,317,555       3,317,555
      Add average shares outstanding
        from assumed exercise of
        stock options (Line 7)                     ---            ---              ---             ---
      Add average shares outstanding
        from assumed conversion of
        preferred stock (Line 8)             3,760,000      3,760,000        3,760,000       3,760,000
      Add average shares outstanding
        from assumed conversion of
        debentures (Line 9)                  1,341,076      1,341,076        1,341,076       1,341,076
                                            ----------      ---------      -----------      ----------
15) Shares assumed outstanding for
      fully diluted net income/(loss)
      per share                              8,418,631      8,418,631        8,418,631       8,418,631
                                            ==========      =========      ===========      ==========



                       PGI INCORPORATED AND SUBSIDIARIES

EXHIBIT 11
Page 3 of 3       FACTS FOR THE COMPUTATIONS OF NET INCOME/(LOSS) PER SHARE

NET INCOME/(LOSS) PER SHARE:

    Before Adjustment
      (Line 1/Line 2)                       $     (.21)     $    (.17)     $      (.58)     $     (.10)
                                            ==========      =========      ===========      ==========

    Primary
      (Line 12/Line 14)                     $     (.25)     $    (.22)     $      (.72)     $     (.25)
                                            ==========      =========      ===========      ==========

    Fully Diluted <FB>                      $     (.25)     $    (.22)     $      (.72)     $     (.25)
                                            ==========      =========      ===========      ==========


----------------------------------

<FA> No tax calculation has been made because of full utilization of all available tax benefits for financial accounting purposes.

<FB> Fully diluted net loss per share is the same as primary net income/(loss)
     per share due to anti-dilutive effect of assumed exercise of stock options and conversions of preferred stock and debentures to common stock.