Form 10QSB
period 1996-03-31
PGI INC
filed 1996-05-15
CIK 81157

             U.S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                           FORM 10-QSB


(Mark One)

/x/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended            March 31, 1996
                                        --------------------------------------
- -                              OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                   to
- -                                       -------------------  -----------------
          Commission File Number          1-6471
                                ----------------------------------------------

          PGI INCORPORATED
          --------------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)

            FLORIDA                                  59-0867335
- -----------------------------------  -----------------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

          515 OLIVE STREET, SUITE 1400; ST. LOUIS, MISSOURI  63101
          --------------------------------------------------------------------
          (Address of principal executive offices)

          (314)    982-0780
          --------------------------------------------------------------------
          (Issuer's telephone number)

          --------------------------------------------------------------------
- -         (Former Name, Former Address and Former Fiscal Year, if
          changed since last report)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   X    No        .
          --------  --------
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 12, 1996 there were 3,317,555 shares of the Registrant's common stock outstanding.

     Transitional Small Business Disclosure Format (Check one):
       Yes        No   X
          --------  --------


                PGI INCORPORATED AND SUBSIDIARIES
                           FORM 10-QSB
              For the Quarter Ended March 31, 1996
                        Table of Contents
                      ---------------------
                                                                    Form 10-QSB
                                                                      Page No.
                                                                    -----------
PART I   Financial Information

  Item 1   Financial Statements
           Consolidated Statements of Financial Position
               March 31, 1996 and December 31, 1995                      3
           Consolidated Statements of Operations
               Three Months Ended March 31, 1996 and 1995                4
           Condensed Consolidated Statements of Cash Flows
               Three Months Ended March 31, 1996 and 1995                5
           Notes to Consolidated Financial Statements
               for Form 10-QSB                                         6 - 11

  Item 2   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    12 - 15


PART II  Other Information

  Item 1   Legal Proceedings                                            16
  Item 2   Changes in Securities                                        16
  Item 3   Defaults Upon Senior Securities                              16
  Item 4   Submission of Matters to a Vote of Security Holders          16
  Item 5   Other Information                                            16
  Item 6   Exhibits and Reports on Form 8-K                           18 - 20

SIGNATURES                                                              17

                    PGI INCORPORATED AND SUBSIDIARIES

PART I     Financial Information

  Item 1   Financial Statements

                       CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                     ($ in thousands)
                                                              March 31,    December 31,
                                                                1996          1995
                                                            -----------    ------------
                                                            (unaudited)
ASSETS
 Cash, including restricted cash of $1,122,000
     and $1,102,000                                         $    1,130     $    1,165
  Receivables on real estate sales - net                           488            682
  Other receivables                                                 13             11
  Land and improvement inventories                               9,028          9,031
  Property and equipment - net                                      73             81
  Other assets                                                     754            766
                                                            ----------     ----------
                                                            $   11,486     $   11,736
                                                            ==========     ==========

LIABILITIES
  Accounts payable                                          $       73     $       91
  Other liabilities                                              1,199          1,143
  Accrued interest:
     Primary lender                                              1,724          1,541
     Debentures                                                  5,931          5,628
     Other                                                       1,336          1,302
  Credit agreements -
     Primary lender                                              7,283          7,287
  Notes and mortgages payable                                    3,658          3,802
  Convertible subordinated
     debentures payable                                          9,059          9,059
  Convertible debentures payable                                 1,500          1,500
                                                            ----------     ----------
                                                                31,763         31,353
                                                            ----------     ----------
  Commitments and contingencies

STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00 per share;
     authorized 5,000,000 shares; 2,000,000 Class A
     cumulative convertible shares issued and
     outstanding; (liquidation preference
     of $4.00 per share or $8,000,000)                           2,000          2,000
  Common stock, par value $.10 per share;
     authorized 25,000,000 shares; 3,317,555 shares
     issued and outstanding                                        332            332
  Paid in capital                                               13,698         13,698
  Accumulated deficit                                          (36,307)       (35,647)
                                                            ----------     ----------
                                                               (20,277)       (19,617)
                                                            ----------     ----------
                                                            $   11,486     $   11,736
                                                            ==========     ==========

See accompanying notes to consolidated financial statements for Form 10-QSB.

                    PGI INCORPORATED AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                        ($ in thousands)
                                           (Unaudited)
                                                                Three Months Ended
                                                              ------------------------
                                                              March 31,      March 31,
                                                                1996           1995
                                                              ---------      ---------
REVENUES
  Real estate sales                                           $      -       $     15
  Interest income                                                   30             52
  Other income                                                      92            248
                                                              --------       --------
                                                                   122            315
                                                              --------       --------

COSTS AND EXPENSES
  Cost of real estate sales                                          -             11
  Selling expenses                                                   6             17
  General & administrative expenses                                104            162
  Interest                                                         573            643
  Other expenses                                                    99            111
                                                              --------       --------
                                                                   782            944
                                                              --------       --------
NET INCOME (LOSS)                                             $   (660)      $   (629)
                                                              ========       ========

NET INCOME (LOSS) PER SHARE<F*>
  Primary and fully diluted                                   $   (.25)      $   (.24)
                                                              ========       ========

<F*> Considers the effect of cumulative preferred dividends in arrears for the three  months ended March 31, 1996 and 1995.

See accompanying notes to consolidated financial statements for form 10-QSB.

                    PGI INCORPORATED AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        ($ in thousands)
                                           (Unaudited)
                                                                Three Months Ended
                                                              ------------------------
                                                              March 31,      March 31,
                                                                1996           1995
                                                              ---------      ---------

Net cash provided by operating activities                     $     113      $     110
                                                              ---------      ---------
Cash flows from investing activities:
  Proceed from fixed asset sales                                      -              -
  Purchase of property and equipment                                  -              -
                                                              ---------      ---------
  Net cash used in investing activities                               -              -
                                                              ---------      ---------

Cash flows from financing activities:
  Principal payments on debt                                       (148)          (170)
                                                              ---------      ---------
  Net cash used in financial activities                            (148)          (170)
                                                              ---------      ---------
Net decrease in cash                                                (35)           (60)

Cash at beginning of period                                       1,165          1,261
                                                              ---------      ---------
Cash at end of period                                         $   1,130      $   1,201
                                                              =========      =========

  See accompanying notes to consolidated financial statements for Form 10-QSB.

                  PGI INCORPORATED AND SUBSIDIARIES

              Notes to Consolidated Financial Statements

(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all disclosures necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The Company's independent accountants included an explanatory paragraph regarding the Company's ability to continue as a going concern in their opinion on the Company's consolidated financial statements for the year ended December 31, 1995.

     The Company continues, however, to remain in default under the indentures governing its convertible unsecured subordinated debentures (the "Indentures") (See Management's Discussion and Analysis of Financial Condition and Results of Operations). However, as more fully discussed in Note 10 to the Company's consolidated financial statements for the year ended December 31, 1995, as contained in the Company's Annual Report on Form 10-KSB, the Company's management is seeking purchasers for its remaining undeveloped land.

     The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the Company be unsuccessful in its sales and refinancing efforts.

     In the opinion of management, subject to the effects on the Company's unaudited consolidated financial statements of such adjustments, if any, as might have been required had the outcome of the matters discussed in the preceding paragraph been known, all other adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the three months ended March 31, 1996 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 1996 or any other interim period.

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

                  PGI INCORPORATED AND SUBSIDIARIES

(3)  Per Share Data

     Primary per share amounts are computed by dividing net income
     (loss), after considering cumulative dividends in arrears on the Company's preferred stock, by the average number of common shares and common stock equivalents outstanding. For this purpose, the Company's cumulative convertible preferred stock, convertible subordinated debentures and collateralized convertible debentures are not deemed to be common stock equivalents, but outstanding vested stock options are considered as such. However, under the treasury stock method, no vested stock options were assumed to be exercised, and therefore no common stock equivalents existed, for the calculation of primary per share amounts for the three months ended March 31, 1996 and 1995. The average number of common shares outstanding for the three months ended March 31, 1996 and 1995 was 3,317,555, respectively.

     Fully diluted per share amounts are computed by dividing net income (loss) by the average number of common shares outstanding, after adjusting both for the estimated effects of the assumed exercise of stock options and the assumed conversion of all cumulative convertible preferred stock, convertible subordinated debentures and collateralized convertible debentures into shares of common stock. For the three months ended March 31, 1996 and 1995, no stock options were assumed to be exercised and the effect of the assumed exercise of stock options and the assumed conversion of all cumulative convertible preferred stock, convertible subordinated debentures and collateralized convertible debentures would have been anti-dilutive.

(4)  Statement of Cash Flows

     The Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows", which requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. Interest paid for the three months ended March 31, 1996 and 1995 was $53,000 and $70,000, respectively.

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

                  PGI INCORPORATED AND SUBSIDIARIES

(6)  Receivables on Real Estate Sales

     Net receivables on real estate sales consisted of:

                                                             March 31,    December 31,
                                                               1996          1995
                                                             ---------    ------------
                                                                ($ in thousands)
     Contracts receivable on homesite sales                 $    1,427     $    1,599
     Other                                                         100            128
                                                            ----------     ----------
                                                                 1,527          1,727
     Less:  Allowance for cancellations                           (976)          (976)
            Unamortized valuation discount                         (63)           (69)
                                                            ----------     ----------
                                                            $      488     $      682
                                                            ==========     ==========

(7)  Land and Improvements

     Land and improvement inventories consisted of:

                                                             March 31,    December 31,
                                                               1996          1995
                                                             ---------    ------------
                                                                ($ in thousands)

     Unimproved land                                        $    8,724     $    8,724
     Fully improved land                                           304            307
                                                            ----------     ----------
                                                            $    9,028     $    9,031
                                                            ==========     ==========

(8)  Property and Equipment

     Property and equipment consisted of:

                                                             March 31,    December 31,
                                                               1996          1995
                                                             ---------    ------------
                                                                ($ in thousands)
     Furniture, fixtures and other equipment                $      405     $      405
     Less:  Accumulated depreciation                              (332)          (324)
                                                            ----------     ----------
                                                            $       73     $       81
                                                            ==========     ==========

(9)    Other Assets

     Other assets consisted of:

                                                             March 31,    December 31,
                                                               1996          1995
                                                             ---------    ------------
                                                                ($ in thousands)
     Guaranteed future connections related to
           sale of utility plants and equipment, net        $      621     $      621
     Prepaid loan and debenture costs                                6             13
     Deposit with Trustee of 6-1/2% debentures                     121            120
     Other                                                           6             12
                                                            ----------     ----------
                                                            $      754     $      766
                                                            ==========     ==========

                  PGI INCORPORATED AND SUBSIDIARIES

(10)       Other Liabilities

     Other Liabilities consisted of:

                                                             March 31,    December 31,
                                                               1996          1995
                                                             ---------    ------------
                                                                ($ in thousands)
     Accrued property taxes
           - current                                        $       51    $        37
           - delinquent                                            249            249
     Other accrued expenses                                        272            243
     Deposits, advances and escrows                                359            346
     Estimated recourse liability for
           receivables sold                                        252            252
     Other                                                          16             16
                                                            ----------    -----------
                                                            $    1,199    $     1,143
                                                            ==========    ===========

(11)       Primary Lender Credit Agreements, Notes and Mortgages
           Payable and Convertible Subordinated Debentures Payable

     Credit agreements with the Company's primary lender and notes and mortgages payable consisted of the following:

                                                             March 31,    December 31,
                                                               1996          1995
                                                             ---------    ------------
                                                                ($ in thousands)
     Credit agreements - primary lender:
           (maturing July 8, 1997, bearing interest
             at prime plus 5%):
           Revolving land loan line of credit               $    4,297    $     4,297
           Receivable loan payable                               2,705          2,705
           Real estate taxes payable                               266            270
           Legal fees payable                                       15             15
                                                            ----------    -----------
                                                                 7,283          7,287
                                                            ----------    -----------
     Notes and mortgages payable - $1,640,000
           bearing interest at 12-1/4%, $1,176,000
           bearing interest at prime plus 2%, the
           remainder bearing interest at varying
           rates to 23%; maturing through 2000                   3,658          3,802
                                                            ----------    -----------
     Convertible subordinated debentures payable:

     At 6-1/2% interest; due June 1991; convertible
       into shares of common stock at
       $18.00 per share                                     $    1,034    $     1,034
     At 6% interest; due May 1, 1992; convertible
       into shares of common stock at
       $19.50 per share                                          8,025          8,025
                                                            ----------    -----------
                                                            $    9,059    $     9,059
                                                            ----------    -----------
     Collateralized convertible debentures payable:

     At 14% interest; due July 8, 1997, convertible
       into share of common stock at
       $1.72 per share                                           1,500          1,500
                                                            ----------    -----------
                                                            $   21,500    $    21,648
                                                            ==========    ===========

                  PGI INCORPORATED AND SUBSIDIARIES

(12) Real Estate Sales and Other Income

     Real estate sales and cost of sales for the three months ended March 31, 1996 and 1995 consisted of:

                                                                Three Months Ended
                                                             -------------------------
                                                             March 31,    December 31,
                                                               1996          1995
                                                             ---------    ------------
                                                                ($ in thousands)
     Revenues:
           Homesite sales                                   $        -    $         15
           Home sales                                                -               -
           Acreage sales                                             -               -
                                                            ----------    ------------
                                                            $        -    $         15
                                                            ==========    ============
     Cost of Sales:
           Homesite sales                                   $        -    $         11
           Home sales                                                -               -
           Acreage sales                                             -               -
                                                            ----------    ------------
                                                            $        -    $         11
                                                            ==========    ============

     Other income for the three months ended March 31, 1996 and 1995 consisted of:

                                                                Three Months Ended
                                                             -------------------------
                                                             March 31,    December 31,
                                                               1996          1995
                                                             ---------    ------------
                                                                ($ in thousands)
     Commission income                                      $       78    $         78
     Installment sale income                                         -              37
     Other income                                                   14             133
                                                            ----------    ------------
                                                            $       92    $        248
                                                            ==========    ============

(13) Commitments and Contingencies

     The aggregate outstanding balances of all receivables sold and exchanged with recourse totaled $344,000 and $384,000 at March 31, 1996 and December 31, 1995, respectively. Based on its collection experience with such receivables, the Company maintained allowances at both March 31, 1996 and December 31, 1995, classified in other liabilities, of $252,000 for the recourse provisions related to all receivables sold.

(14) Income Taxes

     Effective January 1, 1993 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Under the deferred method,

                  PGI INCORPORATED AND SUBSIDIARIES
     deferred taxes were recognized using the tax rate applicable to the year of the calculation and were not adjusted for subsequent changes in tax rates. Based on the Company's current tax status and current tax laws, adoption of SFAS No. 109 did not have a material effect on the Company's financial position.

     At December 31, 1995, the Company had an operating loss carryforward of approximately $28,000,000 to reduce future taxable income. These operating losses expire at various dates through 2,009.

     The following summarizes the temporary differences of the Company at December 31, 1995 at the current statutory rate:

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

     During the fiscal year ended December 31, 1995, the Company's business focus and emphasis changed substantially as it concentrated its sales and marketing efforts almost exclusively on the disposition in bulk of its undeveloped, platted, residential real estate. This change was prompted by it's continuing financial difficulties due to the principal and interest owed on its debt and managements' conclusion that a bulk sale was the best way to reduce the Company's debt service obligations. If the Company is successful in its sale of this undeveloped land, its remaining inventory will consist of undeveloped commercial property. There can be no assurance that the Company will be successful in its efforts to effect a bulk sale. Assuming a bulk sale occurs, the Company intends to decide at that point whether it will pursue the development and sale of the commercial property in accordance with its traditional core business plans or whether it will attempt to sell such property in bulk. That decision will depend, in part, on whether the Company believes it can generate more revenue by developing and selling individual commercial properties or by selling in bulk.

Results of Operations

     Revenues for the first three months of 1996 decreased by $193,000 to $122,000 from $315,000 for the comparable 1995 period. A net loss of $660,000 was incurred for the first three months of 1996 compared to a net loss of $629,000 for the first three months of 1995. After consideration of cumulative preferred dividends in arrears, totaling $160,000 for each of the three months ended March 31, 1996 and 1995 ($.05 per share of common stock), net losses per share of $.25 and $.24, respectively, were reported for the three month periods ended March 31, 1996 and 1995.

   On March 28, 1996, the Company's primary lender, First Union National Bank of Florida, a national banking association ("First Union") assigned to PGIP L.L.C., a Missouri limited liability company ("PGIP") all of First Union's right, title and interest in and to the documents (the "Loan Documents") evidencing and securing its primary credit agreements with the Company and the Company's subsidiaries, Sugarmill Woods, Inc., Burnt Store Marina, Inc. and Gulf Coast Credit Corporation (collectively, the "Borrowers"), which credit agreements are in default and the maturity of the indebtedness secured thereby has been accelerated.

   The Company has been advised by PGIP that it will be the policy of PGIP not to proceed with collection of the principal and interest evidenced and secured by the Loan Documents so long as PGI pursues satisfactory efforts to market and sell the Property. PGIP's policy, but not its contractual obligation, will be to facilitate sales of the Property by agreeing to the release of Property to be sold from the lien of the Loan Documents against disposition of the net sale proceeds therefrom, after all expenses, closing costs and the like incurred by PGI in connection with any such sale, in a manner to be agreed upon by PGIP and PGI.

                  PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   PGIP is managed by Love Savings Holding Company ("LSHC"), Andrew
S. Love, Jr. and Laurence A. Schiffer. Messrs. Love and Schiffer are directors and executive officers of LSHC and own slightly more than half of all the issued and outstanding voting stock of LSHC. Messrs. Love and Schiffer serve as executive officers and directors of the Company and the other Borrowers and the Guarantors.

     Company management has determined that the Company's primary activity must concentrate on one goal - the sale of sufficient additional acreage as soon as possible to again substantially reduce the primary lender debt.

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

     Sales revenue by major components for real estate operations, excluding the effect of the Company's adoption of the installment method of reporting homesite sales for the three month periods ended March 31, 1996 and 1995, were:

     Real estate sales and cost of sales for the three months ended March 31, 1996 and 1995 consisted of:

                                                                Three Months Ended
                                                             -------------------------
                                                             March 31,    December 31,
                                                               1996          1995
                                                             ---------    ------------
                                                                ($ in thousands)
     Revenues:
          Homesite sales                                    $        -    $        15
          Home sales                                                 -              -
          Acreage sales                                              -              -
                                                            ----------    -----------
                                                            $        -    $        15
                                                            ==========    ===========
     Cost of Sales:
          Homesite sales                                    $        -    $        11
          Home sales                                                 -              -
          Acreage sales                                              -              -
                                                            ----------    -----------
                                                            $        -    $        11
                                                            ==========    ===========

     Other income for the three months ended March 31, 1996 and 1995 consisted of:
                                                                Three Months Ended
                                                             -------------------------
                                                             March 31,    December 31,
                                                               1996          1995
                                                             ---------    ------------
                                                                ($ in thousands)
     Commission income                                      $       78    $        78
     Installment sale income                                         -             37
     Other income                                                   14            133
                                                            ----------    -----------
                                                            $       92    $       248
                                                            ==========    ===========

                     PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Gross homesite sales revenues decreased to zero for the first three months of 1996 from $15,000 for the same period in 1995. With the completion of the Second Secured Lender Transaction the Company has sold all of its developed Sugarmill Woods inventory. The homesite sales sold in the first quarter of 1995 represent various lot sales from the Charlotte County inventory.

     With the assignment of the remaining building contracts to another Sugarmill Woods builder during 1994, the Company's activity related to home construction has been suspended.

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

     Cash provided by operating activities for the three months ended March 31, 1996 was $113,000 compared to $110,000 for the comparable 1995 period. During the first three months of 1996, financing activities utilized $148,000 in cash flow for normal debt repayment as compared to $170,000 for the same period in 1995.

Analysis of Financial Condition

     Assets totaled $11.5 million at March 31, 1996 compared to $11.7 million at December 31, 1995, reflecting the following changes:

                                                   March 31,      December 31,    Increase
                                                     1996            1995         Decrease
                                                   ---------      ------------    --------
                                                                ($ in thousands)
     Cash                                         $    1,130      $    1,165     $     (35)
     Receivables                                         501             693          (192)
     Land and improvement inventories                  9,028           9,031            (3)
     Net property and equipment                           73              81            (8)
     Other assets                                        754             766           (12)
                                                  ----------      ----------     ---------
                                                  $   11,486      $   11,736     $    (250)
                                                  ==========      ==========     =========


                 PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Liabilities were $31.8 million at March 31, 1996 compared to $31.4 million at December 31, 1995, reflecting the following changes among categories.

                                                   March 31,      December 31,    Increase
                                                     1996            1995         Decrease
                                                   ---------      ------------    --------
                                                                ($ in thousands)
     Accounts payable                             $       73      $      91      $      (18)
     Other liabilities                                 1,199          1,143              56
     Accrued interest                                  8,991          8,471             520
     Credit agreements - primary lender                7,283          7,287              (4)
     Notes and mortgages payable                       3,658          3,802            (144)
     Convertible subordinated
       debentures payable                              9,059          9,059               -
     Convertible debentures payable                    1,500          1,500               -
                                                  ----------      ---------      ----------
                                                  $   31,763      $  31,353      $      410
                                                  ==========      =========      ==========

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

     The Company remains in default of the entire principal plus interest on its convertible subordinated debentures. The amounts due are as indicated in the following table:

                                                                    March 31, 1996
                                                             -----------------------------
                                                             Principal             Unpaid
                                                             Amount Due           Interest
                                                             ----------           --------
                                                                    ($ in thousands)
     Convertible subordinated debentures due June 1, 1991    $    1,034           $     414
     Convertible subordinated debentures due May 1, 1992          8,025               3,315
                                                             ----------           ---------
                                                             $    9,059           $   3,729
                                                             ==========           =========

     The Company does not have funds available to make any payments of either principal or interest on the above debentures. The Company has investigated the consequences of a bankruptcy filing and believes that such an event is not in the best interest of either the debenture or equity holders because a bankruptcy filing would negatively impact the Company's business.

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

     (c)  No report on Form 8-K was filed during the quarter ended
          March 31, 1996.

                  PGI INCORPORATED AND SUBSIDIARIES

                             SIGNATURES


     In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                 PGI INCORPORATED
        -----------------------------------
                    (Registrant)



Date:        May 12, 1996              /s/Laurence A. Schiffer
      ---------------------------      --------------------------------
                                       Laurence A. Schiffer
                                       President


                     PGI INCORPORATED AND SUBSIDIARIES

EXHIBIT INDEX
- -------------
                                                                      Sequential
                                                                      Page Number

 2.  Inapplicable.

 3.  Inapplicable.

 4.  Inapplicable.

10.  Inapplicable.

11.  Statements re:  Computations of Per Share Earnings, filed
     herewith.................................................           19

15.  Inapplicable.

18.  Inapplicable.

19.  Inapplicable.

22.  Inapplicable.

23.  Inapplicable.

24.  Inapplicable.

27.  Financial Data Schedule..................................           20

                                    -18-