Form 10QSB
period 1996-06-30
PGI INC
filed 1996-08-14
CIK 81157

             U.S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                           FORM 10-QSB


(Mark One)

/x/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended     June 30, 1996
                                         -----------------------------------
                               OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                 to
                                         ---------------    ----------------
          Commission File Number          1-6471
                                 -------------------------------------------

          PGI INCORPORATED
          ------------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)

          FLORIDA                                    59-0867335
- -------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

          212 SOUTH CENTRAL, SUITE 100; ST. LOUIS, MISSOURI  63105
          ------------------------------------------------------------------
          (Address of principal executive offices)

          (314) 512-8650
          ------------------------------------------------------------------
          (Issuer's telephone number)

          515 OLIVE STREET, SUITE 1400; ST. LOUIS, MISSOURI  63101
          ------------------------------------------------------------------
          (Former Name, Former Address and Former Fiscal Year, if changed since last report)


   Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   X    No      .
           -----     -----

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 12, 1996 there were 3,317,555 shares of the Registrant's common stock outstanding.

   Transitional Small Business Disclosure Format (Check one):
      Yes        No   X
          -----     -----

                PGI INCORPORATED AND SUBSIDIARIES
                           FORM 10-QSB
               For the Quarter Ended June 30, 1996

                        Table of Contents
                      ---------------------

                                                                  Form 10-QSB
                                                                    Page No.
                                                                  -----------
PART I      Financial Information

   Item 1     Financial Statements
              Consolidated Statements of Financial Position
                June 30, 1996 and December 31, 1995                    3
              Consolidated Statements of Operations
                Three and Six Months Ended June 30, 1996 and 1995      4
              Condensed Consolidated Statements of Cash Flows
                Six Months Ended June 30, 1996 and 1995                5
              Notes to Consolidated Financial Statements
                for Form 10-QSB                                      6 - 11

   Item 2     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                 12 - 15


PART II     Other Information

   Item 1     Legal Proceedings                                       16
   Item 2     Changes in Securities                                   16
   Item 3     Defaults Upon Senior Securities                         16
   Item 4     Submission of Matters to a Vote of Security Holders     16
   Item 5     Other Information                                       16
   Item 6     Exhibits and Reports on Form 8-K                      18 - 20

SIGNATURES                                                            17

                          PGI INCORPORATED AND SUBSIDIARIES

PART I     Financial Information

  Item 1   Financial Statements

                         CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                       ($ in thousands)

                                                              June 30,        December 31,
                                                                1996              1995
                                                             ----------       ------------
                                                             (unaudited)
ASSETS
  Cash, including restricted cash of $1,111,000
           and $1,102,000                                    $    1,115         $    1,165
  Receivables on real estate sales - net                            357                682
  Other receivables                                                  15                 11
  Land and improvement inventories                                9,022              9,031
  Property and equipment - net                                       62                 81
  Other assets                                                      758                766
                                                             ----------         ----------
                                                             $   11,329         $   11,736
                                                             ==========         ==========
LIABILITIES
  Accounts payable                                           $       78         $       91
  Other liabilities                                               1,441              1,143
  Accrued interest:
           Primary lender                                         1,968              1,541
           Debentures                                             6,241              5,628
           Other                                                  1,370              1,302
  Credit agreements -
           Primary lender                                         7,283              7,287
  Notes and mortgages payable                                     3,668              3,802
  Convertible subordinated
           debentures payable                                     9,059              9,059
  Convertible debentures payable                                  1,500              1,500
                                                             ----------         ----------

                                                                 32,608             31,353
                                                             ----------         ----------
  Commitments and contingencies

STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00 per share;
           authorized 5,000,000 shares; 2,000,000 Class A
           cumulative convertible shares issued and
           outstanding; (liquidation preference
           of $4.00 per share or $8,000,000)                      2,000              2,000
  Common stock, par value $.10 per share;
           authorized 25,000,000 shares; 3,317,555 shares
           issued and outstanding                                   332                332
  Paid in capital                                                13,698             13,698
  Accumulated deficit                                           (37,309)           (35,647)
                                                             ----------         ----------

                                                                (21,279)           (19,617)
                                                             ----------         ----------

                                                             $   11,329         $   11,736
                                                             ==========         ==========


See accompanying notes to consolidated financial statements for Form 10-QSB.

                          PGI INCORPORATED AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                         ($ in thousands)
                                            (Unaudited)

                                    Three Months Ended              Six Months Ended
                                   --------------------           --------------------
                                   June 30,    June 30,           June 30,    June 30,
                                     1996        1995               1996        1995
                                   --------    --------           --------    --------
REVENUES
   Real estate sales               $      -    $      -           $      -    $     15
   Interest income                       24          47                 54          99
   Other income                          77         204                169         452
                                   --------    --------           --------    --------
                                        101         251                223         566
                                   --------    --------           --------    --------

COSTS AND EXPENSES
   Cost of real estate sales              -           -                  -          11
   Selling expenses                       3           8                  9          25
   General & administrative
     expenses                           388         166                492         328
   Interest                             638         578              1,211       1,221
   Other expenses                        74          99                173         210
                                   --------    --------           --------    --------
                                      1,103         851              1,885       1,795
                                   --------    --------           --------    --------

NET INCOME (LOSS)                  $ (1,002)   $   (600)          $ (1,662)   $ (1,229)
                                   ========    ========           ========    ========

NET INCOME (LOSS) PER SHARE <F*>
   Primary and fully diluted       $   (.35)   $   (.23)          $   (.60)   $   (.47)
                                   ========    ========           ========    ========

<F*> Considers the effect of cumulative preferred dividends in arrears for the three and six months ended June 30, 1996 and 1995.



See accompanying notes to consolidated financial statements for form 10-QSB.


                          PGI INCORPORATED AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                            ($ in thousands)
                               (Unaudited)


                                                          Six Months Ended
                                                       ----------------------
                                                       June 30,      June 30,
                                                         1996          1995
                                                       --------      --------

Net cash provided by operating activities              $     88      $    234
                                                       --------      --------

Cash flows from investing activities:
    Proceed from fixed asset sales                            -             -
    Purchase of property and equipment                        -             -
                                                       --------      --------
    Net cash used in investing activities                     -             -
                                                       --------      --------

Cash flows from financing activities:
    Proceeds from borrowings                                115             -
    Principal payments on debt                             (253)         (295)
                                                       --------      --------
    Net cash used in financial activities                  (138)         (295)
                                                       --------      --------

Net decrease in cash                                        (50)          (61)

Cash at beginning of period                               1,165         1,261
                                                       --------      --------

Cash at end of period                                  $  1,115      $  1,200
                                                       ========      ========



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

     The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the Company be unsuccessful in its sales efforts.

     In the opinion of management, subject to the effects on the Company's unaudited consolidated financial statements of such adjustments, if any, as might have been required had the outcome of the matters discussed in the preceding paragraph been known, all other adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the six months ended June 30, 1996 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 1996 or any other interim period.

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

                     PGI INCORPORATED AND SUBSIDIARIES

(3)  Per Share Data

     Primary per share amounts are computed by dividing net income
     (loss), after considering additional accumulation of dividends in arrears on the Company's preferred stock, by the average number of common shares and common stock equivalents outstanding. For this purpose, the Company's cumulative convertible preferred stock, convertible subordinated debentures and collateralized convertible debentures are not deemed to be common stock equivalents, but outstanding vested stock options are considered as such. However, under the treasury stock method, no vested stock options were assumed to be exercised, and therefore no common stock equivalents existed, for the calculation of primary per share amounts for the six months ended June 30, 1996 and 1995. The average number of common shares outstanding for the six months ended June 30, 1996 and 1995 was 3,317,555, respectively.

     Fully diluted per share amounts are computed by dividing net income
     (loss) by the average number of common shares outstanding, after adjusting both for the estimated effects of the assumed exercise of stock options and the assumed conversion of all cumulative convertible preferred stock, convertible subordinated debentures and collateralized convertible debentures into shares of common stock. For the six months ended June 30, 1996 and 1995, no stock options were assumed to be exercised and the effect of the assumed exercise of stock options and the assumed conversion of all cumulative convertible preferred stock, convertible subordinated debentures and collateralized convertible debentures would have been anti-dilutive.

(4)  Statement of Cash Flows

     The Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows", which requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. Interest paid for the six months ended June 30, 1996 and 1995 was $103,000 and $134,000, respectively.

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

                     PGI INCORPORATED AND SUBSIDIARIES

(6)  Receivables on Real Estate Sales

     Net receivables on real estate sales consisted of:

                                                              June 30,            December 31,
                                                                1996                  1995
                                                              --------            ------------
                                                                    ($ in thousands)

    Contracts receivable on homesite sales                    $  1,292              $  1,599
    Other                                                           98                   128
                                                              --------              --------
                                                                 1,390                 1,727
    Less:  Allowance for cancellations                            (976)                 (976)
           Unamortized valuation discount                          (57)                  (69)
                                                              --------              --------
                                                              $    357              $    682
                                                              ========              ========

(7)  Land and Improvements

     Land and improvement inventories consisted of:

                                                              June 30,            December 31,
                                                                1996                  1995
                                                              --------            ------------
                                                                    ($ in thousands)

    Unimproved land                                           $  8,724              $  8,724
    Fully improved land                                            298                   307
                                                              --------              --------
                                                              $  9,022              $  9,031
                                                              ========              ========

(8)  Property and Equipment

     Property and equipment consisted of:

                                                              June 30,            December 31,
                                                                1996                  1995
                                                              --------            ------------
                                                                    ($ in thousands)

    Furniture, fixtures and other equipment                   $    396              $    405
    Less:  Accumulated depreciation                               (334)                 (324)
                                                              --------              --------
                                                              $     62              $     81
                                                              ========              ========

(9)    Other Assets

      Other assets consisted of:
                                                              June 30,            December 31,
                                                                1996                  1995
                                                              --------            ------------
                                                                    ($ in thousands)

      Guaranteed future connections related to
          sale of utility plants and equipment, net           $    621              $    621
      Prepaid loan and debenture costs                               8                    13
      Deposit with Trustee of 6-1/2% debentures                    122                   120
      Other                                                          7                    12
                                                              --------              --------
                                                              $    758              $    766
                                                              ========              ========

                     PGI INCORPORATED AND SUBSIDIARIES

(10) Other Liabilities

     Other Liabilities consisted of:

                                                               June 30,      December 31,
                                                                 1996            1995
                                                               --------      ------------
                                                                   ($ in thousands)

      Accrued property taxes
          - current                                            $    103       $     37
          - delinquent                                              476            249
      Other accrued expenses                                        254            243
      Deposits, advances and escrows                                340            346
      Estimated recourse liability for
          receivables sold                                          252            252
      Other                                                          16             16
                                                               --------       --------
                                                               $  1,441       $  1,143
                                                               ========       ========

(11)  Primary Lender Credit Agreements, Notes and Mortgages
      Payable and Convertible Subordinated Debentures Payable

      Credit agreements with the Company's primary lender and notes and mortgages payable consisted of the following:

                                                               June 30,      December 31,
                                                                 1996            1995
                                                               --------      ------------
                                                                   ($ in thousands)

      Credit agreements - primary lender:
          maturing July 8, 1997, bearing interest
            at prime plus 5%:                                  $  7,283       $  7,287
      Notes and mortgages payable - $1,535,000
          bearing interest at 12-1/4%, $1,176,000
          bearing interest at prime plus 2%, the
          remainder bearing interest at varying
          rates to 23%; maturing through 2000                     3,668          3,802
                                                               --------       --------

      Convertible subordinated debentures payable:

      At 6-1/2% interest; due June 1991; convertible
        into shares of common stock at
        $18.00 per share                                       $  1,034       $  1,034
      At 6% interest; due May 1, 1992; convertible
        into shares of common stock at
        $19.50 per share                                          8,025          8,025
                                                               --------       --------
                                                               $  9,059       $  9,059
                                                               --------       --------

      Collateralized convertible debentures payable:

      At 14% interest; due July 8, 1997, convertible
        into share of common stock at
        $1.72 per share                                           1,500          1,500
                                                               --------       --------
                                                               $ 21,510       $ 21,648
                                                               ========       ========

                     PGI INCORPORATED AND SUBSIDIARIES

(12)  Real Estate Sales and Other Income

      Real estate sales and cost of sales for the three and six months ended June 30, 1996 and 1995 consisted of:

                                      Three Months Ended            Six Months Ended
                                    -----------------------      -----------------------
                                    June 30,       June 30,      June 30,       June 30,
                                     1996           1995          1996           1995
                                    --------       --------      --------       --------
                                       ($ in thousands)             ($ in thousands)

   Revenues:
      Homesite sales               $       -      $       -     $       -      $      15
      Home sales                           -              -             -              -
      Acreage sales                        -              -             -              -
                                   ---------      ---------     ---------      ---------
                                   $       -      $       -     $       -      $      15
                                   =========      =========     =========      =========
   Cost of Sales:
      Homesite sales               $       -      $       -     $       -      $      11
      Home sales                           -              -             -              -
      Acreage sales                        -              -             -              -
                                   ---------      ---------     ---------      ---------
                                   $       -      $       -     $       -      $      11
                                   =========      =========     =========      =========

   Other income for the three and six months ended June 30, 1996 and
   1995 consisted of:
                                      Three Months Ended            Six Months Ended
                                    -----------------------      -----------------------
                                    June 30,       June 30,      June 30,       June 30,
                                     1996           1995          1996           1995
                                    --------       --------      --------       --------
                                       ($ in thousands)             ($ in thousands)

   Commission income               $      60      $      80     $     138      $     158
   Installment sale income                 -             61             -             98
   Other income                           17             63            31            196
                                   ---------      ---------     ---------      ---------
                                   $      77      $     204     $     169      $     452
                                   =========      =========     =========      =========

(13) Commitments and Contingencies

     The aggregate outstanding balances of all receivables sold and exchanged with recourse totaled $305,000 and $384,000 at June 30, 1996 and December 31, 1995, respectively. Based on its collection experience with such receivables, the Company maintained allowances at both June 30, 1996 and December 31, 1995, classified in other liabilities, of $252,000 for the recourse provisions related to all receivables sold.

(14) Income Taxes

     Effective January 1, 1993 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Under the deferred method, deferred taxes were recognized using the tax rate applicable to the year of the calculation and were

                     PGI INCORPORATED AND SUBSIDIARIES
     not adjusted for subsequent changes in tax rates. Based on the Company's current tax status and current tax laws, adoption of SFAS No. 109 did not have a material effect on the Company's financial position.

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
                                                    ===========

                     PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note

     The description of the Company's business in the Quarterly Report on Form 10-QSB focuses on its traditional core business of selling individual homes and homesites and the construction of residences. Readers should understand as they read the report, however, that the Company is not presently pursuing its core business and will not be in a position to do so until its debt obligations have been substantially reduced. The reason the Company is no longer pursuing its core business is set forth with more particularity below.

     During the fiscal year ended December 31, 1995, the Company's business focus and emphasis changed substantially as it concentrated its sales and marketing efforts almost exclusively on the disposition in bulk of its undeveloped, platted, residential real estate. This change was prompted by it's continuing financial difficulties due to the principal and interest owed on its debt and managements' conclusion that a bulk sale was the best way to reduce the Company's debt service obligations. If the Company is successful in its sale of this undeveloped land, its remaining inventory will consist of undeveloped commercial property. There can be no assurance that the Company will be successful in its efforts to effect a bulk sale. Assuming a bulk sale occurs, the Company intends to decide at that point whether it will pursue the development and sale of the commercial property in accordance with its traditional core business plans or whether it will attempt to sell such property in bulk. That decision will depend, in part, on whether the Company believes it can generate more revenue by developing and selling individual commercial parcels or by selling in bulk.

Results of Operations

  Revenues for the first six months of 1996 decreased by $343,000 to $223,000 from $566,000 for the comparable 1995 period. A net loss of $1,662,000 was incurred for the first six months of 1996 compared to a net loss of $1,229,000 for the first six months of 1995. After consideration of accumulation of preferred dividends in arrears, totaling $320,000 for each of the six months ended June 30, 1996 and 1995 ($.10 per share of common stock), net losses per share of $.60 and $.47, respectively, were reported for the six month periods ended June 30, 1996 and 1995.

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

   The Company has been advised by PGIP that it will be the policy of PGIP not to proceed with collection of the principal and interest evidenced and secured by the Loan Documents so long as PGI pursues satisfactory efforts to market and sell the Property. PGIP's policy, but not its contractual obligation, will be to facilitate sales of the Property by agreeing to the release of Property to be sold from the lien of the Loan Documents against payments of the net sale proceeds therefrom, after all expenses, closing costs and the like incurred by PGI in connection with any such sale, in a manner to be agreed upon by PGIP and PGI.

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

  Sales revenue by major components for real estate operations, excluding the effect of the Company's adoption of the installment method of reporting homesite sales for the three and six month periods ended June 30, 1996 and 1995, were:

   Real estate sales and cost of sales for the three and six months ended June 30, 1996 and 1995 consisted of:

                                      Three Months Ended            Six Months Ended
                                    -----------------------      -----------------------
                                    June 30,       June 30,      June 30,       June 30,
                                     1996           1995          1996           1995
                                    --------       --------      --------       --------
                                       ($ in thousands)             ($ in thousands)

   Revenues:
      Homesite sales               $       -      $       -     $       -      $      15
      Home sales                           -              -             -              -
      Acreage sales                        -              -             -              -
                                   ---------      ---------     ---------      ---------
                                   $       -      $       -     $       -      $      15
                                   =========      =========     =========      =========
   Cost of Sales:
      Homesite sales               $       -      $       -     $       -      $      11
      Home sales                           -              -             -              -
      Acreage sales                        -              -             -              -
                                   ---------      ---------     ---------      ---------
                                   $       -      $       -     $       -      $      11
                                   =========      =========     =========      =========

   Other income for the three and six months ended June 30, 1996 and
   1995 consisted of:
                                      Three Months Ended            Six Months Ended
                                    -----------------------      -----------------------
                                    June 30,       June 30,      June 30,       June 30,
                                     1996           1995          1996           1995
                                    --------       --------      --------       --------
                                       ($ in thousands)             ($ in thousands)

   Commission income               $      60      $      80     $     138      $     158
   Installment sale income                 -             61             -             98
   Other income                           17             63            31            196
                                   ---------      ---------     ---------      ---------
                                   $      77      $     204     $     169      $     452
                                   =========      =========     =========      =========

                     PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Gross homesite sales revenues decreased to zero for the first six months of 1996 from $15,000 for the same period in 1995. With the completion of the Second Secured Lender Transaction the Company has sold all of its developed Sugarmill Woods inventory. The homesite sales sold in the first quarter of 1995 represent various lot sales from the Charlotte County inventory.

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

     Cash provided by operating activities for the six months ended June 30, 1996 was $88,000 compared to $234,000 for the comparable 1995 period. During the first six months of 1996, financing activities utilized $138,000 in cash flow with $253,000 for normal debt repayment as compared to $295,000 for the same period in 1995.

Analysis of Financial Condition

     Assets totaled $11.3 million at June 30, 1996 compared to $11.7 million at December 31, 1995, reflecting the following changes:

                                               June 30,     December 31,     Increase
                                                 1996          1995         (Decrease)
                                               --------     ------------    ----------
                                                         ($ in thousands)

   Cash                                       $   1,115     $    1,165      $    (50)
   Receivables                                      372            693          (321)
   Land and improvement inventories               9,022          9,031            (9)
   Net property and equipment                        62             81           (19)
   Other assets                                     758            766            (8)
                                              ---------     ----------      --------
                                              $  11,329     $   11,736      $   (407)
                                              =========     ==========      ========

                     PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Liabilities were $32.6 million at June 30, 1996 compared to $31.4 million at December 31, 1995, reflecting the following changes among categories.

                                               June 30,     December 31,     Increase
                                                 1996          1995         (Decrease)
                                               --------     ------------    ----------
                                                         ($ in thousands)

   Accounts payable                           $      78     $       91      $    (13)
   Other liabilities                              1,441          1,143           298
   Accrued interest                               9,579          8,471         1,108
   Credit agreements - primary lender             7,283          7,287            (4)
   Notes and mortgages payable                    3,668          3,802          (134)
   Convertible subordinated
     debentures payable                           9,059          9,059             -
   Convertible debentures payable                 1,500          1,500             -
                                              ---------     ----------      --------
                                              $  32,608     $   31,353      $  1,255
                                              =========     ==========      ========

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

  The Company remains in default of the entire principal plus interest on its convertible subordinated debentures.  The amounts due are as indicated in the following table:
                                                                  June 30, 1996
                                                            -------------------------
                                                             Principal        Unpaid
                                                            Amount Due       Interest
                                                            ----------      ---------
                                                                ($ in thousands)
   Convertible subordinated debentures due June 1, 1991     $    1,034      $     432
   Convertible subordinated debentures due May 1, 1992           8,025          3,478
                                                            ----------      ---------
                                                            $    9,059      $   3,910
                                                            ==========      =========

     The Company does not have funds available to make any payments of either principal or interest on the above debentures. The Company has investigated the consequences of a bankruptcy filing and believes that such a course is not in the best interest of either the debenture or equity holders because a bankruptcy filing would negatively impact the Company's business and its ability to maximize its results from bulk sales of land.

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

  (c) No report on Form 8-K was filed during the quarter ended June
      30, 1996.

                    PGI INCORPORATED AND SUBSIDIARIES

                              SIGNATURES


 In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       PGI INCORPORATED
               -------------------------------
                         (Registrant)



Date:       August 13, 1996          /s/Laurence A. Schiffer
      ---------------------------    ---------------------------------
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


