Form 10-Q
period 1996-09-30
PGI INC
filed 1996-11-14
CIK 81157

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB


(Mark One)

/ x / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended   September 30, 1996
                                           -------------------------------------

                                      OR
/   /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

            For the transition period from                   to
                                           -----------------    ----------------


            Commission File Number          1-6471
                                   ---------------------------------------------


            PGI INCORPORATED
            --------------------------------------------------------------------
            (Exact name of small business issuer as specified in its charter)

            FLORIDA                                      59-0867335
    -------------------------------------   ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

            212 SOUTH CENTRAL, SUITE 100; ST. LOUIS, MISSOURI  63105
            --------------------------------------------------------------------
            (Address of principal executive offices)

            (314) 512-8650
            --------------------------------------------------------------------
            (Issuer's telephone number)


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

      Transitional Small Business Disclosure Format (Check one):
            Yes       No   X
                -----    -----

                             PGI INCORPORATED AND SUBSIDIARIES
                                        FORM 10-QSB
                          For the Quarter Ended September 30, 1996

                                     Table of Contents

                                   ---------------------

                                                                               Form 10-QSB
                                                                                 Page No.
                                                                               -----------
PART I        Financial Information

     Item 1       Financial Statements
                  Consolidated Statements of Financial Position
                    September 30, 1996 and December 31, 1995                        3
                  Consolidated Statements of Operations
                    Three & Nine Months Ended September 30, 1996 and 1995           4
                  Condensed Consolidated Statements of Cash Flows
                    Nine Months Ended September 30, 1996 and 1995                   5
                  Notes to Consolidated Financial Statements
                    for Form 10-QSB                                               6 - 11

     Item 2       Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                          12 - 15


PART II       Other Information

     Item 1       Legal Proceedings                                                16
     Item 2       Changes in Securities                                            16
     Item 3       Defaults Upon Senior Securities                                  16
     Item 4       Submission of Matters to a Vote of Security Holders              16
     Item 5       Other Information                                                16
     Item 6       Exhibits and Reports on Form 8-K                               18 - 20

SIGNATURES                                                                         17


                               PGI INCORPORATED AND SUBSIDIARIES


PART I      Financial Information

    Item 1  Financial Statements

                         CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                        ($ in thousands)
                                                              Sept. 30,              December 31,
                                                                1996                     1995
                                                             -----------             ------------
                                                             (unaudited)
ASSETS
 Cash, including restricted cash of $1,114,000
       and $1,102,000                                        $     1,123             $      1,165
   Receivables on real estate sales - net                            341                      682
   Other receivables                                                  17                       11
   Land and improvement inventories                                9,020                    9,031
   Property and equipment - net                                       54                       81
   Other assets                                                      752                      766
                                                             -----------             ------------
                                                             $    11,307             $     11,736
                                                             ===========             ============

LIABILITIES
   Accounts payable                                          $       108             $         91
   Other liabilities                                               1,525                    1,143
   Accrued interest:
       Primary lender                                              2,214                    1,541
       Debentures                                                  6,557                    5,628
       Other                                                       1,407                    1,302
   Credit agreements -
       Primary lender                                              7,283                    7,287
   Notes and mortgages payable                                     3,613                    3,802
   Convertible subordinated
       debentures payable                                          9,059                    9,059
   Convertible debentures payable                                  1,500                    1,500
                                                             -----------             ------------

                                                                  33,266                   31,353
                                                             -----------             ------------
   Commitments and contingencies

STOCKHOLDERS' EQUITY
   Preferred stock, par value $1.00 per share;
       authorized 5,000,000 shares; 2,000,000 Class A
       cumulative convertible shares issued and
       outstanding; (liquidation preference
       of $4.00 per share or $8,000,000)                           2,000                    2,000
   Common stock, par value $.10 per share;
       authorized 25,000,000 shares; 3,317,555 shares
       issued and outstanding                                        332                      332
   Paid in capital                                                13,698                   13,698
   Accumulated deficit                                           (37,989)                 (35,647)
                                                             -----------             ------------

                                                                (21,959)                  (19,617)
                                                             -----------             ------------

                                                             $    11,307             $     11,736
                                                             ===========             ============


          See accompanying notes to consolidated financial statements for Form 10-QSB.


                               PGI INCORPORATED AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                               ($ in thousands)
                                                 (Unaudited)
                                                 Three Months Ended                   Nine Months Ended
                                             ---------------------------         ---------------------------
                                             Sept. 30,         Sept. 30,         Sept. 30,         Sept. 30,
                                                1996              1995              1996              1995
                                             ---------         ---------         ---------         ---------
REVENUES
   Real estate sales                         $       -         $       -         $       -         $      15
   Interest income                                  19                37                73               136
   Other income                                    219               112               388               564
                                             ---------         ---------         ---------         ---------
                                                   238               149               461               715
                                             ---------         ---------         ---------         ---------
COSTS AND EXPENSES
   Cost of real estate sales                         -                 -                 -                11
   Selling expenses                                  1                 7                10                32
   General & administrative expenses               162               167               654               495
   Interest                                        646               575             1,857             1,796
   Other expenses                                  109                83               282               293
                                             ---------         ---------         ---------         ---------
                                                   918               832             2,803             2,627
                                             ---------         ---------         ---------         ---------
NET INCOME (LOSS)                            $    (680)        $    (683)        $  (2,342)        $  (1,912)
                                             =========         =========         =========         =========
NET INCOME (LOSS) PER SHARE<F*>
   Primary and fully diluted                 $    (.25)        $    (.25)        $    (.85)        $    (.72)
                                             =========         =========         =========         =========

<F*>  Considers the effect of cumulative preferred dividends in arrears for the three and nine months ended September 30, 1996 and 1995.







See accompanying notes to consolidated financial statements for form 10-QSB.


                               PGI INCORPORATED AND SUBSIDIARIES


PART I      Financial Information (Continued)


                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               ($ in thousands)
                                                 (Unaudited)
                                                                       Nine Months Ended
                                                               ---------------------------------
                                                               Sept. 30,               Sept. 30,
                                                                 1996                    1995
                                                               ---------               ---------
Net cash provided by operating activities                      $     148               $     319
                                                               ---------               ---------

Cash flows from investing activities:
   Proceed from fixed asset sales                                      -                       1
   Purchase of property and equipment                                  -                       -
                                                               ---------               ---------
   Net cash used in investing activities                               -                       1
                                                               ---------               ---------

Cash flows from financing activities:
   Proceeds from borrowings                                          150                       -
   Principal payments on debt                                       (340)                   (398)
                                                               ---------               ---------
   Net cash used in financial activities                            (190)                   (398)
                                                               ---------               ---------

Net decrease in cash                                                 (42)                    (78)

Cash at beginning of period                                        1,165                   1,261
                                                               ---------               ---------

Cash at end of period                                          $   1,123               $   1,183
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

      In the opinion of management, subject to the effects on the Company's unaudited consolidated financial statements of such adjustments, if any, as might have been required had the outcome of the matters discussed in the preceding paragraph been known, all other adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the three and nine months ended September 30, 1996 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 1996 or any other interim period.

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

                    PGI INCORPORATED AND SUBSIDIARIES

(3)   Per Share Data

      Primary per share amounts are computed by dividing net income
      (loss), after considering additional accumulation of dividends in arrears on the Company's preferred stock, by the average number of common shares and common stock equivalents outstanding. For this purpose, the Company's cumulative convertible preferred stock, convertible subordinated debentures and collateralized convertible debentures are not deemed to be common stock equivalents, but outstanding vested stock options are considered as such. However, under the treasury stock method, no vested stock options were assumed to be exercised, and therefore no common stock equivalents existed, for the calculation of primary per share amounts for the nine months ended September 30, 1996 and 1995. The average number of common shares outstanding for the nine months ended September 30, 1996 and 1995 was 3,317,555, respectively.

      Fully diluted per share amounts are computed by dividing net income (loss) by the average number of common shares outstanding, after adjusting both for the estimated effects of the assumed exercise of stock options and the assumed conversion of all cumulative convertible preferred stock, convertible subordinated debentures and collateralized convertible debentures into shares of common stock. For the nine months ended September 30, 1996 and 1995, no stock options were assumed to be exercised and the effect of the assumed exercise of stock options and the assumed conversion of all cumulative convertible preferred stock, convertible subordinated debentures and collateralized convertible debentures would have been anti-dilutive.

(4)   Statement of Cash Flows

      The Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows", which requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. Interest paid for the nine months ended September 30, 1996 and 1995 was $149,000 and $193,000, respectively.

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

                    PGI INCORPORATED AND SUBSIDIARIES

(6)   Receivables on Real Estate Sales

      Net receivables on real estate sales consisted of:

                                                               Sept. 30,                        December 31,
                                                                 1996                               1995
                                                               ---------                        ------------
                                                                              ($ in thousands)
   Contracts receivable on homesite sales                      $   1,172                        $      1,599
   Other                                                              98                                 128
                                                               ---------                        ------------
                                                                   1,270                               1,727
   Less:  Allowance for cancellations                               (876)                               (976)
          Unamortized valuation discount                             (53)                                (69)
                                                               ---------                        ------------
                                                               $     341                        $        682
                                                               =========                        ============

(7)   Land and Improvements

      Land and improvement inventories consisted of:

                                                               Sept. 30,                        December 31,
                                                                 1996                               1995
                                                               ---------                        ------------
                                                                              ($ in thousands)
   Unimproved land                                             $   8,724                        $      8,724
   Fully improved land                                               296                                 307
                                                               ---------                        ------------
                                                               $   9,020                        $      9,031
                                                               =========                        ============

(8)   Property and Equipment

      Property and equipment consisted of:

                                                               Sept. 30,                        December 31,
                                                                 1996                               1995
                                                               ---------                        ------------
                                                                              ($ in thousands)
   Furniture, fixtures and other equipment                     $     364                        $        405
   Less:  Accumulated depreciation                                  (310)                               (324)
                                                               ---------                        ------------
                                                               $      54                        $         81
                                                               =========                        ============

(9)   Other Assets

      Other assets consisted of:

                                                               Sept. 30,                        December 31,
                                                                 1996                               1995
                                                               ---------                        ------------
                                                                              ($ in thousands)
   Guaranteed future connections related to
        sale of utility plants and equipment, net              $     621                        $        621
   Prepaid loan and debenture costs                                    -                                  13
   Deposit with Trustee of 6-1/2% debentures                         124                                 120
   Other                                                               7                                  12
                                                               ---------                        ------------
                                                               $     752                        $        766
                                                               =========                        ============

                    PGI INCORPORATED AND SUBSIDIARIES

(10)  Other Liabilities

      Other Liabilities consisted of:

                                                               Sept. 30,                        December 31,
                                                                 1996                               1995
                                                               ---------                        ------------
                                                                              ($ in thousands)
   Accrued property taxes
        - current                                              $     156                        $         37
        - delinquent                                                 479                                 249
   Other accrued expenses                                            283                                 243
   Deposits, advances and escrows                                    337                                 346
   Estimated recourse liability for
        receivables sold                                             252                                 252
   Other                                                              18                                  16
                                                               ---------                        ------------
                                                               $   1,525                        $      1,143
                                                               =========                        ============


(11) Primary Lender Credit Agreements, Notes and Mortgages Payable and Convertible Subordinated Debentures Payable

       Credit agreements with the Company's primary lender and notes and mortgages payable consisted of the following:

                                                               Sept. 30,                        December 31,
                                                                 1996                               1995
                                                               ---------                        ------------
                                                                              ($ in thousands)
   Credit agreements - primary lender:
        maturing July 8, 1997, bearing interest
          at prime plus 5%:                                    $   7,283                        $      7,287
                                                               ---------                        ------------
   Notes and mortgages payable - $1,447,000
        bearing interest at 12-1/4%, $1,176,000
        bearing interest at prime plus 2%, the
        remainder bearing interest at varying
        rates to 23%; maturing through 2000                        3,613                               3,802
                                                               ---------                        ------------

   Convertible subordinated debentures payable:

   At 6-1/2% interest; due June 1991; convertible
     into shares of common stock at
     $18.00 per share                                          $   1,034                        $      1,034
   At 6% interest; due May 1, 1992; convertible
     into shares of common stock at
     $19.50 per share                                              8,025                               8,025
                                                               ---------                        ------------
                                                               $   9,059                        $      9,059
                                                               ---------                        ------------

   Collateralized convertible debentures payable:

   At 14% interest; due July 8, 1997, convertible
     into share of common stock at
     $1.72 per share                                               1,500                               1,500
                                                               ---------                        ------------
                                                               $  21,455                        $     21,648
                                                               =========                        ============

                    PGI INCORPORATED AND SUBSIDIARIES

(12)   Real Estate Sales and Other Income

       Real estate sales and cost of sales for the three and nine months ended September 30, 1996 and 1995 consisted of:

                                           Three Months Ended                   Nine Months Ended
                                       ---------------------------         ---------------------------
                                       Sept. 30,         Sept. 30,         Sept. 30,         Sept. 30,
                                         1996              1995              1996              1995
                                       ---------         ---------         ---------         ---------
                                             ($ in thousands)                    ($ in thousands)
   Revenues:
         Homesite sales                $       -         $       -         $       -         $      15
         Home sales                            -                 -                 -                 -
         Acreage sales                         -                 -                 -                 -
                                       ---------         ---------         ---------         ---------
                                       $       -         $       -         $       -         $      15
                                       =========         =========         =========         =========
   Cost of Sales:
         Homesite sales                $       -         $       -         $       -         $      11
         Home sales                            -                 -                 -                 -
         Acreage sales                         -                 -                 -                 -
                                       ---------         ---------         ---------         ---------
                                       $       -         $       -         $       -         $      11
                                       =========         =========         =========         =========

       Other income for the three and nine months ended September 30, 1996 and 1995 consisted of:

                                           Three Months Ended                   Nine Months Ended
                                       ---------------------------         ---------------------------
                                       Sept. 30,         Sept. 30,         Sept. 30,         Sept. 30,
                                         1996              1995              1996              1995
                                       ---------         ---------         ---------         ---------
                                             ($ in thousands)                    ($ in thousands)
   Commission income                   $     107         $      54         $     245         $     212
   Installment sale income                     -                53                 -               151
   Other income                              112                 5               143               201
                                       ---------         ---------         ---------         ---------
                                       $     219         $     112         $     388         $     564
                                       =========         =========         =========         =========

(13)   Commitments and Contingencies

       The aggregate outstanding balances of all receivables sold and exchanged with recourse totaled $276,000 and $384,000 at September 30, 1996 and December 31, 1995, respectively. Based on its collection experience with such receivables, the Company maintained allowances at both September 30, 1996 and December 31, 1995, classified in other liabilities, of $252,000 for the recourse provisions related to all receivables sold.

(14)   Income Taxes

       Effective January 1, 1993 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Under the deferred method, deferred taxes were recognized using the tax rate applicable to the year of the

                    PGI INCORPORATED AND SUBSIDIARIES
       calculation and were not adjusted for subsequent changes in tax rates. Based on the Company's current tax status and current tax laws, adoption of SFAS No. 109 did not have a material effect on the Company's financial position.

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

Results of Operations

  Revenues for the first nine months of 1996 decreased by $254,000 to $461,000 from $715,000 for the comparable 1995 period. A net loss of $2,342,000 was incurred for the first nine months of 1996 compared to a net loss of $1,912,000 for the first nine months of 1995. After consideration of accumulation of preferred dividends in arrears, totaling $480,000 for each of the nine months ended September 30, 1996 and 1995 ($.15 per share of common stock), net losses per share of $.85 and $.72, respectively, were reported for the nine month periods ended September 30, 1996 and 1995.

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

   The Company has been advised by PGIP that it will be the policy of PGIP not to proceed with collection of the principal and interest evidenced and secured by the Loan Documents so long as PGI pursues satisfactory efforts to market and sell the Property. PGIPs policy, but not its contractual obligation, will be to facilitate sales of the Property by agreeing to the release of Property to be sold from the lien of the Loan Documents against payments of the net sale proceeds therefrom, after all expenses, closing costs and the like incurred by PGI in connection with any such sale, in a manner to be agreed upon by PGIP and PGI.

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

  Sales revenue by major components for real estate operations, excluding the effect of the Company's adoption of the installment method of reporting homesite sales for the three and nine month periods ended September 30, 1996 and 1995, were:

   Real estate sales and cost of sales for the three and nine months ended September 30, 1996 and 1995 consisted of:

                                           Three Months Ended                   Nine Months Ended
                                       ---------------------------         ---------------------------
                                       Sept. 30,         Sept. 30,         Sept. 30,         Sept. 30,
                                         1996              1995              1996              1995
                                       ---------         ---------         ---------         ---------
                                             ($ in thousands)                    ($ in thousands)
   Revenues:
         Homesite sales                $       -         $       -         $       -         $      15
         Home sales                            -                 -                 -                 -
         Acreage sales                         -                 -                 -                 -
                                       ---------         ---------         ---------         ---------
                                       $       -         $       -         $       -         $      15
                                       =========         =========         =========         =========
   Cost of Sales:
         Homesite sales                $       -         $       -         $       -         $      11
         Home sales                            -                 -                 -                 -
         Acreage sales                         -                 -                 -                 -
                                       ---------         ---------         ---------         ---------
                                       $       -         $       -         $       -         $      11
                                       =========         =========         =========         =========

       Other income for the three and nine months ended September 30, 1996 and 1995 consisted of:

                                           Three Months Ended                   Nine Months Ended
                                       ---------------------------         ---------------------------
                                       Sept. 30,         Sept. 30,         Sept. 30,         Sept. 30,
                                         1996              1995              1996              1995
                                       ---------         ---------         ---------         ---------
                                             ($ in thousands)                    ($ in thousands)
   Commission income                   $     107         $      54         $     245         $     212
   Installment sale income                     -                53                 -               151
   Other income                              112                 5               143               201
                                       ---------         ---------         ---------         ---------
                                       $     219         $     112         $     388         $     564
                                       =========         =========         =========         =========

                    PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   Gross homesite sales revenues decreased to zero for the first nine months of 1996 from $15,000 for the same period in 1995. With the completion of the Second Secured Lender Transaction the Company has sold all of its developed Sugarmill Woods inventory. The homesite sales sold in the first quarter of 1995 represent various lot sales from the Charlotte County inventory.

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

   Cash provided by operating activities for the nine months ended September 30, 1996 was $148,000 compared to $319,000 for the comparable 1995 period. During the first nine months of 1996, financing activities utilized $190,000 in cash flow with $340,000 for normal debt repayment as compared to $398,000 for the same period in 1995.

Analysis of Financial Condition

   Assets totaled $11.3 million at September 30, 1996 compared to $11.7 million at December 31, 1995, reflecting the following changes:

                                             Sept. 30,            December 31,               Increase
                                               1996                   1995                  (Decrease)
                                             ---------            ------------              ----------
                                                                 ($ in thousands)


  Cash                                       $   1,123            $      1,165              $     (42)
  Receivables                                      358                     693                   (335)
  Land and improvement inventories               9,020                   9,031                    (11)
  Net property and equipment                        54                      81                    (27)
  Other assets                                     752                     766                    (14)
                                             ---------            ------------              ---------
                                             $  11,307            $     11,736              $    (429)
                                             =========            ============              =========

                    PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   Liabilities were $33.3 million at September 30, 1996 compared to $31.4 million at December 31, 1995, reflecting the following changes among categories.

                                             Sept. 30,            December 31,               Increase
                                               1996                   1995                  (Decrease)
                                             ---------            ------------              ----------
                                                                 ($ in thousands)
  Accounts payable                           $     108            $         91              $       17
  Other liabilities                              1,525                   1,143                     382
  Accrued interest                              10,178                   8,471                   1,707
  Credit agreements - primary lender             7,283                   7,287                      (4)
  Notes and mortgages payable                    3,613                   3,802                    (189)
  Convertible subordinated
    debentures payable                           9,059                   9,059                       -
  Convertible debentures payable                 1,500                   1,500                       -
                                             ---------            ------------              ----------
                                             $  33,266            $     31,353              $    1,913
                                             =========            ============              ==========

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

  The Company remains in default of the entire principal plus interest on its convertible subordinated debentures. The amounts due are as indicated in the following table:

                                                                               Sept. 30, 1996
                                                                    ----------------------------------
                                                                     Principal                 Unpaid
                                                                    Amount Due                Interest
                                                                    ----------                --------
                                                                              ($ in thousands)
  Convertible subordinated debentures due June 1, 1991              $    1,034                $    450
  Convertible subordinated debentures due May 1, 1992                    8,025                   3,642
                                                                    ----------                --------
                                                                    $    9,059                $  4,092
                                                                    ==========                ========

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

  (c)  No report on Form 8-K was filed during the quarter ended September
       30, 1996.

                    PGI INCORPORATED AND SUBSIDIARIES

                              SIGNATURES



 In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   PGI INCORPORATED
            ------------------------------
                     (Registrant)



Date:         November 13, 1996                 /s/Laurence A. Schiffer
      ---------------------------------         -------------------------------
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

15.  Inapplicable.

18.  Inapplicable.

19.  Inapplicable.

22.  Inapplicable.

23.  Inapplicable.

24.  Inapplicable.

27.  Financial Data Schedule..................................            20


                                                 PGI INCORPORATED AND SUBSIDIARIES

                                            FACTS FOR COMPUTATION OF NET LOSS PER SHARE
                                                                     Three Months Ended Sept. 30,   Nine Months Ended Sept. 30,
                                                                     ----------------------------   ---------------------------
                                                                            1996           1995            1996            1995
                                                                            ----           ----            ----            ----
1) Net loss for period                                                $ (680,000)    $ (683,000)    $(2,342,000)    $(1,912,000)
2) Average shares outstanding before assumed exercise of stock
   options and conversion of preferred stock and debentures            3,317,555      3,317,555       3,317,555       3,317,555
                                                                      ==========     ==========     ===========     ===========
3) Average shares outstanding from assumed exercise of stock options:
     Primary                                                                   -              -               -               -
                                                                      ==========     ==========     ===========     ===========
     Fully diluted                                                             -              -               -               -
                                                                      ==========     ==========     ===========     ===========
4) Average shares outstanding from assumed conversion of preferred
   stock                                                               3,760,000      3,760,000       3,760,000       3,760,000
                                                                      ==========     ==========     ===========     ===========
5) Average shares outstanding from assumed conversion of debentures    1,341,076      1,341,076       1,341,076       1,341,076
                                                                      ==========     ==========     ===========     ===========
6) Cumulative preferred dividends in arrears                          $  160,000     $  160,000     $   480,000     $   480,000
                                                                      ==========     ==========     ===========     ===========
7) Interest and amortization charged against income for debentures
   during period                                                      $  190,000     $  190,000     $   569,000     $   569,000
                                                                      ==========     ==========     ===========     ===========
ADJUSTMENT OF NET LOSS:
----------------------
  Primary
  -------
    Net loss for period (Line 1)                                      $ (680,000)    $ (683,000)    $(2,342,000)    $(1,912,000)
    Less cumulative preferred dividends in arrears (Line 6)             (160,000)      (160,000)       (480,000)       (480,000)
                                                                      ----------     ----------     -----------     -----------
8) Adjusted net loss for primary net loss per share                   $ (840,000)    $ (843,000)    $(2,822,000)    $(2,392,000)
                                                                      ==========     ==========     ===========     ===========
  Fully Diluted
  -------------
    Adjusted net loss for primary net loss per share (Line 8)         $ (840,000)    $ (843,000)    $(2,822,000)    $(2,392,000)
    Add cumulative preferred dividends in arrears on preferred stock
      assumed converted (Line 6)                                         160,000        160,000         480,000         480,000
    Add interest and amortization charged against income for
      debentures during period (Line 7)                                  190,000        190,000         569,000         569,000
    Tax effect on Line 7                                                       -<FA>          -<FA>           -<FA>           -<FA>
                                                                      ----------     ----------     -----------     -----------
9) Adjusted net loss for fully diluted net loss per share             $ (490,000)    $ (493,000)    $(1,773,000)    $(1,343,000)
                                                                      ==========     ==========     ===========     ===========
ADJUSTMENT OF AVERAGE SHARES OUTSTANDING
----------------------------------------
  Primary
  -------
    Average shares outstanding (Line 2)                                3,317,555      3,317,555       3,317,555       3,317,555
    Average shares outstanding (Line 3)                                        -              -               -               -
                                                                      ----------     ----------     -----------     -----------
10) Shares assumed outstanding for primary net loss per share          3,317,555      3,317,555       3,317,555       3,317,555
                                                                      ==========     ==========     ===========     ===========
  Fully Diluted
  -------------
    Average shares outstanding (Line 2)                                3,317,555      3,317,555       3,317,555       3,317,555
    Average shares outstanding from assumed exercise of stock
      options (Line 3)                                                         -              -               -               -
    Average shares outstanding from assumed conversion of preferred
      stock (Line 4)                                                   3,760,000      3,760,000       3,760,000       3,760,000
    Average shares outstanding from assumed conversion of debentures
      (Line 5)                                                         1,341,076      1,341,076       1,341,076       1,341,076
                                                                      ----------     ----------     -----------     -----------
11) Shares assumed outstanding for fully diluted net loss per share    8,418,631      8,418,631       8,418,631       8,418,631
                                                                      ==========     ==========     ===========     ===========
NET LOSS PER SHARE:
-------------------
Before Adjustment
-----------------
  (Line 1 divided by Line 2)                                              $ (.20)        $ (.21)         $ (.71)         $ (.58)
                                                                          ======         ======          ======          ======
Primary
-------
Net loss
  (Line 8 divided by Line 10)                                             $ (.25)        $ (.25)         $ (.85)         $ (.72)
                                                                          ======         ======          ======          ======
Fully Diluted<FB>
-------------
  Net loss<FB>                                                            $ (.25)        $ (.25)         $ (.85)         $ (.72)
                                                                          ======         ======          ======          ======

--------------------------
<FA> No tax calculation has been made because of full utilization of all available tax benefits for financial account purposes.
<FB> Fully diluted net loss per share is the same as primary net loss per share due to anti-dilutive effect of assumed exercise of stock options and conversion of preferred stock and debentures to common stock.