Form 10KSB
period 1996-12-31
PGI INC
filed 1997-04-15
CIK 81157

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                ---------------
                                  FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended           December 31, 1996
                                -----------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                        to
                                     ----------------------   -----------------

      Commission file number               1-6471
                             ------------------------------------


                                PGI INCORPORATED
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Florida                                           59-0867335
-------------------------------------------------------------------------------
(State or other jurisdiction of                       (IRS Employer Ident. No.)
 incorporation or organization)

 212 S. Central, Suite 100;        St. Louis, Missouri             63105
-------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's Telephone Number, including area code:        (314) 512-8650
                                                    ---------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each Exchange
        Title of Each Class                           on which Registered
-------------------------------------        ----------------------------------
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

                   X  Yes         No
                 -----       -----

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

      The aggregate market value of voting stock held by non-affiliates of the registrant can not be determined. See page 9 of Form 10-KSB.

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 25, 1997.

      Common Stock $.10 par value, 3,317,555 shares outstanding.

The Index to Exhibits is located on pages 52 to 56 of this report.


                                    Page 1 of 58 pages

                       PGI INCORPORATED AND SUBSIDIARIES
                               FORM 10-KSB - 1996
                       Contents and Cross Reference Index

Part  Item                                                         Form 10-KSB
No.   No.   Description                                               Page No.
---   ---   -----------                                               --------
  I   1     Business
               General                                                    3
               Recent Developments                                       3-7
               Description of Business                                    8
               Industry Segments                                          8
               Sales and Marketing                                        8
               Homesite Sales
                  Contracts Receivable and Cancellation Policy           8-10
               Land Inventory                                             10
               Competition                                                10
               Engineering and Development                                10
               Regulation and Environmental Matters                     11-12
               Executive Officers of the Registrant                       13
      2     Properties                                                    13
      3     Legal Proceedings                                             13
      4     Submission of Matters to a  Vote of Security Holders          13

 II   5     Market for Registrant's Common Equity and
               Related Stockholder Matters                                13
      6     Management's Discussion and Analysis or Plan
               of Operation                                             14-23
      7     Report of Independent Certified Public Accountants            24
            Financial Statements and Supplementary Data                 25-43
      8     Disagreements on Accounting and
            Financial Disclosure                                          43

III    9    Directors and Executive Officers of The  Registrant         43-44
      10    Executive Compensation                                        44
      11    Security Ownership of Certain Beneficial Owners
               and Management                                           44-46
      12    Certain Relationships and Related Transactions              46-49

 IV   13    Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                                      49-50
Signatures and Power of Attorney                                          51

Exhibit Index                                                           52-56

                                     PART I
                                     ------
Item 1.     Business
-------     --------

GENERAL

      As used in this Annual Report on Form 10-KSB, the "Company" refers, unless the context otherwise requires, to PGI Incorporated and its subsidiaries. The Company's offices are at 8120 South Suncoast Boulevard, Homosassa, Florida 34446 and its' executive offices are located at 212 S. Central, Suite 100; St. Louis, Missouri 63105, and its telephone number is
(314) 512-8650.

      The Company, founded in 1958, engages in the business of building and selling homes, developing and selling homesites and selling undeveloped or partially developed tracts of land. Substantially all of the real estate sold or presently offered for sale by the Company is situated within Sugarmill Woods in west central Florida.

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

      As of January 1, 1997 the Company employs a total of 6 persons of which 4 are on a full-time basis.

RECENT DEVELOPMENTS

      On January 31, 1997, Sugarmill Woods, Inc., a Florida corporation and a wholly-owned subsidiary of the Company, and Love-PGI Partners, L.P. ("L-PGI") (collectively as "Seller"), entered into an Option Agreement For Sale and Purchase ("Sale Agreement") with The Nature Conservancy, Inc., an unrelated nonprofit District of Columbia corporation ("Purchaser"), for the sale of and purchase of approximately 5,240 acres of certain undeveloped real estate located in Citrus County and Hernando County, Florida ("Property"). Approximately 4,890 acres of the Property is owned by the Company, and 350 acres is owned by L-PGI.

      Negotiations regarding the Sale Agreement began in January of 1996 after Purchaser first contacted the Company in March of 1994 about its desire to acquire the land. The Nature Conservancy is a 501(c)(3) corporation that is sponsoring a conservation project for Florida's Conservation and Recreation Land program, and often acts as an intermediary for States. The Company has been informed that the Nature Conservancy and the State of Florida are interested in obtaining the Property, which is mostly an upland sand dune area, in order to preserve the land and to protect the endangered wildlife on the land. In addition, the Florida Department of Forestry is contemplating incorporating the Property into the adjacent Withlacoochee State Forest. In late August 1992, the Florida Department of Transportation announced the route of the Suncoast Expressway. The Suncoast Express, Project I is intended to serve as an efficient, high capacity, high speed transportation facility connecting the Tampa area with destinations to the north. The route selected will intersect the Property. It is estimated that the Suncoast Expressway, which has been approved by the legislature of the State of Florida, will shorten the drive from Tampa Airport to the Property from 80 miles and more than 90 minutes to 44 miles and 45 minutes.

      The Company suspended the construction of homes and sale of homes and homesites in 1994. Starting in January 1996, the Company began concentrating on disposing in bulk of its undeveloped, platted, residential real estate in order to decrease its debt obligations. The Company envisioned selling off such property and retaining its undeveloped commercial real estate for future development or bulk sales depending on the profitability. The Company has not been successful in selling off its undeveloped residential real estate and is constantly seeking new opportunities to sell this property and to decrease its debt and stay in operation.

      If the proposed sale of the Property occurs, the Company's remaining assets will consist primarily of approximately 600 acres of undeveloped property. The Company intends to decide after the sale whether it will pursue the development and sale of the property in accordance with its traditional core business plans or whether it will attempt to sell such property in bulk. That decision will depend, in part, on whether the Company believes it can generate more revenue by developing and selling individual properties or by selling in bulk.

      The Sale Agreement was executed by the Company but is contingent upon Shareholder approval. Moreover, the Purchaser may choose not to exercise its option under the Sale Agreement. Purchaser paid an option payment of $100, and upon exercising the option, the purchase price for the Property is expected to be approximately $14,759,335 payable in cash by Purchaser subject to the adjustments below. Purchaser may assign the Sale Agreement to the State of Florida and if assigned then such purchase price may be paid by state warrant. Of the total purchase price, approximately $1,220,000 is expected to be allocated to the approximate 350 acres of the Property being sold by L-PGI, with the remaining $13,539,335 being allocated to the approximate 4,890 acres being sold by the Company. Based upon the above purchase price, the net proceeds to the Company would be approximately $13,089,335, after payment of approximately $450,000 of expenses related to the sale.

      The amount of the purchase price was based on a price of $2,816.43 per acre. The purchase price is subject to adjustments for the following: the maximum value per acre permitted to be paid under Florida statutes, the actual number of acres calculated after a survey, defects in title or marketability of the Property, and any charges for cleaning up hazardous materials. However, if any such adjustment exceeds $100,000, Seller shall have the right to terminate the Sale Agreement. Notwithstanding the final valuation of the Property by the State of Florida, the purchase price shall not exceed $14,759,335.

      The Company shall pay for and furnish a current boundary survey of the Property and a marketable title insurance commitment and related insurance policy to Purchaser.

      The Company shall also pay for and furnish to Purchaser a Phase 1 environmental assessment of the Property and if such assessment recommends a Phase 2 environmental assessment, then the Company shall pay for and furnish such a Phase 2 environmental assessment. If such assessments confirm the presence of hazardous waste on the Property, then the Company may be liable for cleanup and monitoring the hazardous waste pursuant to the terms of the Sale Agreement.

      All real estate taxes and assessments shall be prorated between the Seller and Purchaser to the date of closing unless the Sale Agreement is assigned to the State of Florida and then such taxes and assessments shall be paid by Seller at closing.

      The option shall expire May 28, 1997 if the Sale Agreement is not assigned to the State of Florida or not approved by the State of Florida before such date unless such date is extended. If the purchase is approved by the State of Florida, the option shall expire 120 days after the State of Florida's approval of the Sale Agreement unless extended.

      Closing shall take place 15 days after the Purchaser exercises the option unless defects in the marketability of title exist or other necessary actions have not been taken by Seller.

      Under Florida law and the regulations of the Department of Business and Professional Regulation, Division of Land Sales, Condominiums and Mobile Homes ("Division"), the Company is required to report the proposed sale to the Division for its review and approval. The Company provided the Division with information and supporting documentation in April 1997, but there can be no assurance that the approval of the Division will be obtained or obtained in a timely manner.

      The Company believes the purchase price is equitable because the Property has been marketed locally and nationally for several years without bona fide offers. The Company believes the appraisals, as discussed below, indicate this is a fair price. There are two new appraisals to which at this time only The Nature Conservancy and the State of Florida are privy. The Company has been assured, however, that the purchase price represents no less than 90% of appraised value. The Company believes this is the best price it will be offered for the Property, because there are thousands of individual lots and many developments of bulk sale lots in the same general vicinity that are available at reasonable prices. They are included in both golf and non-golf communities. The cost to acquire, and upgrade the Property would probably be much greater than purchasing existing improved property. The past programs of the Company and other similar companies of selling lots off premises has virtually ceased. Therefore, owners of large tracts must find other uses. The sale to the Nature Conservancy is such a use. Any interested buyer of this Property will most likely encounter the same problems that the Company did with regard to development, platting, and reselling the Property, including such things as environmental and conservation laws, and the highly competitive nature of real estate sales in Florida. Additionally, it would be difficult to find someone to purchase the Property in bulk and the acquirer may have a difficult time obtaining financing given the problems past creditors of the Company had with respect to the financing of the Property.

      In addition to the State of Florida appraisals, in September 1995, PGIP L.L.C. ("PGIP") contracted for an appraisal to update a prior appraisal conducted seven years ago on the bulk acreage owned by the Company and of which the Property is a part. Such updated appraisal reflected a value of approximately $4,855 per acre. In 1992, a predecessor of First Union National Bank of Florida, the Company's former primary bank lender, obtained an appraisal reflecting a value of approximately $2,930 per acre, and PGIP obtained another appraisal in September 1995, which reflected a value of approximately $2,500 per acre. Although the Company has in prior years received other appraisals which in some instances reflected a higher value than the value used to determine the purchase price, the Company believes that the more recent appraisals particularly those obtained by the State of Florida reflect a more accurate valuation of the Property. See "Item 12. Certain Relationships and Related Transactions."

      The net proceeds of the sale under the Sale Agreement will be first applied to retire all or most of the first mortgage indebtedness held by PGIP on the property proposed to be sold. See "Item 12. Certain Relationships and Related Transactions." As of March 31, 1997, the principal balance of such indebtedness was $7,323,000 and the accrued interest with respect thereto was $2,705,000. Approximately $685,000 will be used to pay real estate taxes (including interest and penalties) on the Property. Approximately $2,080,000 of the remaining net proceeds will be used to reduce the indebtedness under the Company's 1989 Convertible Secured Debentures and to obtain a release of the mortgage on a portion of the Property securing those debentures. Approximately $700,000 will be used to establish an escrow to substitute for a mortgage in favor of the Division of Florida Land Sales which encumbers part of the Property in order to assure completion of certain roads on property developed by the Company. The establishment of the escrow will be required in order to procure release of the aforementioned mortgage in order, in turn, to convey good title to the Property to the Purchaser. See "Item 12. Certain Relationships and Related Transactions." Any remaining proceeds will be for general corporate purposes, which may include retirement of additional indebtedness, working capital needs, and operating obligations of the Company.

      The payment in full of accrued interest on the principal balance of the first mortgage indebtedness held by PGIP would result in an inability of the Company to make all of the other payments described above in the amount of approximately $825,000. As a result, the Company has requested that PGIP consider leaving in place part of the mortgage indebtedness secured by a first mortgage lien on the approximately 600 acres of real estate which will continue to be owned by the Company. This would enable the Company to make all of the payments described above in full and, depending on the amount of the debt PGIP agrees to leave in place, to provide additional funds with which the Company can meet operating expenses and other obligations of the Company. PGIP has indicated to the Company that it will entertain such request and that when, as and if approved by the members, it will leave the debt in place, and thereby make additional funds available to the Company, in such amounts as may be approved by its members and subject to such other terms and conditions as shall be determined by PGIP.

      The following table sets forth the unaudited pro forma balance sheet and statement of earnings of the Company giving effect to the consummation of the proposed sale of the Property as if the closing was December 31, 1996 and the proceeds are used as described herein.

                                                                               Pro Forma Balance Sheet
                                                              ---------------------------------------------------------
                                                              At December 31,            Pro Forma
                                                                    1996                Adjustments         As Adjusted
                                                              ---------------           -----------         -----------

Assets
   Cash and cash equivalents, including
     restricted cash of $1,140,000 and
     a pro forma balance of $1,440,000                         $  1,152,000            $  1,430,000 <Fa>    $  2,582,000
   Receivables on real estate sales - net                           318,000                      -               318,000
   Other receivables                                                 26,000                      -                26,000
   Land and improvement inventories                               9,016,000              (7,748,000)<Fc>       1,268,000
   Property and equipment - net                                      46,000                      -                46,000
   Other assets                                                     759,000                      -               759,000
                                                               ------------            ------------         ------------

                                                               $ 11,317,000            $ (6,318,000)        $  4,999,000
                                                               ============            ============         ============


Liabilities
   Accounts payable                                            $     78,000            $         -          $     78,000
   Other liabilities                                              1,428,000                (636,000)<Fa>         792,000
   Accrued income taxes                                                  -                  107,000 <Fb>         107,000
   Accrued interest:
       Primary lender                                             2,461,000              (2,461,000)<Fa>              -
       Debentures                                                 6,880,000              (1,325,000)<Fa>       5,555,000
       Other                                                      1,449,000                      -             1,449,000
   Credit agreements:
       Primary lender                                             7,307,000              (6,482,000)<Fa>         825,000 <Ff>
       Notes and mortgages payable                                3,667,000                      -             3,667,000
   Convertible debentures payable                                 9,059,000                      -             9,059,000
   Convertible debentures payable                                 1,500,000                (755,000)<Fa>         745,000
                                                               ------------            ------------         ------------
                                                                 33,829,000            $(11,552,000)        $ 22,277,000
                                                               ============            ============         ============


Stockholders' Deficiency
   Preferred stock, par value $1.00 per
     share; authorized 5,000,000 shares;
     2,000,000 Class A cumulative convertible
     shares issued and outstanding; (liquidation
     preference of $4.00 per share or
     $8,000,000)                                                  2,000,000                                    2,000,000
   Common stock, par value $.10 per share;
     authorized 25,000,000 shares; 3,317,555
     shares issued and outstanding                                  332,000                                      332,000
   Paid-in capital                                               13,698,000                                   13,698,000
   Accumulated deficit                                          (38,542,000)              5,234,000 <Fd>     (33,308,000)
                                                                                                    <Fb>
                                                               ------------            ------------         ------------
                                                                (22,512,000)              5,234,000          (17,278,000)
                                                               ------------            ------------         ------------
                                                               $ 11,317,000            $ (6,818,000)        $  4,999,000
                                                               ============            ============         ============


RECENT DEVELOPMENTS (continued)

                                                                           Pro Forma Statement of Earnings
                                                              ---------------------------------------------------------
                                                              At December 31,            Pro Forma
                                                                    1996                Adjustments         As Adjusted
                                                              ---------------           -----------         -----------

Revenue
   Real estate sales                                           $         -             $         -          $         -
   Interest income                                                   87,000                      -                87,000
   Other income                                                     396,000               5,341,000 <Fd>       5,737,000
                                                               ------------            ------------         ------------
                                                                    483,000               5,341,000            5,824,000


Cost and Expenses
   Cost of real estate sales                                             -                       -                    -
   Selling expenses                                                  11,000                      -                11,000
   General and administrative                                       843,000                      -               843,000
   Interest                                                       2,512,000                      -             2,512,000
   Other                                                             12,000                      -                12,000
                                                               ------------            ------------         ------------
                                                                  3,378,000                      -             3,378,000
                                                               ------------            ------------         ------------
(Loss) Earnings before Income Taxes                              (2,895,000)                     -             2,446,000

Income Taxes                                                             -                  107,000 <Fb>         107,000
                                                               ------------            ------------         ------------

Net (Loss) Earnings                                            $ (2,895,000)           $  5,234,000         $  2,339,000
                                                               ============            ============         ============

(Loss) Income per Share Common Stock
   Equivalents after Preferred Stock
   Dividends of 640,000 for 1996
     Primary net loss per share                                      $(1.07)
                                                                     ======

Unaudited Pro Forma Net Income per
   Common Stock Equivalents Considering
   Preferred Stock Dividends of 640,000
   for 1996

Unaudited Pro Forma Earnings per Share                                                                              $.45
                                                                                                                    ====


NOTES TO PRO FORMA STATEMENTS:

<Fa>  To give effect of closing the proposed sale of 4,890 acres of unimproved land as of December 31, 1996 net of $450,000 of estimated closing expenses, less estimated use of such proceeds as follows on December 31, 1996:

        Payment to reduce primary lender note payable                $6,482,000
        Payment to holder of mortgage securing 1989 debentures
          for release thereof applied to accrued interest            $1,325,000
        Payment to reduce accrued interest due to primary lender $2,461,000 Payment to holder of mortgage securing 1989 debentures
          for release thereof applied to principal                   $  755,000
        Payment to satisfy real estate tax assessments including
          interest and penalties                                     $  636,000

<Fb>  To give effect of estimate tax liability arising from the alternative minimum tax due to limitations on utilization of operating loss carry forward net of valuation allowance of $107,000.

<Fc>  To give effect of the reduction of the cost of unimproved land as if the sale had taken place on December 31, 1996.

<Fd>  To give effect of the net gain on sale of 4,890 acres of unimproved land.

<Fe>  To give effect of a $700,000 escrow to substitute for mortgage to assure completion of certain roads on property developed by the Company and release of $400,000 restricted cash leaving a pro forma balance of $1,440,000 in restricted cash at December 31, 1996.

<Ff>  Assumes that members of PGIP will approve a continued $825,000 first mortgage on the remaining 600 acres of real estate remaining in Company control.

      The Company believes that the sale price is fair and represents the best prospects for the Company to realize proceeds in a prompt bulk sale at a fair level of value. The Company has tried for many years to sell property in bulk or in large tracts to commercial and residential developers without success. In addition, its program of retail lot sales had become increasingly non-viable up until the time it was terminated. Even if the Company determines that retail lot sales have again become economically viable, and it is not the view of the Company that such is the case, the Company lacks the capital and financial resources to resume a program of retail lot sales. A condition of the continued forbearance by PGIP as the holder of the first mortgage indebtedness, which is in default, is that the Company proceed with a satisfactory program of land sales. The Company believes that, not only does it not have any other reasonable prospects to satisfy that requirement, but, the existing Sale Agreement does not represent a distress sale in price and terms but, rather, represents a fair result for the Company. In addition, the Company believes that the sale pursuant to the Sale Agreement represents the Company's best prospect to meet its financial obligations, in addition to the first mortgage indebtedness, and to realize a fair market value from the remaining acreage retained by the Company. The Company believes that, because of its proximity to the proposed Suncoast Expressway from Tampa and the proposed interchange between the Suncoast Highway and Highway 98, the value of the retained acreage will be enhanced as the highway improvements near completion.

DESCRIPTION OF BUSINESS

Overview of Company Communities
-------------------------------

      Sugarmill Woods is located (in Citrus County, Florida) five miles south of Homosassa Springs and 60 miles north of Tampa. The Sugarmill Woods area consists of rolling hills covered by cypress, oak and pine trees. Sugarmill Woods lies within the "Nature Coast" area which offers both fresh and salt water fishing and hunting in a state forest. There are public beaches, picnic areas and fishing and camping facilities in the immediate vicinity. Several rivers in the area provide access to the Gulf of Mexico. Sugarmill Woods is located on U.S. 19; U.S. 98 runs diagonally through its southern portion. Single family homesites in Sugarmill Woods generally range in size from 10,000 to 24,000 square feet.

      Sugarmill Woods commenced sales operations in 1974. The subdivision is platted into homesites, and as of December 31, 1996 the Company retained ownership of approximately 4,900 acres of undeveloped land and 600 acres of undeveloped commercial property.

      During the fiscal year ended December 31, 1996, the Company's business focus and emphasis changed substantially as it concentrated its sales and marketing efforts almost exclusively on the disposition in bulk of its undeveloped, platted, residential real estate. This change was prompted by its continuing financial difficulties due to the principal and interest owed on its debt and managements' conclusion that a bulk sale was the best way to reduce the Company's debt service obligations. If the Company is successful in its sale of this undeveloped land, its remaining inventory will consist of undeveloped commercial property. There can be no assurance that the Company will be successful in its efforts to effect a bulk sale. Assuming a bulk sale occurs, the Company intends to decide at that point whether it will pursue the development and sale of the commercial property in accordance with its traditional core business plans or whether it will attempt to sell such property in bulk. That decision will depend, in part, on whether the Company believes it can generate more revenue by developing and selling individual commercial properties or by selling in bulk.

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

HOMESITE SALES CONTRACTS RECEIVABLE AND CANCELLATION POLICY

      Historically, substantially all of the Company's homesite sales were made pursuant to agreement for deed installment sales contracts whereby the Company retained title to the homesite until the contract was paid in full. However, during mid-1990's the Company, in anticipation of requirements from the regulatory agencies, changed to selling under a deed, note and mortgage. The deed, note and mortgage program conveys title to the purchaser within 60 days from the sale date, which the Company considers to be positive from a marketing viewpoint. However, should the purchaser default on the mortgage terms it will be necessary for the Company to go through statutorily required foreclosure proceedings at a considerably greater expense than incurred in cancellation of an agreement for deed. Since the Company cannot reasonably estimate the increase in such foreclosure costs, no provision is made related to these sales. The Company does not conduct a credit investigation of its purchasers because homesite purchasers have no personal liability and the Company is not entitled to a personal or deficiency judgment against the purchaser.

      While engaged in installment sales, the Company offered lots for sale to residents of the United States for a 10% down-payment, 10% interest, principal and interest payable over 10 years. Sales to residents of foreign countries require a 20% down payment, 8.5% interest payable over 10 years.

      For sales prior to 1990, the Company provided for losses on future cancellations of contracts receivable on homesite sales by charges to income sufficient, in the opinion of management, to maintain an adequate allowance for such losses. The charge was based on historical collection experience and analysis of delinquencies. Contract receivable balances related to canceled contracts are charged to the allowance for cancellations. Contractually, for sales prior to implementation of the deed, note and mortgage, the Company may cancel a contract after the following delinquency periods:

      Percent of Contract                  Delinquency
      Price Collected                        Period
      ---------------                      -----------
      Less than 25%                            90 days
      25% but less than 50%                   120 days
      50% and over                            150 days

      Effective January 1, 1990, the Company adopted the installment method of profit recognition for all homesite sales. The installment method defers a portion of the gross profit at point of sale and recognizes the deferred profit as principal payments on contracts are received (see Item 6 and Note 3 to the consolidated financial statements under Item 7).

      The mortgage deed currently being utilized has a 30 day grace period with notice provision for delinquent payments. Upon expiration of the 30 days the unpaid balance of the mortgage may be accelerated by the Company. Monies paid by the purchaser may be retained by the Company as liquidated damages.

      The Company generally considers a contract delinquent if the scheduled installment payment is over 30 days past due. Although the Company has no formal policy for granting payment extensions, extensions have been granted in certain instances. The following table sets forth delinquency information with respect to homesite contracts receivable as of December 31, 1996:

                                     December 31, 1996               Percent of
                                     -----------------               ----------
                                      ($ in thousands)          Total Contracts
                                      ----------------          ---------------
Current                               $            272                    25.3%
                                      ----------------               ---------
31 days to 60 days delinquent                       42                     3.9
61 days to 90 days delinquent                       18                     1.6
Over 90 days                                       744                    69.2
                                      ----------------               ---------
   Total delinquency                               804                    74.7
                                      ----------------               ---------
   Total contracts                    $          1,076                   100.0%
                                      ================               =========

      With the July 1992 Secured Lender Transaction (see Item 6 and Note 2 to the consolidated financial statements under Item 7), the Company has sold all of its contracts receivable. The Secured Lender Transaction was without recourse. However, in prior years the Company sold or exchanged receivables on real estate sales. The receivables were sold or exchanged with recourse to the Company if a receivable becomes more than 90 to 120 days delinquent (see Note 17 to the consolidated financial statements under Item 7).

LAND INVENTORY

      The Company believes its land inventory is adequate to support its development activities and is offering for sale all or a portion of its approximately 5,500 acres of its unimproved Citrus County land inventory. See "Recent Developments".

COMPETITION

      The Company's business is highly competitive.  It is selling bulk land
and brokering lot and home sales.   The Company competes primarily on the
basis of location and quality of its homesites and homes, and the quality of related amenities. A large supply of homesites and other subdivided land in Florida and other states is being offered for sale. There are several land development companies, some of which have greater sales and financial resources than the Company, operating in the same counties as the Company. In the sale of homes, the Company competes with many local builders and contractors and with several major building companies, some of which have greater sales and financial resources than the Company.

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

      Additionally, the Company has been required to post cash bonds and at December 31, 1996 approximately $744,000 was held in escrow to collateralize bonds executed by the Company in favor of various Florida counties, the State of Florida and certain other states. The cash bonds are required in connection with obtaining approvals to sell homesites and maintaining water quality in certain waterways constructed by the Company.

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

      With the completion of the Sugarmill Woods Oak Village development work, the Company has fulfilled its contractual development obligations to its customers. The Company, however, still owns approximately 4,900 acres of platted, undeveloped property for which it may have to apply for permits in the future should its efforts to sell all or a portion of this property in bulk not be successful. If such permits are sought and are denied, the Company might not be able to develop the property as planned which could impact the property's value. However, permitting problems which would materially adversely affect the Company are not anticipated.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding executive officers of the Company is contained in
Item 9 of Part III of this Annual Report on Form 10-KSB (General Instruction G).


Item 2.     Properties
-------     ----------

      The Company's primary investments in properties relates to its Sugarmill Woods project. The Company generally has fee simple title to these properties, but substantially all of the Company's properties are encumbered by mortgages under either its primary lender agreement or other financing arrangements (see Item 6 and Note 10 to the consolidated financial statements under Item 7).

Item 3.     Legal Proceedings
-------     -----------------

      The Company is a party to a number of lawsuits incidental to the normal operation of its business. Based upon information presently available, the Company does not believe that the resolution of any of the suits individually, or collectively, will have a material adverse effect on its financial position (see Note 16 of Item 7).


Item 4.     Submission of Matters to a Vote of Security Holders
-------     ---------------------------------------------------

      A shareholders meeting was not held during the year 1996.

                                    PART II
                                    -------

Item 5.     Market for Registrant's Common Equity and Related Stockholder
-------     -------------------------------------------------------------
            Matters
            -------

      The Company's Common Stock was traded on the American Stock Exchange, Inc. ("AMEX") (trading symbol--PGA) until January 4, 1991 at which time the Company consented to the removal of its Common Stock and 6% Convertible Subordinated Debentures from the AMEX. Subsequent to the AMEX de-listing the Company attempted to establish relations with a brokerage firm who would serve as a market maker for the Common Stock. Based on information received from The National Quotation Bureau, Inc., there have been no reported transactions in the Company's Common Stock since January 29, 1991. During the period January 1, 1991 through January 29, 1991 the high and low bid price for the Common Stock was $.03 and the high and low offer price was $.10. No dividends have ever been paid on the Common Stock, and payment of dividends is restricted under the terms of the two indentures pursuant to which the Company's outstanding debentures are issued. As of December 31, 1996 there were 676 holders of record of the Company's Common Stock and 453 debenture holders.

Item 6.     Management's Discussion and Analysis or Plan of Operation
-------     ---------------------------------------------------------

PRELIMINARY NOTE

      The description of the Company's business in the Annual Report on Form 10-KSB focuses on its traditional core business of selling individual homes and homesites and the construction of residences. Readers should understand as they read the report, however, that the Company is not presently pursuing its core business until its debt obligations have been substantially eliminated. The reason the Company is no longer pursuing its core business is set forth below.

      During the fiscal year ended December 31, 1996, the Company's business focus and emphasis changed substantially as it concentrated its sales and marketing efforts almost exclusively on the disposition in bulk of its undeveloped, platted, residential real estate. This change was prompted by its continuing financial difficulties due to the principal and interest owed on its debt and managements' conclusion that a bulk sale was the best way to reduce the Company's debt service obligations. If the Company is successful in its sale of this undeveloped land, its remaining inventory will consist of undeveloped commercial property. There can be no assurance that the Company will be successful in its efforts to effect a bulk sale. Assuming a bulk sale occurs, the Company intends to decide at that point whether it will pursue the development and sale of the commercial property in accordance with its traditional core business plans or whether it will attempt to sell such property in bulk. That decision will depend, in part, on whether the Company believes it can generate more revenue by developing and selling individual commercial properties or by selling in bulk.

RESULTS OF OPERATIONS

      Revenues for the year ended December 31, 1996 decreased by $478,000 to $483,000 compared to revenues of $961,000 for the year ended December 31, 1995. A net loss of $2.9 million ($1.07 per share) was incurred for 1996 compared to a net loss of $2.4 million ($.93 per share) for 1995. Included in the 1996 and 1995 earnings per share computation is $640,000 ($.19 per share of Common Stock) of annual cumulative preferred stock dividends in arrears.

Real Estate Activities
----------------------

      Sales revenues by major components for real estate operations (excluding improvement revenues related to prior sales) for the years 1996 and 1995 were:

                                            1996      1995
                                            ----      ----
                                           ($ in thousands)
      Homesite sales-gross                  $  -      $ 44
      Acreage sales                            -        80
                                            ----      ----
                                            $  -      $124
                                            ====      ====

      Cost by major component for real estate operations (excluding improve costs related to prior sales) for the years 1996 and 1995 were:

                                            1996      1995
                                            ----      ----
                                           ($ in thousands)
      Homesite sales-gross                  $  -      $ 56
      Acreage sales                            -         6
                                            ----      ----
                                            $  -      $ 62
                                            ====      ====

      Gross profit margins by major components for real estate operations for the years 1996 and 1995 were:

                                1996          %        1995         %
                                ----          -        ----         -
                                            ($ in thousands)
      Homesite sales-gross      $  -         - %       $(12)     (27.3)%
      Acreage sales                -         - %         74       92.5 %
                                ----        ---        ----      -----
                                $  -         - %        $62       50.0 %

Home Sales
----------

      There were no home sales in 1996 and 1995.

      The Company believes the current economic conditions and increased competition will continue to negatively impact housing sales and that the Company will not experience a substantial improvement in either home sales volume or gross profit margins. In response to this outlook, the Board of Directors approved to temporarily suspend the new home construction operation in Sugarmill Woods.

Homesite Sales
--------------

      With the closing of the April 1994 Secured Lender Transaction, the Company's homesite sales efforts came to an end during the middle part of 1994. After the sale of the Southern Woods development the Company was left with only a few undeveloped homesites.

      Also, effective January 1, 1990, the Company implemented the installment method of homesite sales reporting in accordance with Statement of Financial Accounting Standard No. 66 "Accounting for Sales of Real Estate" (see Item 1 and Note 3 to the consolidated financial statements under Item 7.). This method is being utilized for all installment sales regardless of the down-payment percentage. With the Secured Lender Transaction non-recourse sale of receivables, all previously deferred profits were recognized during 1992.

Acreage Sales
-------------

      No significant bulk sales were generated in 1996 and 1995.

      The Company intends to continue its efforts to sell a portion or all of its remaining 4,900 acres of undeveloped platted property and 600 acres of undeveloped commercial property.

Other Activities
----------------

      The Company's cash accounts are substantially smaller given the decrease in operations. Interest income in 1996 decreased by $80,000 compared to a 1995 decrease of $104,000 from 1994.

Costs and Expenses
------------------

      The relationship of selling expenses and real estate sales was as follows:

                                      1996        1995
                                      ----        ----
                                      ($ in thousands)
      Selling expenses                $ 11       $  39
      Selling expenses as a
        percentage of gross
        sales revenues for real
        estate operations                -%       31.5%

      Selling expenses decreased by $28,000 (71.79%) during 1996 compared to 1995 and in 1995 they decreased by $139,000 (78.18%) compared to 1994. The decreases are a result of the reduction in selling activity.

      The relationship of general and administrative expenses and real estate sales was as follows:

                                                  1996              1995
                                                  ----              ----
                                                      ($ in thousands)
      General and administrative
        expenses                                 $ 843             $  541
      General and administrative
        expenses as a percentage
        of gross sales revenues for
        real estate operations                       -%             436.3%

      General and administrative expenses increased by $302,000 in 1996 compared to 1995 as a result of an increase in real estate taxes due to an adverse decision from the State of Florida on an agricultural exemption status on Citrus County unimproved land.

      In an effort to conserve cash and reduce overhead, the Company consolidated its administrative office functions in St. Louis, Missouri in June, 1994. The Company has contracted out the services to Love Real Estate Company ("LREC"), an affiliate of Love-PGI Partners, the Company's Preferred Shareholder (see note 18), to handle the day-to-day accounting for a fee. As a result general and administrative expenses decreased by $539,000 (50.6%) in 1995 compared to 1994. The decrease reflects lower costs associated with fewer personnel required to operate the downsized Company.

      Interest expense for the two years ended December 31, 1996 was:

                                                 1996               1995
                                                 ----               ----
                                                     ($ in thousands)
      Interest expense                         $ 2,512             $2,380

      Interest expense in 1996 increased by $132,000 (5.55%) compared to 1995 and increased by $261,000 (12.3%) in 1995 compared to 1994 due to the Secured Lender Transaction.

      Other expenses decreased by $369,000 (46.85%) in 1996 compared to 1995 due to changes in valuation allowances as discussed in Note 3 and decreased by $160,000 (29.6%) in 1995 compared to 1994 due to real estate valuation adjustments as discussed in Note 16.

FINANCIAL CONDITION

      Assets totaled $11.3 million at December 31, 1996 compared to $11.7 million at December 31, 1995 reflecting the following changes:

                                                               Increase
                                     1996           1995      (Decrease)
                                     ----           ----      ----------
                                            ($ in thousands)
      Cash                         $ 1,152        $ 1,165      $  (13)
      Receivables                      344            693        (349)
      Land and improvement
        inventories                  9,016          9,031         (15)
      Net property and equipment        46             81         (35)
      Other assets                     759            766          (7)
                                   -------        -------      ------
                                   $11,317        $11,736      $ (419)
                                   =======        =======      ======

      The $344,000 in receivables on real estate sales at December 31, 1996 included a 1988 receivable sale with recourse to Finova Financial Services ("Finova") treated as a financing transaction for accounting purposes. As a result of the Secured Lender Transaction, the Company does not have receivables available for replacement and is therefore unable to meet its recourse obligations. However, the Company has requested that Finova permit the Company to satisfy its replacement obligation by canceling or foreclosing the delinquent accounts and reselling the property for the lender. Finova has not yet responded to this request, and the Company has no assurance that it will receive a favorable response. The $349,000 decrease in receivables reflects the continuing paydown of the Finova portfolio.

      A comparison of the contracts receivable delinquency status at December 31, 1996 and 1995 follows:

                                  December 31,            December 31,
                                     1996          %         1995          %
                                     ----          -         ----          -
                                                ($ in thousands)
Current                            $   272        25.3%    $   741        46.3%
                                   -------       -----     -------       -----
31 days to 60 days delinquent           42         3.9          91         5.7
61 days to 90 days delinquent           18         1.6          38         2.4
Over 90 days                           744        69.2         729        45.6
                                   -------       -----     -------       -----
      Total delinquency                804        74.7         858        53.7
                                   -------       -----     -------       -----
      Total contracts              $ 1,076       100.0%    $ 1,599       100.0%
                                   =======       =====     =======       =====

      The Company has experienced a deterioration in the quality of the contracts receivable portfolio over the past several years. The Company believes the deterioration is the result of the decline in the economy, the adverse publicity regarding community developers as a result of the GDC bankruptcy, as well as the difficulty of implementing foreign contract collection activities.

      Other assets at December 31, 1996 decreased by $7,000 compared to year end 1995 primarily as a result of the normal amortization of prepaid financing costs and lower prepaid expenses related to receivable exchanges.

      Liabilities were $33.8 million at December 31, 1996 compared to $31.4 million at December 31, 1995, reflecting the following changes:

                                                                       Increase
                                                1996        1995      (Decrease)
                                                ----        ----      ----------
                                                       ($ in thousands)
Accounts payable                              $     78    $     91     $   (13)
Other liabilities                                1,428       1,143         285
Accrued interest                                10,790       8,471       2,319
Credit agreements - primary lender               7,307       7,287          20
Notes and mortgages payable                      3,667       3,802        (135)
Convertible subordinated debentures payable      9,059       9,059           -
Convertible debentures payable                   1,500       1,500           -
                                              --------    --------     -------
                                              $ 33,829    $ 31,353     $ 2,476
                                              ========    ========     =======

      The $2.3 million increase in accrued interest at December 31, 1996 compared to year end 1995 reflects changes in the following:

                                                          Increase
                                     1996        1995    (Decrease)
                                     ----        ----    ----------
                                           ($ in thousands)
Primary lender                     $ 2,461     $ 1,541     $   920
Debentures                           6,880       5,628       1,252
Other                                1,449       1,302         147
                                   -------     -------     -------
                                   $10,790     $ 8,471     $ 2,319
                                   =======     =======     =======

      The increase is primarily due to the nonpayment of interest on the company's debentures (see Note 11 to the consolidated financial statements under Item 7).

      The $135,000 reduction in notes and mortgages payable primarily represents normal principal reductions required to amortize the Finova mortgage.

      The Company's capital deficiency increased to $22.5 million at December 31, 1996 from a $19.6 million capital deficiency at December 31, 1995, reflecting the 1996 operating loss.

      To fund operations during the two years ended December 31, 1996, the Company relied upon a combination of borrowings, sales of land and improvement inventories and contracts receivables.

      On March 28, 1996, the Company's primary lender, First Union National Bank of Florida, a national banking association ("First Union") assigned to PGIP, LLC., a Missouri limited liability company ("PGIP") all of First Union's right, title and interest in and to the documents (the "Loan Documents") evidencing and securing its primary credit agreements with the Company and the Company's subsidiaries, Sugarmill Woods, Inc., Burnt Store Marina, Inc. and Gulf Coast Credit Corporation (collectively, the "Borrowers"), which credit agreements are in default and the maturity of the indebtedness secured thereby has been accelerated.

      As of December 31, 1996, the Company was in default of its primary credit agreements with PGIP, LLC. As of December 31, 1996, the Company was unsuccessful in consummating a large land sale to meet its obligations and to make any payments of either principal or interest. On January 31, 1997, the Company sold an option for the purchase of approximately 4,900 acres of its Sugarmill Woods property. The proceeds of this sale are expected to aggregate $13,770,000 if the option is exercised. See Note 19 to the Consolidated Financial Statements.

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

      PGIP is owned and managed by Love Savings Holding Company ("LSHC"), Andrew S. Love, Jr. and Laurence A. Schiffer. Messrs. Love and Schiffer are directors and executive officers of LSHC and own slightly more than half of all the issued and outstanding voting stock of LSHC. Messrs. Love and Schiffer serve as executive officers and directors of the Company and the other Borrowers and the Guarantors.

      Company management has determined that the Company's primary activity must concentrate on one goal - the sale of sufficient additional acreage as soon as possible to again substantially reduce the primary lender debt.

      PGIP purchased the Loan Documents for a total purchase price of approximately $5,548,000 (the "Purchase Price"), including amounts paid by PGIP to First Union prior to the Closing Date, or approximately 61.1% of the approximately $9,007,000 owed First Union by the Company under the Loan Documents. PGIP borrowed $3,249,521 of the Purchase Price from First Union (the "Notes"). The Notes bear interest at the prime rate as published in the Wall Street Journal plus 1% and mature on June 1, 1997. Interest on the Notes is payable monthly. As security for payment of its obligations under the Notes, PGIP assigned to First Union all of PGIP's right, title and interest in and to the Loan Documents.

      The assignment of the Loan Documents to PGIP was pursuant to the terms and conditions of that certain Note and Loan Documents Purchase Agreement dated as of October 12, 1995, by and between First Union, PGIP and the Borrowers, as amended by letter agreements dated November 10, 1995, December 15, 1995, January 17, 1996 and February 16, 1996 and
as further amended by that certain Modification of Note and Loan Documents Purchase Agreement dated as of the Closing Date.

      On October 12, 1995, the Company, the other "Borrowers" and the "Guarantors" (as those terms are defined below) entered into a Forbearance Agreement (the "Forbearance Agreement") with the Company's primary lender, First Union National Bank of Florida, a national banking association (the "Lender" or "First Union"), pursuant to which Lender agreed to forbear initially through November 15, 1995, but ultimately extended through March 28, 1996, subject to the terms and conditions of the Forbearance Agreement, from exercising any of its rights and remedies under its primary credit agreements with Borrowers (the "Loans"), which Loans are currently in default. The "Borrowers" consist of the Company and it subsidiaries, Sugarmill Woods, Inc., Burnt Store Marina, Inc. and Gulf Coast Credit Corporation. The "Guarantors" consist of the following subsidiaries of the
Company: Southern Woods, Incorporated, Punta Gorda Isles Sales, Inc., Deep Creek Utilities, Inc., Burnt Store Utilities, Inc. and Sugarmill Woods Sales, Inc.

      On October 12, 1995, the Company also executed a Note and Loan Document Purchase Agreement (the "Note Purchase Agreement") by and between Lender, PGIP LLC., a Missouri limited liability company (the "Purchaser") and the Borrowers. The Forbearance Agreement and the Note Purchase Agreement provide that Lender will accept the Discounted Payoff Amount from the Purchaser (as defined in the Forbearance Agreement and Note Purchase Agreement) in immediately available funds as the purchase price of the documents evidencing and securing the Loans (the "Loan Documents") in exchange for the assignment to Purchaser of the Loan Documents without recourse, representation or warranty (except for a warranty that Lender is the owner of said documents and has not previously sold or assigned them).

      As a condition to Lender's execution of the Forbearance Agreement, Purchaser paid Lender multiple nonrefundable forbearance fees totaling $168,000 on December 31, 1995 ($273,000 as of March 28, 1996), which were applied to the purchase price of the Loan Documents. In addition, upon execution of the Note Purchase Agreement, PGIP paid Lender a nonrefundable initial loan purchase installment of $241,617 (the "Initial Loan Purchase Payment"), which reduces the Discounted Payoff Amount. The Initial Loan Purchase Payment paid to Lender was used by Lender to pay the Company's 1993 property tax owed to Citrus and Hernando Counties, Florida.

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

      During the two year period ended December 31, 1996, the Company's financial condition remained weak and it experienced liquidity shortages, which were at times severe.

      Declining levels of business activities are reflected in declining cash balances, which at year end 1996 and 1995 were $1.2 and $1.3 million, respectively.

      Cash decreased by $13,000 to $1,152,000 at December 31, 1996 compared to $1,165,000 at December 31, 1995. Net cash flow provided by operations increased by $36,000 to $102,000 for the year ended December 31, 1996 from cash provided by operations of $66,000 for the 1995 year.

      Cash received from operations during 1996 was $997,000, a $494,000 decrease from cash received during 1995. The majority of the decrease is attributable to reduced principal and interest collections from real estate sales and receivables.

      Cash expended for operations decreased by $530,000 to $895,000 during 1996 from $1.4 million in 1995, reflecting decreases in the following classifications; payments for real estate operations ($101,000), general - administrative ($320,000), interest payments ($57,000) and other of ($52,000).

      Cash expended for operations decreased by $1.6 million to $1.4 million during 1995 from $1.4 million in 1994, reflecting decreases in the following classifications; payments for real estate operations ($1.7 million), land improvements ($5,000), interest expense ($69,000) and other of ($42,000). The increase in general and administrative ($121,000) is due to payment of delinquent real estate taxes.

      The $399,000 and $508,000 utilized during 1996 and 1995 by financing activities represents payments to Finova from collections on the receivables on real estate sold to Finova in 1988.

      As of the date of this filing, the Company is in default of the entire principal plus interest on its subordinated debentures payable in amounts indicated in the following table:

                                                    12/31/96
                                              Principal     Unpaid
                                              Amount Due   Interest
                                              ----------   --------
                                                 ($ in thousands)
Subordinated debentures due June 1, 1991       $ 1,034     $   468
Subordinated debentures due May 1, 1992          8,025       3,808
                                               -------     -------
                                               $ 9,059     $ 4,276
                                               =======     =======

      The Company does not have funds available to make any payments of either principal or interest on the above debentures. If a debenture holder or Trustee institutes action to collect on the debentures, such action could prohibit the Company from continuing to operate in the normal course of business (see Notes 10 and 11 to the consolidated financial statements under Item 7).

      The Company has investigated the consequences of a bankruptcy filing and believes that such an event is not in the best interest of either the debenture or equity holders because a bankruptcy filing would negatively impact the Company's business, as well as cause an acceleration of the PGIP, LLC., the Company's Primary Lender, Finova and secured debenture debt. Management believes that a bankruptcy filing would prompt all secured lenders to initiate foreclosure proceedings. Since Company assets are encumbered by mortgages, the secured lenders have a perfected security interest and priority over the unsecured debenture holders.

      In January 1997, Sugarmill Woods, Inc, the Company's wholly-owned subsidiary, and Love-PGI Partners, L.P. ("L-PGI") entered into a Sale Agreement with The Nature Conservancy for the sale of approximately 5,240 acres of undeveloped real estate to The Nature Conservancy. L-PGI, a Missouri limited partnership, is managed by the general partner, Love Investment Company. Andrew S. Love, Jr. is the Chairman and principal stockholder of Love Investment Company. Sugarmill Woods, Inc. owns 4,890 acres of the land under the Sale Agreement and L-PGI owns the remaining 350 acres. See "Item 1. Business - Recent Developments."

Item 7.     Financial Statements and Supplementary Data
-------     -------------------------------------------

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Stockholders and Board of Directors
PGI, Incorporated
St. Louis, Missouri

We have audited the accompanying consolidated statement of financial position of PGI Incorporated and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PGI Incorporated and subsidiaries at December 31, 1996 and 1995, and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company is currently in default of certain sinking fund and interest payments on its convertible subordinated debentures. As discussed in Note 2, the Company is also currently in default of interest payment on its primary debt, as well as property taxes owed on properties serving as collateral for this obligation. In addition, the Company has an accumulated deficit. These matters raise substantial doubt about the company's ability to continue as a going concern. Management's plans in this regard are described in Notes 10 and 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


St. Louis, Missouri
March 4, 1997

                                                 PGI INCORPORATED AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                                     December 31, 1996 and 1995
                                                            ------------

                                    ASSETS                                            LIABILITIES
                                    ======                                            ===========

                                             1996        1995                                         1996           1995
                                             ----        ----                                         ----           ----
Cash and cash equivalents, including
restricted cash of $1,140,000 and
$1,102,000 (Note 4)                      $ 1,152,000  $1,165,000   Accounts payable                   $78,000        $91,000

Receivables on real estate sales - net
(Note 5)                                     318,000     682,000   Other liabilities (Note 9)       1,428,000      1,143,000

Other receivables                             26,000      11,000   Accrued interest:

Land and improvement inventories
(Note 6)                                   9,016,000   9,031,000     Primary lender                 2,461,000      1,541,000

Property and equipment - net (Note 7)         46,000      81,000     Debentures                     6,880,000      5,628,000

Other assets (Note 8)                        759,000     766,000     Other                          1,449,000      1,302,000

                                                                   Credit agreements -
                                                                   (Note 10)

                                                                     Primary lender                 7,307,000      7,287,000

                                                                     Notes and mortgages
                                                                     payable                        3,667,000      3,802,000

                                                                   Convertible debentures
                                                                   payable (Note 11)                9,059,000      9,059,000

                                                                   Convertible debentures
                                                                   payable (Note 12)                1,500,000      1,500,000
                                                                                                 ------------   ------------
                                                                                                   33,829,000     31,353,000
                                                                                                 ------------   ------------
                                                                   Commitments and
                                                                   contingencies (Note 17)

                                                                              STOCKHOLDERS' DEFICIENCY
                                                                              ========================

                                                                   Preferred stock, par value
                                                                   $1.00 per share; authorized
                                                                   5,000,000 shares; 2,000,000
                                                                   Class A cumulative convert-
                                                                   ible shares issued and out-
                                                                   standing; (liquidation
                                                                   preference of $4.00 per
                                                                   share or $8,000,000)
                                                                   (Note 14)                        2,000,000      2,000,000

                                                                   Common stock, par value $.10
                                                                   per share; authorized
                                                                   25,000,000 shares; 3,317,555
                                                                   shares issued and out-
                                                                   standing (Note 14)                 332,000        332,000

                                                                   Paid-in capital                 13,698,000     13,698,000

                                                                   Accumulated deficit            (38,542,000)   (35,647,000)
                                                                                                 ------------   ------------
                                                                                                  (22,512,000)   (19,617,000)
                                                                                                 ------------   ------------
                                         $11,317,000 $11,736,000                                 $ 11,317,000   $ 11,736,000
                                         =========== ===========                                 ============   ============


                                    See accompanying notes to consolidated financial statements.

                          PGI INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                       years ended December 31, 1996 and 1995

                                                           1996           1995
                                                           ----           ----
Revenues (Note 3):
  Real estate sales                                    $         -    $   124,000
  Interest income                                           87,000        167,000
  Other income                                             396,000        670,000
                                                       -----------    -----------
                                                           483,000        961,000
                                                       -----------    -----------

Costs and expenses:
  Cost of real estate sales                                      -         62,000
  Selling expenses                                          11,000         39,000
  General and administrative expenses (Note 17)            843,000        541,000
  Interest (Notes 10, 11 and 12)                         2,512,000      2,380,000
  Other expenses (Note 3)                                   12,000        381,000
                                                       -----------    -----------
                                                         3,378,000      3,403,000
                                                       -----------    -----------
Net loss                                               ($2,895,000)   ($2,442,000)
                                                       ===========    ===========

Loss per share of common stock and common stock equivalents after considering preferred dividends of $640,000 for 1996 and 1995:

    Primary net loss per share                              ($1.07)       ($  .93)
                                                            ======        =======

              See accompanying notes to consolidated financial statements.

                             PGI INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                          years ended December 31, 1996 and 1995
                                      --------------

                                                                         1996           1995
                                                                         ----           ----
Cash flows from operating activities:

Cash received from operations:
  Collections from real estate sales and receivables on such sales   $   545,000    $   852,000
  Interest on homesite and acreage contracts                              68,000        130,000
  Collections from amenity and other operations                          339,000        277,000
  Other interest received                                                 34,000         42,000
  Other receipts                                                          11,000        190,000
                                                                     -----------    -----------
                                                                         997,000      1,491,000
                                                                     -----------    -----------
Cash expended for operations:
  Payments to subcontractors and vendors for real estate
    operations and sale and marketing activities                           9,000        110,000
  Payments for amenity and other operations                              315,000        327,000
  General and administrative costs                                       352,000        672,000
  Interest paid                                                          193,000        250,000
  Other disbursements                                                     26,000         66,000
                                                                     -----------    -----------
                                                                         895,000      1,425,000
                                                                     -----------    -----------

  Net cash flow provided by (used in) operating activities               102,000         66,000
                                                                     -----------    -----------

Cash flows from investing activities:
  Proceeds from fixed asset sales                                              -          1,000
                                                                     -----------    -----------
  Net cash flow used in investing activities                                   -          1,000
                                                                     -----------    -----------

Cash flows from financing activities:
  Proceeds from borrowings                                               284,000        345,000
  Principal payments on debt                                            (399,000)      (508,000)
                                                                     -----------    -----------
  Net cash flow used in financing activities                            (115,000)      (163,000)
                                                                     -----------    -----------

Net decrease in cash and cash equivalents                                (13,000)       (96,000)

Cash and cash equivalents at beginning of year                         1,165,000      1,261,000
                                                                     -----------    -----------

Cash and cash equivalents at end of year                             $ 1,152,000    $ 1,165,000
                                                                     ===========    ===========

              See accompanying notes to consolidated financial statements.





                                PGI INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             years ended December 31, 1996 and 1995
                                        --------------

                                                                         1996           1995
                                                                         ----           ----
Reconciliation of net loss to net cash provided by
  operating activities:

Net loss                                                             $(2,895,000)   $(2,442,000)

Adjustments to reconcile net loss to net cash provided by operating activities:

  Depreciation and amortization                                           31,000         36,000
  Net allowance and valuations related to real estate sales             (374,000)       (86,000)
  Loss on sale or disposition of property, plant & equipment               4,000          1,000
  (Increase) decrease in:
    Contracts and mortgages receivable                                   550,000        561,000
    Other receivables                                                    (12,000)        29,000
    Land and improvement inventories - net                                15,000        123,000
    Loan costs and other prepaid expenses                                  7,000         22,000
  Increase (decrease) in:
    Accounts payable                                                     (13,000)        12,000
    Accrued interest                                                   2,319,000      2,130,000
    Other accrued expenses                                               471,000       (248,000)
    Deposits and advances                                                 (1,000)       (72,000)
                                                                     -----------    -----------
                                                                       2,997,000      2,508,000
                                                                     -----------    -----------

Net cash flow provided by operating activities                       $   102,000    $    66,000
                                                                     ===========    ===========

            See accompanying notes to consolidated financial statements.

                                                 PGI INCORPORATED AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                               years ended December 31, 1996 and 1995
                                                           --------------


                                     Preferred Stock                Common Stock                          Retained
                                     ---------------                ------------            Paid-In       Earnings
                                 Shares       Par Value        Shares      Par value        Capital       (Deficit)
                                 ------       ---------        ------      ---------        -------       ---------
Balances at
   January 1, 1995             2,000,000     $ 2,000,000     3,317,555     $ 332,000     $ 13,698,000   ($33,205,000)

Net loss                           -              -              -             -               -          (2,442,000)
                               ---------     -----------     ---------     ---------     ------------   ------------

Balances at
   December 31, 1995           2,000,000     $ 2,000,000     3,317,555     $ 332,000     $ 13,698,000   ($35,647,000)

Net loss                           -              -              -             -               -          (2,895,000)
                               ---------     -----------     ---------     ---------     ------------   ------------

Balances at
   December 31, 1996           2,000,000     $ 2,000,000     3,317,555     $ 332,000     $ 13,698,000   ($38,542,000)
                               =========     ===========     =========     =========     ============   ============

                                    See accompanying notes to consolidated financial statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Significant Accounting Policies:
      --------------------------------

Principles of Consolidation
---------------------------

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after eliminating all significant intercompany transactions.

Accounting Estimates
--------------------

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue and Profit Recognition
------------------------------

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

Provision for Cancellations
---------------------------

      For sales prior to January 1, 1990, the Company provided for estimated future cancellations of receivables on real estate sales by charges to operations based on historical collection experience and analysis of delinquencies. Balances related to canceled receivables are charged to the allowance for cancellations.

Land and Improvement Inventories
--------------------------------

      Land held for sale to customers is stated at cost, which is not in excess of estimated net realizable value. Homesite costs are allocated to projects based on area methods, which consider square footage, future improvement costs and frontage.

Property and Equipment
----------------------

      Property and equipment are stated at cost. Depreciation is provided principally by the straight-line method over the estimated useful lives of the related assets. Gains or losses resulting from the disposition of property and equipment are respectively included in other income or other expense.

Per Share Data
--------------

      Primary loss per share is computed by dividing net loss, after including dividends on the Company's preferred stock, by the average number of common shares. For this purpose, the Company's convertible debentures are not deemed to be common stock equivalents, which are only considered when their effect is dilutive. The average number of common shares outstanding was 3,317,555 for 1996 and 1995.

Cash and Cash Equivalents
-------------------------

      For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

2.    Secured Lender Transactions:
      ----------------------------

      As of December 31, 1996 the Company was in default of it primary credit agreements with PGIP, LLC. As of December 31, 1996, the Company was unsuccessful in consummating a large land sale to meet its obligations and to make any payments of either principal or interest. On January 31, 1997, the Company sold an option for the purchase of approximately 4,900 acres of its Sugarmill Woods property. The proceeds of this sale are expected to aggregate $13,770,000 if the option is exercised. See Note 19 to the consolidated financial statements.

      On March 28, 1996, the Company's primary lender, First Union National Bank of Florida, a national banking association ("First Union") assigned to PGIP, LLC., a Missouri limited liability company ("PGIP") all of First Union's right, title and interest in and to the documents (the "Loan Documents") evidencing and securing its primary credit agreements with the Company and the Company's subsidiaries, Sugarmill Woods, Inc., Burnt Store Marina, Inc. and Gulf Coast Credit Corporation (collectively, the "Borrowers"), which credit agreements are in default and the maturity of the indebtedness secured thereby has been accelerated.

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

      PGIP is owned and managed by Love Savings Holding Company ("LSHC"), Andrew S. Love, Jr. and Laurence A. Schiffer. Messrs. Love and Schiffer are directors and executive officers of LSHC and own slightly more than half of all the issued and outstanding voting stock of LSHC. Messrs. Love and Schiffer serve as executive officers and directors of the Company and the other Borrowers and the Guarantors.

      Company management has determined that the Company's primary activity must concentrate on one goal - the sale of sufficient additional acreage as soon as possible to again substantially reduce the primary lender debt.

      PGIP purchased the Loan Documents for a total purchase price of approximately $5,548,000 (the "Purchase Price"), including amounts paid by PGIP to First Union prior to the Closing Date, or approximately 61.1% of the approximately $9,007,000 owed First Union by the Company under the Loan Documents. PGIP borrowed $3,249,521 of the Purchase Price from First Union (the "Notes"). The Notes bear interest at the prime rate as published in the Wall Street Journal plus 1% and mature on June 1, 1997. Interest on the Notes is payable monthly. As security for payment of its obligations under the Notes, PGIP assigned to First Union all of PGIP's right, title and interest in and to the Loan Documents.

      The assignment of the Loan Documents to PGIP was pursuant to the terms and conditions of that certain Note and Loan Documents Purchase Agreement dated as of October 12, 1995, by and between First Union, PGIP and the Borrowers, as amended by letter agreements dated November 10, 1995, December 15, 1995, January 17, 1996 and February 16, 1996 and as further amended by that certain Modification of Note and Loan Documents Purchase Agreement dated as of the Closing Date.

3.    Real Estate Sales, Other Income and Other Expense:
      --------------------------------------------------

Real estate sales and cost of sales consisted of:

                                                                       1996               1995
                                                                       ----               ----
Revenues:
     Homesite sales                                                 $        -         $  44,000
     Acreage sales                                                           -            80,000
                                                                    ----------         ---------
                                                                    $        -         $ 124,000
                                                                    ==========         =========



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cost of Sales:
     Homesites                                                      $        -         $  56,000
     Acreage                                                                 -             6,000
                                                                    ----------         ---------
                                                                    $        -         $  62,000
                                                                    ==========         =========
Other income consisted of:
    Commission income                                                  325,000           277,000
    Timber income                                                            -           138,000
    Other income                                                        71,000           255,000
                                                                    ----------         ---------
                                                                       396,000           670,000
Other expense consisted of:
    Reduction in allowance for cancellations of contracts
         receivable (See Quarterly Results under Note 15)             (170,000)                -

    Reduction in estimated recourse liability for
        receivables sold (See quarterly results under Note 15)        (185,000)                -
    Other expenses                                                     367,000           381,000
                                                                    ----------         ---------
                                                                    $   12,000         $ 381,000
                                                                    ==========         =========

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

5.    Receivables on Real Estate Sales:
      ---------------------------------

      Net receivables on real estate sales consisted of:

                                                                      1996              1995
                                                                      ----              ----
Contracts receivable on homesite sales                            $ 1,076,000       $ 1,599,000
Other                                                                  98,000           128,000
                                                                  -----------       -----------
                                                                    1,174,000         1,727,000
Less:    Allowance for cancellations                                 (806,000)         (976,000)
         Unamortized valuation discount                               (50,000)          (69,000)
                                                                  -----------       -----------
                                                                  $   318,000       $   682,000
                                                                  ===========       ===========

      Stated interest rates for contracts receivable on homesite sales, as well as contracts and mortgages receivable on acreage sales, ranged up to 10% with payment terms varying from seven to ten years. The weighted average interest rate for such receivables outstanding at December 31, 1996 and 1995 was 9.32% and 9.35%, respectively.

      The Company generally considers receivables on real estate sales delinquent if the scheduled installment payment is over 30 days past due. At December 31, 1996 and 1995 delinquent receivables approximated $804,000 and $858,000, respectively.

      Contracts receivable on homesite sales and contracts and mortgages receivable on acreage sales have been discounted to yield an effective interest rate of 14%. Contracts receivable on homesite sales recorded under the installment method have not been discounted.

      The estimated scheduled principal collections for receivables on real estate sales at December 31, 1996 are:

            1997 (Including past-
                 due balances)       $   921,000
            1998                         143,000
            1999                          40,000
            2000                          23,000
            2001                          25,000
            Thereafter                    22,000
                                     -----------
                                     $ 1,174,000

      In March 1988 the Company sold contracts receivable on homesite sales totaling approximately $9,246,000, before consideration of a related unamortized valuation discount of approximately $1,197,000 at the time of the sale. For financial reporting purposes this transaction has been treated as a financing transaction (see Note 10), since the Company may be required to repurchase the contracts receivable on homesite sales under conditions other than the recourse provision of the sales agreement. At December 31, 1996, and 1995, contracts receivable on homesite sales of approximately $1,076,000 and $1,599,000, respectively, and related unamortized valuation discount of approximately $50,000 and $69,000, respectively, related to this transaction have been included in the Company's reported receivables on real estate sales.

      At December 31, 1996, 56% of the Company's gross receivables from real estate sales were generated by a broker in two geographic regions, certain districts in New York City and Taiwan. These sales were under contract for deed with terms similar to sales to other customers. This concentration of credit risk has been considered by management in determining the allowance for cancellations.

6.    Land and Improvements:
      ----------------------

      Land and improvement inventories consisted of:

                                                     1996           1995
                                                     ----           ----
            Unimproved land                      $ 8,724,000    $ 8,724,000
            Fully improved land                      292,000        307,000
                                                 -----------    -----------
                                                 $ 9,016,000    $ 9,031,000
                                                 ===========    ===========

7.    Property and Equipment:
      -----------------------

      Property and equipment consisted of:

                                                         1996          1995
                                                         ----          ----
            Furniture, fixtures and other equipment    $363,000      $405,000
            Less accumulated depreciation              (317,000)     (324,000)
                                                       --------      --------
                                                       $ 46,000      $ 81,000
                                                       ========      ========

            Depreciation was:

                                                          1996          1995
                                                          ----          ----
            Charged to expense                          $ 31,000      $ 36,000

8.    Other Assets:
      -------------

            Other assets consisted of:                       1996       1995
                                                             ----       ----
              Guaranteed future connections related to
              sale of utility plants and equipment, net    $621,000   $621,000
              Prepaid loan and debenture costs                    -     13,000
              Deposit with Trustee of 6-1/2% debentures     125,000    120,000
              Other                                          13,000     12,000
                                                           --------   --------
                                                           $759,000   $766,000
                                                           ========   ========

      The guaranteed future connections are reflected net of discount of $274,000 and deferred gain of $101,000 in 1996 and 1995.

9.    Other Liabilities:
      ------------------

            Other liabilities consisted of:                          1996         1995
                                                                     ----         ----
              Accrued property taxes
                - current                                         $  208,000   $   37,000
                - delinquent                                         476,000      249,000
              Other accrued expenses                                 316,000      243,000
              Deposits, advances and escrows                         346,000      346,000
              Estimated recourse liability for receivables sold       66,000      252,000
              Other                                                   16,000       16,000
                                                                  ----------   ----------
                                                                  $1,428,000   $1,143,000
                                                                  ==========   ==========

10.   Credit Agreements - Primary Lender and Notes and Mortgages Payable:
      -------------------------------------------------------------------

      Credit agreements with the Company's primary lender and notes and mortgages payable consisted of the following:

                                                                 1996            1995
                                                                 ----            ----
            Credit agreements - primary lender
            (maturing July 8, 1997, bearing
            interest at prime plus 5.0%):                     $7,307,000      $7,287,000

            Notes and mortgages payable -
            $1,385,000 bearing interest at 12-1/4%,
            $1,176,000 bearing interest at prime
            plus 2%, the remainder bearing interest
            at varying rates to 23%; maturing
            through 1999                                       3,667,000       3,802,000
                                                             -----------     -----------
                                                             $10,974,000     $11,089,000
                                                             ===========     ===========

The prime rate at December 31, 1996 was 8.25%.

      At December 31, 1996 assets collateralizing the Company's credit agreements with its primary lender and notes and mortgages payable were carried at $10,162,000, of which $1,174,000 represented gross receivables on real estate sales, $26,000 represented other receivables, $8,916,000 represented land and improvement inventories, and $46,000 represented property and equipment.

      The overall weighted average interest rate for the Company's credit agreements with its primary lender and all remaining notes and mortgages was approximately 12.3% as of December 31, 1996 and 11.1% as of December 31, 1995.

      As discussed in Note 5, the Company's March 1988 sale of receivables on real estate sales has been treated as a financing transaction for financial reporting purposes since the Company may be required to repurchase these receivables under conditions other than the recourse provision of the sales agreement. Principal and interest payments are recorded by the Company based on the collections from receivables applicable to the sale and the application of the 12 1/4% interest rate used to calculate this sale's discounted present value. At December 31, 1996 and 1995, the outstanding principal balance for this financing transaction was approximately $1,385,000 and $1,783,000, respectively, and based on estimated collections of the associated receivables on real estate sales, full repayment should be made by 1999.

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

            1997                 9,162,000
            1998                 1,112,000
            1999                   700,000
                              ------------
                              $ 10,974,000
                              ============

      In March 1996, the debt with First Union, the previous primary lender, was purchased by PGIP, LLC. See Note 2 for the details of the transaction.

      During the fiscal year ended December 31, 1996, the Company's business focus and emphasis changed substantially as it concentrated its sales and marketing efforts almost exclusively on the disposition in bulk of its undeveloped, platted, residential real estate. This change was prompted by it continuing financial difficulties due to the principal and interest owed on its debt and managements' realization that a bulk sale was the best way to reduce the Company's debt service obligations. If the Company is successful in its sale of this undeveloped land, its remaining inventory will consist of undeveloped commercial property. There can be no assurance that the Company will be successful in its efforts to effect a bulk sale. Assuming a bulk sale occurs, the Company intends to decide at that point whether it will pursue the development and sale of the commercial property in accordance with its traditional core business plans or whether it will attempt to sell such property in bulk. That decision will depend, in part, on whether the Company believes it can generate more revenue by developing and selling individual commercial properties or by selling in bulk. (See Note 19 for a bulk sale option sold in 1997.)

11.   Subordinated Debentures Payable:
      --------------------------------

      Subordinated debentures payable consisted of:

                                         1996           1995
                                         ----           ----
            6-1/2%, due June 1991     $1,034,000    $ 1,034,000
            6%, due May 1992           8,025,000      8,025,000
                                      ----------    -----------
                                      $9,059,000    $ 9,059,000
                                      ==========    ===========

      Since issuance, $650,000 and $152,000 of the 6-1/2% and 6% debentures, respectively, have been converted into common stock; however, this conversion feature is no longer in effect.

      The Company is currently in default of certain sinking fund and interest payments on both subordinated debentures, $9,059,000 in principal plus accrued and unpaid interest totaling $4,276,000 at December 31, 1996.

      The debentures are not collateralized and are not subordinated to each other, but are subordinated to senior indebtedness ($12,474,000 at December 31, 1996). Payment of dividends on the Company's common stock is restricted under the terms of the two indentures pursuant to which the outstanding debentures are issued.

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

12.   Convertible Debentures Payable:
      -------------------------------

      In July and September 1989, the Company sold $1,282,000 and $1,000,000, respectively, of convertible debentures to a partnership affiliated with the Company's preferred shareholder. In connection with the July 1992 Secured Lender Transaction in partial consideration for the conveyance of 350 acres of property, the principal amount due to convertible debenture holders was reduced by $782,000 and accrued interest thereon was reduced by $389,000 leaving a balance of $1,500,000. The debentures, with a maturity of July 8, 1997 accrue interest at 14% compounded quarterly. The Company's primary lender credit agreements, however, prohibit the payment of interest until such time as the primary lender loans are repaid. Each month, to the extent interest on the Convertible Debentures is not paid in cash, the number of shares into which the Convertible Debentures are convertible will increase. If no interest is paid prior to maturity, at maturity the Convertible Debentures purchased on July 24, 1989, will be convertible into 868,788 shares and those purchased on September 29, 1989, will be convertible into 1,726,568 shares, or a total of 2,595,356 shares of common stock. The debentures are convertible into common stock at an initial conversion price of $1.72 per share. The conversion price may be adjusted upon the occurrence of certain events.

      Accrued interest was $2,604,000 and $2,076,000 at December 31, 1996 and 1995, respectively. The debentures are collateralized by a second mortgage on an approximately 650-acre tract of land in Citrus County, Florida.

13.   Income Taxes:
      -------------

      Reconciliation of the statutory federal income tax rates, 34% for the years ended December 31, 1996 and 1995, to the Company's effective income tax rates follows:

                                                                  1996                               1995
                                                                  ----                               ----
                                                            ($ in thousands)                   ($ in thousands)

                                                                        Percent of                           Percent of
                                                                        ----------                           ----------
                                                    Amount of Tax      Pre-tax Loss       Amount of Tax     Pre-tax Loss
                                                    -------------      ------------       -------------     ------------
Expected tax (credit)                                  $ (984)            (34.0%)            $(830)            (34.0%)
State income taxes, net of federal tax benefits          (105)             (3.6)               (89)             (3.6)
Current year unused book operating loss                 1,089              37.6                919              37.6
                                                       ------             -----              -----             -----
                                                       $    -                 -%             $   -                 - %

      At December 31, 1996, the Company had an operating loss carryforward of approximately $34,000,000 which will expire at various dates through 2011.
In addition, the Company had unused investment tax credits of approximately $215,000 which will expire at varying dates through 2004.

                                                                1996           1995
                                                                ----           ----
Deferred tax asset:
     Net operating loss carryover                          $ 12,531,000    $11,529,000
     Adjustments to reduce land to net realizable value          12,000         12,000
     Expenses capitalized under IRC 263(a)                       56,000         50,000
     ITC carryforward                                           215,000        250,000
    Other                                                         2,000          3,000
    Valuation allowance                                     (10,347,000)    (9,364,000)
                                                           ------------    -----------
                                                              2,469,000      2,480,000
Deferred tax liability:
   Basis difference of land and improvement inventories       2,453,000      2,453,000
   Excess tax over book depreciation                             16,000         27,000
                                                           ------------    -----------
                                                              2,469,000      2,480,000

Net deferred tax asset                                     $          0    $         0

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

      The holders of the preferred stock are entitled to one vote per share and, except as provided by law, will vote as one class with the holders of the common stock. Class A preferred stockholders are also entitled to receive cumulative dividends at the annual rate of $.32 per share, an effective yield of 8%. Dividends accrued for an initial two year period and, at the expiration of this period, preferred stockholders had the option of receiving accumulated dividends, when and if declared by the Board of Directors, in cash (unless prohibited by law or contract) or common stock.
At December 31, 1996 cumulative preferred dividends in arrears totaled $5,336,000 ($640,000 of which related to the year ended December 31, 1996).

      As of December 31, 1996, the preferred stock is callable or redeemable at the option of the Company at $4.00 per share plus accrued and unpaid dividends. In addition, the preferred stock will be entitled to preference of $4.00 per share plus accrued and unpaid dividends in the event of liquidation of the Company.

      At December 31, 1996 the Company had reserved 6,684,341 common shares for the conversion of debentures.

15.   Quarterly Results:
      ------------------

      During the fourth quarter of 1996, the provision for cancellation of contracts receivable was reduced by $170,000 to allow for receivable balances which are past due only. In addition, the estimated recourse liability for receivables sold was reduced by $85,000. Another, similar reduction was made in a prior quarter.

16.   Commitments and Contingencies:
      ------------------------------

      The Company is a party to various legal proceedings incidental to the normal operation of its business.

      One instance of litigation involves Sugarmill Woods, Inc. and Citrus County Tax Collector. In 1994, the Citrus County Tax Appraiser denied agricultural exemption status for the undeveloped Sugarmill Woods property and the Company was forced to sue the County to reclaim the tax benefit. In 1995, the Citrus County Tax Appraiser again denied agricultural exemption status for the undeveloped Sugarmill Woods property, but was overruled by the Value Adjustment Board. As a result, the Tax Appraiser sued Sugarmill Woods, and was again successful in denying the agricultural exemption for the property. The Company has filed an appeal to reinstate the exemption. At this time the outcome of the appeal cannot be determined.

      The aggregate outstanding balances of receivables sold or exchanged with recourse by the Company, not including those receivables associated with the March 1988 financing transaction previously discussed in Notes 5 and 9, totaled approximately $246,000 and $384,000 at December 31, 1996 and 1995, respectively. Based on its collection experience with such receivables, the Company maintained an allowance at December 31, 1996 and 1995 classified in other liabilities, of approximately $66,000 and $252,000 respectively for the recourse provisions related to all receivables sold.

      Under the terms of the receivables sale agreements the Company must repurchase contracts greater than 90 days past due or exchange current contracts owned by the Company. The repurchase price is equal to the outstanding principal balance of the delinquent contract plus accrued interest. At December 31, 1996, sold contracts receivable greater than 90 days past due totaled approximately $66,000. The related accrued interest is considered immaterial.

17.   Related Party Transactions:
      ---------------------------

      On March 28, 1996, the Company's primary lender, First Union National Bank of Florida, a national banking association ("First Union") assigned to PGIP, LLC., a Missouri limited liability company ("PGIP") all of First Union's right, title and interest in and to the documents (the "Loan Documents") evidencing and securing its primary credit agreements with the Company and the Company's subsidiaries. See Note 2 for further details of this transaction.

      During 1995, a certified public accounting firm in which the former President of the Company is a partner was paid for rendered services totaling $25,000. To conserve operating cash, the Company negotiated an agreement whereby property was transferred at the same prices as would be paid by third party purchasers for comparable property. Additional property to cover the cost of delinquent and current year taxes, as well as transfer costs was also conveyed at the same value paid by third party purchasers for comparable property.

      In 1994, the Company moved its administration and accounting offices to the offices of LREC. LREC, which is an affiliate of Love-PGI, the Company's preferred shareholder is paid a fee of $8,350 per month for the following:

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

      In 1996 and 1995, an affiliate of Love-PGI, the Company's Preferred Shareholder, Love Investment Company made uncollateralized loans to the Company, which at December 31, 1996 and 1995 had a total outstanding balance, excluding accrued interest, of $325,000 and $60,000, respectively. Interest charged on these loans was $17,700 and $300 for 1996 and 1995 respectively.

      In September, 1995, the Company sold Promissory Notes and Mortgages with principal balances of $180,000, to Love Real Estate Company Profit Sharing Plan (1994), an affiliate company of Love-PGI Partners, the Company's Preferred Shareholder.

      Pursuant to the terms of the 1987 preferred stock private placement agreement, the Company accrued $46,000 and $49,000 in management consulting fees during 1996 and 1995, respectively, to a company affiliated with the Partnership's managing general partner. Only $10,000 of these fees were paid in 1995. See Secured Lender Transaction under Note 2.

      In 1985 a corporation owned by the former Chairman of the Board and his family made an uncollateralized loan to the Company which at December 31, 1996 had an outstanding balance, including accrued interest, of $357,000. Interest accrued on this loan was $18,000 and $19,000 for 1996 and 1995 respectively.

      In April 1985 the Company sold its former administration building, located in Punta Gorda, Florida, to a corporation owned and operated by the husband of the Company's former President, Secretary-Treasurer and subsequently entered into a leaseback of a portion of the building on terms similar to those negotiated by other tenants. During 1995, the Company paid $7,000 in rent, common area cost and utilities related to this leased office space.

18.  Fair Value of Financial Instruments
     -----------------------------------

      The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and Short-Term Investments:

      The carrying amount approximates fair value because of the short maturity of those instruments.

Real Estate Receivables:

      The fair value of real estate receivables is estimated by discounting the future cash flows using current rates at which similar receivables would be made to borrowers with similar credit ratings and for the same remaining maturities.

Long-Term Debt:

      The fair value of the Corporation's long-term debt with its primary lender is estimated based on the 1996 purchase price by PGIP as discussed in
Note 2. It was not practicable to estimate the fair value of the remaining notes payable because the other notes are in default and no basis for estimating value by reference to quoted market prices or on current rates offered to the Corporation for debt of the same remaining maturities.

Accounts Payable:

      The carrying amount approximates fair value because of the short-term maturity of those debts. The estimated fair values of the Corporations' financial instruments are as follows:

                                                   Carrying         Fair
                                                   --------         ----
           1996                                     Amount         Value
           ----                                     ------         -----
Cash and short-term investments                   $1,152,000     $1,152,000
Principal plus accrued interest
   receivable on real estate                      $  318,000        318,000
Accounts payable                                  $   78,000     $   78,000
Long-term debt
   Primary Lender                                 $9,768,000     $5,548,000
   Other                                         $22,555,000              -

19.   Subsequent Events
      -----------------

      On January 31, 1997, the Company and an unrelated, nonprofit corporation entered into an agreement in which the corporation purchased an option to acquire certain real estate owned by the Company. The exclusive option is to purchase an estimated 4,900 acres of real property located in Florida for $2,816.43 per acre. The aggregate purchase price based on the option price and the estimated acres is $13,770,000. The Corporation, at its discretion, can exercise the option prior to May 28, 1997.

Item 8.     Disagreements on Accounting and Financial Disclosure
-------     ----------------------------------------------------

      Not Applicable.

                        PART III
                        --------

Item 9.     Directors and Executive Officers of the Registrant; Compliance
-------     --------------------------------------------------------------
            with Section 16(a) of the Exchange Act
            --------------------------------------

      The following table indicates Directors of the Company as of March 25, 1997:

                                                Position with Company and Business
                                                ----------------------------------
Name and Age                                    Experience During Last Five Years
------------                                    ---------------------------------
Andrew S. Love, Jr. (age 53)                    Chairman  of  the Company's Board  of  Directors since May 1987;
                                                Secretary since February 1994; Chairman of the Board of Love Real
                                                Estate Company and Secretary of Love Investment Company since 1973;
                                                Partner in St. Louis based law firm of Bryan, Cave, McPheeters &
                                                McRoberts until 1991; Director of Heartland Bank since
                                                December 1985.

Laurence A. Schiffer (age 57)                   Vice Chairman of the Company's Board of Directors since May 1987;
                                                President and Chief Executive Officer since February 1994;
                                                President and Chief Executive Officer of Love Real Estate Company
                                                and Love Investment Company since 1973; Member of the Real Estate
                                                Board of Metropolitan St. Louis and the National Association of
                                                Real Estate Boards; Chairman of Heartland Bank since
                                                December 1985.


EXECUTIVE OFFICERS OF THE REGISTRANT

      The following information, regarding executive officers of the Company at March 25, 1997, is provided pursuant to Instruction 3 to Item 401(b) of Regulation S-B, as amended, and General Instruction G(3) to Form 10-KSB.

                                                Position with Company and Business
                                                ----------------------------------
Name and Age                                    Experience During Last Five Years
------------                                    ---------------------------------
Laurence A. Schiffer (age 57)                   Director of the Company since April 1987; President and Chief
                                                Executive Officer of the Company since February 1994; Vice
                                                Chairman of the Board since May 1987; President and Chief
                                                Executive Officer of Love Real Estate Company and Love
                                                Investment Company since 1973.

Andrew S. Love, Jr. (age 53)                    Chairman of the Company's Board of Directors since May 1987;
                                                Secretary since February 1994; Chairman of the Board of Love Real
                                                Estate Company and Secretary of Love Investment Company since 1973;
                                                Partner in St. Louis based law firm of Bryan, Cave, McPheeters &
                                                McRoberts until 1991; Director of Heartland Bank since
                                                December 1985.

      Executive officers of the Company are appointed annually by the Board of Directors to hold office until their successors are appointed and qualify.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      As of March 25, 1995, the rights of the holders to convert the Preferred Stock into Common Stock expired pursuant to the terms of the Certificate of Designation. The Preferred Shareholders failed to file Forms 4 to reflect the change in beneficial ownership as a result of the expiration of such conversion rights.

Item 10.    Executive Compensation
--------    ----------------------

      The following table summarizes the total compensation paid to the Chief Executive Officer for fiscal years 1996, 1995 and 1994.

                                                                        Other Annual        Long Term          All Other
   Name & Position              Year          Salary       Bonus        Compensation       Compensation       Compensation
   ---------------              ----          ------       -----        ------------       ------------       ------------
Laurence A. Schiffer            1996            0            0                0                  0                 0<F1>
                                1995            0            0                0                  0                 0<F1>
                                1994            0            0                0                  0                 0<F1>
Paula F. McQueen                1994            0            0                0                  0              $25,000

<F1> See "Certain Relationships and Related Transactions" relating to compensation paid to Mr. Schiffer by Love Real Estate Company.

      There are no outstanding options under any Company stock option plan.

      No fees were paid to directors for attending meetings during 1996.

Item 11.    Security Ownership of Certain Beneficial Owners and Management
--------    --------------------------------------------------------------

      The table below sets forth as of March 25, 1997 the names and addresses of the only persons of whom the Company is aware beneficially own more than 5% of the outstanding Common Stock, par value $.10, of the Company, except that certain brokerage houses may hold of record more than 5% of such outstanding shares for the accounts of their various customers. It also contains as of the same date, the names and addresses of the only persons of whom the Company is aware beneficially own more than 5% of the outstanding Preferred Stock, $1.00 par value, of the Company.

                                                                            Amount and
                                                                            ----------
                                                                            Nature of                         Percent of
                                                                            ---------                         ----------
                                                                            Beneficial          Percent of    Company
                                                                            ----------          ----------    -------
Title of Class                Name and Address of Beneficial Owner          Ownership<F1>       Class         Vote
--------------                ------------------------------------          -------------       -----         ----
Common Stock                  Estate of Harold Vernon                         998,777<F2><F3>     30.1%         18.8%
($.10 par value)              3201 W. Rolling Hills Circle
                              Fort Lauderdale, FL  33328

                              Alfred M. Johns                                 312,401<F4>          9.4%          5.9%
                              One Woodland Drive
                              Punta Gorda, FL  33950

                              Love-PGI Partners, L.P.                         385,516<F5>         11.6%          7.3%
                              212 South Central, Suite 100
                              St. Louis, MO  63105

                              All officers and directors as a group           385,516             11.6%          7.9%
                              (3 persons)

Preferred Stock               Love-PGI Partners, L.P.                       1,875,000<F5>         93.75%        35.3%<F5>
(Class A) ($1.00 par value)   212 South Central, Suite 100
                              St. Louis, MO  63105

                              Alfred M. Johns                                 125,000<F6>          6.25%         2.4%
                              One Woodland Drive
                              Punta Gorda, FL  33950

----------------------------

<F1>The above table does not include 2,595,356 shares that may be received upon conversion of the Company's Convertible Secured Debentures or 2,004,382 shares related to unpaid dividends on the issued and outstanding shares of the Company's Preferred Stock. The Board of Directors has indicated it may authorize the issuance of the additional Common Stock, representing the dividends on the Class A Preferred Stock unpaid as of April 25, 1995. If such shares are issued, L-PGI would receive 1,861,069 of the shares and would control approximately 56.3% of the Company vote and L-PGI together with Mr. Johns would control approximately 64.2% of the Company vote. See Item 12. "Certain Relationships and Related Transactions".

<F2>The shares are currently in the possession of the Federal Deposit
Insurance Corporation ("FDIC") which is the receiver for First American Bank and Trust, Lake Worth, Florida ("First American"). First American previously made a loan to Mr. Vernon which was secured by these shares. The loan is in default and the Company understands the FDIC has the right, pursuant to a pledge agreement, to vote the shares at any annual or special meeting of Shareholders. See also "Item 11. Security Ownership of Certain Beneficial Owners and Management" for other beneficial ownership.

<F3>Information obtained from filings made with the Securities and Exchange
Commission.

<F4>Sole voting and investment power, except for 10,100 shares included in the table which are owned by Mr. Johns' wife.

<F5>The controlling general partner of L-PGI is Love Investment Company, a
Missouri corporation owned by Mr. Love, Love's family members, the Estate of Martha Love Symington and Mr. Schiffer. Messrs. Love and Schiffer serve as the executive officers and directors of Love Investment Company. These shares are pledged to the FDIC, as successor in interest to Germania Federal Savings and Loan ("Germania"), as security for a loan made by Germania to L-PGI. L-PGI has the right to vote these shares. See also "Item 11. Security Ownership of Certain Beneficial Owners and Management" for other beneficial ownership.

<F6>Sole voting and investment power.

      The following table sets forth as of March 25, 1997 the amount and nature of beneficial ownership of the Common Stock and Preferred Stock of the Company held by the Company's directors and by all executive officers and directors as a group.

                                 Amount and Nature of                  Amount and Nature of
                                 Beneficial Ownership                  Beneficial Ownership
                                 of Common Stock At         % of       of Preferred Stock At     % of       % of Company
Name and Age                     March 25, 1997             Class      March 25, 1997            Class      Vote
------------                     --------------             -----      --------------            -----      ----
Andrew S. Love, Jr.<F2>              385,516<F2>             11.6%         1,875,000             93.75%      42.5%<F3>

Laurence A. Schiffer<F2><F3>            None                   --               None                --         --

All Officers and Directors as
a Group (2 persons)                  385,516                 11.6%         1,875,000             93.75%      42.5%

------------

<F1> The above table does not include 2,595,356 shares that may be received upon conversion of the Company's Convertible Secured Debentures or 2,004,382 shares related to unpaid dividends on the issued and outstanding shares of the Company's Preferred Stock. The Board of Directors has indicated it may authorize the issuance of the additional Common Stock, representing the dividends on the Class A Preferred Stock unpaid as of April 25, 1995. If such shares are issued, L-PGI would receive 1,861,069 of the shares and would control approximately 56.3% of the Company vote. See "Item 12. Certain Relationships and Related Transactions".

<F2> Reflects shares owned by L-PGI.

<F3> These numbers do not reflect any indirect ownership that Mr. Schiffer has in the Common Stock and Preferred Stock through L-PGI.


Item 12.  Certain Relationships and Related Transactions
-------   ----------------------------------------------

      The Company in order to conserve cash and permit management to concentrate on achieving a sale of all or a portion of the acreage has moved its administration and accounting offices to the offices of the Love Real Estate Company in St. Louis, Missouri. Love Real Estate Company, which is an affiliate of Love-PGI, the Company's preferred shareholder, is located at 212 South Central Avenue, Suite 100, St. Louis, Missouri 63105. A fee of $8,350 per month is paid to Love Real Estate Company for the following services:

      1.    Maintain books of original entry;
      2.    Prepare quarterly and annual SEC filings;
      3.    Coordinate the annual audit;
      4. Assemble information for tax filing, review reports as prepared by tax accountants and file same;
      5.    Track shareholder records through transfer agent;
      6. Maintain policies of insurance against property and liability exposure;

      7.    Handle payroll and benefits for Sugarmill location; and
      8.    Handle day-to-day accounting requirements.
      9.    Telephone services and computer services.

      Effective as of March 25, 1987, the Company also entered into a Management Consulting Agreement with Love Real Estate Company ("Management Agreement").
As a consultant to the Company and in addition to the above services, Love
Real Estate Company provides services, including, but not limited to strategic planning, marketing and financing as requested by the Company. In consideration for these consulting services, the Company pays Love Real
Estate Company a quarterly consulting fee of one-tenth of one percent of the book value of the Company's assets, plus reasonable out-of-pocket expenses.
As of December 31, 1996 the book value of the Company's assets was approximately $11.0 million. Consulting fees totaling $46,000 and $49,000 were accrued during 1996 and 1995 respectively, of which $10,000 was paid in 1995. In July 1992 accrued management fees were reduced by $1,042,000 as partial consideration for the conveyance by the Company of 350 acres of property to L-PGI. Such property is part of the Property to be sold pursuant to the Sale Agreement. The Management Agreement will continue in effect until terminated upon 90 days prior written notice by a majority vote of the Company's directors who have no financial interest in Love Real Estate Company or in any Love Real Estate Company affiliated entity.
Mr. Schiffer receives an annual salary from Love Real Estate Company but none of such salary is directly allocated to management services to the Company under the Management Agreement.

      In 1989, the Company sold an aggregate $2,282,451 of its Convertible Secured Debentures due April 30, 1991 (the "1989 Debentures"), in a private placement to Love-1989 Florida Partners, L.P., a limited partnership. The general partner of Love-1989 Florida Partners, L.P. is Love Investment Company, which is owned by Mr. Love, Mr. Love's family members, the Estate of Martha Love Symington and Mr. Schiffer. The above purchase by Love-1989 Florida Partners, L.P. of the 1989 Debentures held by Love-1989 Florida Partners, L.P. was funded in part with a loan from L-PGI. Love-1989
Florida Partners, L.P. has since repaid the debt to L-PGI in full, in part by transferring a portion of the 1989 Debentures held by Love-1989
Florida Partners, L.P. to L-PGI. In July 1992, as partial consideration for the conveyance of 350 acres of property, the Company was able to retire the 1989 Debentures held by L-PGI in the principal amount of $782,000 together with $389,000 in accrued interest. The maturity date on all of the remaining 1989 Debentures was extended to July 8, 1997. The 1989 Debentures are in part collateralized by a second mortgage in favor of Love-1989 Florida Partners, L.P. on approximately 650 acres of property owned by the Company. The 350 acres and the 650 acres referred to above are included in the Property.

      As of December 31, 1996, Love-1989 Florida Partners, L.P. held $796,950 principal amount of the 1989 Debentures with respect to which there was at that date accrued and unpaid interest in the amount of $1,399,397. Pursuant to a transfer in 1990, $703,050 principal amount of the 1989 Debentures were transferred by Love-1989 Florida Partners, L.P. to one of its (now former) limited partners. That former limited partner continues to hold such debentures and as of December 31, 1996 there was accrued and unpaid interest with respect thereto in the amount of $1,204,277. The Company's primary lender credit agreements held by PGIP, however, prohibit the payment of interest on the 1989 Debentures until such time as the primary lender loans are repaid. Each month, to the extent interest on the 1989 Debentures are not paid in cash, the number of shares into which they are convertible will increase. If no interest were paid prior to maturity, at maturity the 1989 Debentures would be convertible into 2,595,356 shares of Common Stock. If the conversion rights of the 1989 Debentures were exercised in full, Love-1989 Florida Partners, L.P. and the former limited partner would together directly control 61.6% of the Company's voting stock, assuming no other conversions of convertible securities.

      In 1985, a corporation owned by Alfred M. Johns, the former chairman, and his family made an uncollateralized loan to the Company which at December 31, 1996 had an outstanding balance, excluding accrued interest, of $176,000.

      On March 28, 1996, the Company's primary lender, First Union National Bank of Florida, assigned to PGIP L.L.C., a Missouri limited liability company, ("PGIP") all of its right, title and interest in its loan documents evidencing and securing its credit agreements with the Company, and the Company's subsidiaries, Sugarmill Woods, Inc., Burnt Store Marina, Inc., and Gulf Coast Credit Corporation. PGIP is owned and managed by Love Savings Holding Company. Andrew S. Love, Jr. and Laurence A. Schiffer own more than 50% of all the issued and outstanding voting stock of Love Savings Holding Company and serve as the directors and officers of the company. At the time of the assignment, the Company owed First Union $9,007,000 in principle and accrued interest. PGIP purchased such right, title and interest for approximately $5,548,000. As the purchaser of the loan documents, PGIP has a first mortgage on the part of the Property owned by the Company proposed to be sold under the Sale Agreement. PGIP accepted assignment of the credit agreements, which were in default with respect to which the maturity of the indebtedness secured by the loan documents had been accelerated, and advised the Company that so long as the Company markets and sells its remaining undeveloped land with satisfactory efforts and results, including payments out of sale proceeds to PGIP, PGIP does not intend to proceed with collection of the principal and interest due under the loan documents. PGIP will agree to release the Property as payments of the net sales proceeds are made to PGIP. PGIP, as first mortgage holder of the Property, shall be paid first from the proceeds from such sale, except to the extent otherwise agreed, and may profit if such sale takes place and the funds remitted to PGIP exceed the above purchase price of $5,548,000.

      In January 1997, Sugarmill Woods, Inc, the Company's wholly-owned subsidiary, and L-PGI entered into a Sale Agreement with The Nature Conservancy for the sale of a approximately 5,240 acres of undeveloped real estate to The Nature Conservancy. L-PGI, a Missouri limited partnership, is managed by the general partner, Love Investment Company. Andrew S. Love, Jr. is the Chairman and principal stockholder of Love Investment Company. Sugarmill Woods, Inc. owns approximately 4,890 acres of the land under the Sale Agreement and L-PGI owns the remaining 350 acres. See "Item 1.
Business - Recent Developments."

      Messrs. Love and Schiffer have varying degrees of personal financial stakes in the Company, Love-PGI Partners, L.P., Love-1989 Florida Partners, L.P., Love Investment Company, Love Real Estate Company, Love Savings Holding Company, and PGIP.

      The Company believes that the foregoing transactions were on terms comparable to those which would have been obtained from unaffiliated persons.

Item 13.  Exhibits, Financial Statement Schedules & Reports on Form 8-K
-------   -------------------------------------------------------------

                                                                Form 10-KSB
(a)   1.    Financial Statements                                Page No.
                                                                --------
      Report of Independent Accountants                              24
      Consolidated Statements of Financial Position December
      31, 1996 and 1995                                              25
      Consolidated Statements of Operations Years Ended
      December 31, 1996 and 1995                                     26
      Consolidated Statements of Cash Flows Years Ended
      December 31, 1996 and 1995                                    27-28
      Consolidated Statements of Stockholders' Deficiency
      years Ended December 31, 1996 and 1995                         29
      Notes to Consolidated Financial Statements                    30-43

(a)   2.    Exhibits
      Reference is made to the Exhibit Index contained on pages 52 to 56 herein for a list of exhibits filed under this Item.

(b)   Reports on Form 8-K.

      None were filed in the fourth quarter of 1996.

-------------------------------------------------------------

(c) See the Exhibit Index contained on pages 52 to 56 herein for a list of each management contract, compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this report: Exhibits 10.1, 10.2, and 10.5.

(d)   None

                   CONSENT OF INDEPENDENT ACCOUNTANTS

      We consent to the incorporation by reference in the registration statement of PGI Incorporated and subsidiaries on Form S-8 (File 2-77149) of our report dated March 4, 1997 relating to the consolidated financial statements and financial statement schedule of PGI Incorporated and subsidiaries which report is included in this Annual Report on Form 10-KSB. Our report contains an explanatory paragraph regarding uncertainty as to the ability of the Company to continue as a going concern.

St. Louis, Missouri
March 31, 1997                                              BDO Seidman

                                SIGNATURES
                                ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Louis, State of Missouri, on this 15th day of April, 1997.

                                          PGI INCORPORATED
                                          (Registrant)

                                          By: /s/Laurence A. Schiffer
                                              ------------------------------
                                          Laurence A. Schiffer, President


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

Signature                           Title                               Date
---------                           -----                               ----
/s/Andrew S. Love, Jr.              Chairman of the Board               April 15, 1997
-------------------------------     Secretary
Andrew S. Love, Jr.

/s/Laurence A. Schiffer             Vice Chairman of the                April 15, 1997
-------------------------------     Board
Laurence A. Schiffer                President
                                    Principal Executive
                                    Officer since February 1994

/s/Gloria D. Clement                Chief Financial                     April 15, 1997
-------------------------------     Officer
Gloria D. Clement

/s/Annette M. Kovarik               Chief Accounting                    April 15, 1997
-------------------------------     Officer
Annette M. Kovarik

                                                                               Sequential
EXHIBIT INDEX                                                                  Page Number
-------------                                                                  -----------
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

3.5 Amendments to the Bylaws of Registrant by the Board of Directors of PGI Incorporated by Unanimous Written Consent, dated as of March
       17, 1995 (filed as Exhibit 3.5 to the December 31, 1995 Form 10KSB and incorporated herein by reference).

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



                                                                               Sequential
EXHIBIT INDEX (Continued)                                                      Page Number
-------------------------                                                      -----------
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

4.6 Amendment to Restated Loan Agreement No. 1(Receivables Loan), as well as Restated Consolidating Substituted Renewal Note relating thereto, dated as of March 25, 1987 (filed as Exhibit 4.9 to the 1986 Form 10-K and incorporated herein by reference).

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

4.9 Purchase Agreement among Finova Financial Services, PGI Incorporated and Punta Gorda Developers, Inc., as well as certain Exhibits and the Mortgage related thereto, dated March 15, 1988 (filed as Exhibit 1 to Registrant's Form 8-K dated as of March 28, 1988 and incorporated herein by reference).

4.10   Tenth Mortgage and Loan Modification Agreement between PGI
       Incorporated, Punta Gorda Developers, Inc., as well as certain
       Exhibits and the Mortgage related thereto, dated May 30, 1989
       (filed as Exhibit 1 to Registrant's Form 8-K dated as of June 8,
       1989 and incorporated herein by reference).



                                                                               Sequential
EXHIBIT INDEX (Continued)                                                      Page Number
-------------------------                                                      -----------
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

4.15   Forbearance Agreement dated as of October 12, 1995 by First Union
       National Bank of Florida, PGI Incorporated, Sugarmill Woods, Inc.,
       Burnt Store Marina, Inc., Gulf Coast Credit Corporation, Southern
       Woods, Incorporated, Punta Gorda Isles, Inc., Deep Creek
       Utilities, Inc., Burnt Store Utilities, Inc. and Sugarmill Woods
       Sales, Inc. (filed as Exhibit 4(i) to Registrant's Form 8-K on
       November 1, 1995 and incorporated herein by reference).

4.16 Note and Loan Document Purchase Agreement dated as of October 12, 1995 by First Union National Bank of Florida, PGIP L.L.C., PGI
       Incorporated, Sugarmill Woods, Inc., Burnt Store Marina, Inc., and
       Gulf Coast  Credit Corporation (filed as Exhibit 4(ii) to
       Registrant's Form 8-K on November 1, 1995 and incorporated herein by reference).



                                                                               Sequential
EXHIBIT INDEX (Continued)                                                      Page Number
-------------------------                                                      -----------

4.17   Note Purchase and Loan Transaction dated as of
       March 28, 1996, by First Union National Bank of
       Florida, PGIP, LLC, PGI Incorporated, Sugarmill
       Woods, Inc., Burnt Store Marina, Inc. and Gulf
       Coast Credit Corporation.

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

10.8   Option Agreement For Sale and Purchase dated January 31, 1997 between
       Sugarmill Woods, Inc., Love-PGI Partners, L.P., and The Nature
       Conservancy.



                                                                               Sequential
EXHIBIT INDEX (Continued)                                                      Page Number
-------------------------                                                      -----------

11. Statements re: Computation of Per Share Earnings, filed herein on page 56 of this Annual Report on Form 10-KSB.

12.    Inapplicable.

13.    Inapplicable.  No information in Registrant's Annual Report to
       Stockholders for the year ended December 31, 1988 has been incorporated by reference as part of this Amended Annual Report on Form 10-K.

16. Coopers and Lybrand's letter to the SEC dated February 9, 1995 (filed as Exhibit 16 to the Registrant's From 8-K dated February 9, 1995 and incorporated herein by reference).

18.    Inapplicable.

19.    Inapplicable.

21.    Subsidiaries of the Registrant, filed herein on page 57 of this Annual
       Report on Form 10-KSB.

23. Consent of Independent Accountants, filed herein on page 50 of this Annual Report on Form 10-KSB.

24.    Power of Attorney for Directors filed herein on page 51 of this Annual
       Report on Form 10-KSB.

27.    Financial Data Schedule.

28.    Inapplicable.

29.    Inapplicable.

      The Registrant agrees to furnish to the Securities and Exchange Commission upon request, pursuant to Item 601(b)(4)(iii) of the Regulation S-B, copies of Registrant and its consolidated subsidiaries.