Form 10-Q
period 1997-03-31
PGI INC
filed 1997-05-15
CIK 81157

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB


(Mark One)
----
 x      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----    EXCHANGE ACT OF 1934

        For the quarterly period ended              March 31, 1997
                                       ---------------------------------------

                                      OR
----
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----    EXCHANGE ACT OF 1934

        For the transition period from                   to
                                       -----------------    ------------------


        Commission File Number          1-6471
                               -----------------------------------------------


        PGI INCORPORATED
        ----------------------------------------------------------------------

       (Exact name of small business issuer as specified in its charter)

        FLORIDA                                     59-0867335
----------------------------------     ---------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

        212 SOUTH CENTRAL, SUITE 100; ST. LOUIS, MISSOURI  63105
        ----------------------------------------------------------------------

        (Address of principal executive offices)

        (314) 512-8650
        ----------------------------------------------------------------------

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
                       -----    ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 14, 1997 there were 3,317,555 shares of the Registrant's common stock outstanding.

     Transitional Small Business Disclosure Format (Check one):
        Yes        No   X
            -----    ------

                             PGI INCORPORATED AND SUBSIDIARIES
                                        FORM 10-QSB
                           For the Quarter Ended March 31, 1997

                                    Table of Contents

                                 ---------------------

                                                                    Form 10-QSB
                                                                      Page No.
                                                                    -----------

PART I        Financial Information

   Item 1       Financial Statements
                Consolidated Statements of Financial Position
                   March 31, 1997 and December 31, 1996                  3
                Consolidated Statements of Operations
                   Three Months Ended March 31, 1997 and 1996            4
                Condensed Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1997 and 1996            5
                Notes to Consolidated Financial Statements
                   for Form 10-QSB                                     6 - 10

   Item 2       Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                11 - 14


PART II       Other Information

   Item 1       Legal Proceedings                                        15
   Item 2       Changes in Securities                                    15
   Item 3       Defaults Upon Senior Securities                          15
   Item 4       Submission of Matters to a Vote of Security Holders      15
   Item 5       Other Information                                        15
   Item 6       Exhibits and Reports on Form 8-K                      17 - 19

SIGNATURES                                                               16

                                 PGI INCORPORATED AND SUBSIDIARIES


PART I        Financial Information

   Item 1     Financial Statements

                           CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                          ($ in thousands)
                                                         March 31,      December 31,
                                                           1997            1996
                                                        -----------     ------------
                                                        (unaudited)
ASSETS
   Cash, including restricted cash of $1,147,000
        and $1,140,000                                   $    1,157     $    1,152
     Receivables on real estate sales - net                     226            318
     Other receivables                                           29             26
     Land and improvement inventories                         9,012          9,016
     Property and equipment - net                                27             46
     Other assets                                               755            759
                                                         ----------     ----------
                                                         $   11,206     $   11,317
                                                         ==========     ==========

LIABILITIES
     Accounts payable                                    $      106     $       78
     Other liabilities                                        1,456          1,428
     Accrued interest:
        Primary lender                                        2,703          2,461
        Debentures                                            7,208          6,880
        Other                                                 1,491          1,449
     Credit agreements -
        Primary lender                                        7,323          7,307
     Notes and mortgages payable                              3,659          3,667
     Convertible subordinated
        debentures payable                                    9,059          9,059
     Convertible debentures payable                           1,500          1,500
                                                         ----------     ----------

                                                             34,505         33,829
                                                         ----------     ----------
     Commitments and contingencies

STOCKHOLDERS' EQUITY
     Preferred stock, par value $1.00 per share;
        authorized 5,000,000 shares; 2,000,000 Class A
        cumulative convertible shares issued and
        outstanding; (liquidation preference
        of $4.00 per share or $8,000,000)                     2,000          2,000
     Common stock, par value $.10 per share;
        authorized 25,000,000 shares; 3,317,555 shares
        issued and outstanding                                  332            332
     Paid in capital                                         13,698         13,698
     Accumulated deficit                                    (39,329)       (38,542)
                                                         ----------     ----------

                                                            (23,299)       (22,512)
                                                         ----------     ----------

                                                         $   11,206     $   11,317
                                                         ==========     ==========


See accompanying notes to consolidated financial statements for Form 10-QSB.

                           PGI INCORPORATED AND SUBSIDIARIES



PART I        Financial Information (Continued)

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                   ($ in thousands)
                                     (Unaudited)
                                                    Three Months Ended
                                                  ---------------------
                                                   March 31,   March 31,
                                                     1997        1996
                                                  ---------   ---------
REVENUES
     Interest income                                     11          30
     Other income                                       134          92
                                                  ---------   ---------
                                                        145         122
                                                  ---------   ---------

COSTS AND EXPENSES
     Selling expenses                                     2           6
     General & administrative expenses                  150         104
     Interest                                           654         573
     Other expenses                                     126          99
                                                  ---------   ---------
                                                        932         782
                                                  ---------   ---------

NET INCOME (LOSS)                                 $    (787)  $    (660)
                                                  =========   =========
NET INCOME (LOSS) PER SHARE (<F*>)
     Primary and fully diluted                    $    (.29)  $    (.25)
                                                  =========   =========

(<F*>) Considers the effect of cumulative preferred dividends in arrears for the three months ended March 31, 1997 and 1996.




See accompanying notes to consolidated financial statements for form 10-QSB.

                            PGI INCORPORATED AND SUBSIDIARIES


PART I        Financial Information (Continued)

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    ($ in thousands)
                                       (Unaudited)
                                                             Three Months Ended
                                                        ----------------------------
                                                          March 31,      March 31,
                                                            1997           1996
                                                         -----------    ----------
Net cash provided by (used in) operating activities      $       (3)    $     113
                                                         ----------     ---------

Cash flows from financing activities:
     Proceeds from borrowings                                    67             -
     Principal payments on debt                                 (59)         (148)
                                                         ----------     ---------
     Net cash provided by (used in) financial activities          8          (148)
                                                         ----------     ---------

Net increase (decrease) in cash                                   5           (35)

Cash at beginning of period                                   1,152         1,165
                                                         ----------     ---------

Cash at end of period                                    $    1,157     $   1,130
                                                         ==========     =========

                       PGI INCORPORATED AND SUBSIDIARIES



     See accompanying notes to consolidated financial statements for Form
     10-QSB.

                  Notes to Consolidated Financial Statements

(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all disclosures necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The Company's independent accountants included an explanatory paragraph regarding the Company's ability to continue as a going concern in their opinion on the Company's consolidated financial statements for the year ended December 31, 1996.

     The Company continues, however, to remain in default under the indentures governing its convertible unsecured subordinated debentures (the "Indentures") (See Management's Discussion and Analysis of Financial Condition and Results of Operations). However, as more fully discussed in Note 10 to the Company's consolidated financial statements for the year ended December 31, 1996, as contained in the Company's Annual Report on Form 10-KSB, the Company's management is seeking purchasers for its remaining undeveloped land.

     The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the Company be unsuccessful in its sales and refinancing efforts.

     In the opinion of management, subject to the effects on the Company's unaudited consolidated financial statements of such adjustments, if any, as might have been required had the outcome of the matters discussed in the preceding paragraph been known, all other adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the three months ended March 31, 1997 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 1997 or any other interim period.

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

                      PGI INCORPORATED AND SUBSIDIARIES

(3)  Per Share Data

     Primary per share amounts are computed by dividing net income (loss), after considering cumulative dividends in arrears on the Company's preferred stock, by the average number of common shares and common stock equivalents outstanding. For this purpose, the Company's cumulative convertible preferred stock, convertible subordinated debentures and collateralized convertible debentures are not deemed to be common stock equivalents, but outstanding vested stock options are considered as such. However, under the treasury stock method, no vested stock options were assumed to be exercised, and therefore no common stock equivalents existed, for the calculation of primary per share amounts for the three months ended March 31, 1997 and 1996.
     The average number of common shares outstanding for the three months ended March 31, 1997 and 1996 was 3,317,555, respectively.

     Fully diluted per share amounts are computed by dividing net income
     (loss) by the average number of common shares outstanding, after adjusting both for the estimated effects of the assumed exercise of stock options and the assumed conversion of all cumulative convertible preferred stock, convertible subordinated debentures and collateralized convertible debentures into shares of common stock. For the three months ended March 31, 1997 and 1996, no stock options were assumed to be exercised and the effect of the assumed exercise of stock options and the assumed conversion of all cumulative convertible preferred stock, convertible subordinated debentures and collateralized convertible debentures would have been anti-dilutive.

(4)  Statement of Cash Flows

     The Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows", which requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. Interest paid for the three months ended March 31, 1997 and 1996 was $42,000 and $53,000, respectively.

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

                      PGI INCORPORATED AND SUBSIDIARIES

(6)  Receivables on Real Estate Sales

     Net receivables on real estate sales consisted of:

                                                    March 31,    December 31,
                                                      1997           1996
                                                   ----------    ------------
                                                        ($ in thousands)
     Contracts receivable on homesite sales        $      984    $    1,076
     Other                                                 96            98
                                                   ----------    ----------
                                                        1,080         1,174
     Less:  Allowance for cancellations                  (806)         (806)
            Unamortized valuation discount                (48)          (50)
                                                   ----------    ----------
                                                   $      226    $      318
                                                   ==========    ==========

(7)  Land and Improvements

     Land and improvement inventories consisted of:

                                                    March 31,    December 31,
                                                      1997           1996
                                                   ----------    ------------
                                                        ($ in thousands)
     Unimproved land                               $    8,724     $    8,724
     Fully improved land                                  288            292
                                                   ----------     ----------
                                                   $    9,012     $    9,016
                                                   ==========     ==========

(8)  Property and Equipment

     Property and equipment consisted of:

                                                    March 31,    December 31,
                                                      1997           1996
                                                   ----------    ------------
                                                        ($ in thousands)
     Furniture, fixtures and other equipment       $      211     $      363
     Less:  Accumulated depreciation                     (184)          (317)
                                                   ----------     ----------
                                                   $       27     $       46
                                                   ==========     ==========

(9)    Other Assets

     Other assets consisted of:

                                                    March 31,    December 31,
                                                      1997           1996
                                                   ----------    ------------
                                                        ($ in thousands)
     Guaranteed future connections related to
        sale of utility plants and equipment, net  $      621     $      621
     Deposit with Trustee of 6-1/2% debentures            126            125
     Other                                                  8             13
                                                   ----------     ----------
                                                   $      755     $      759
                                                   ==========     ==========

                      PGI INCORPORATED AND SUBSIDIARIES

(10)    Other Liabilities

     Other Liabilities consisted of:

                                                    March 31,    December 31,
                                                      1997           1996
                                                   ----------    ------------
                                                        ($ in thousands)
     Accrued property taxes
        - current                                  $      260     $       208
        - delinquent                                      476             476
     Other accrued expenses                               293             316
     Deposits, advances and escrows                       345             346
     Estimated recourse liability for
        receivables sold                                   66              66
     Other                                                 16              16
                                                   ----------     -----------
                                                   $    1,456     $     1,428
                                                   ==========     ===========

(11) Primary Lender Credit Agreements, Notes and Mortgages Payable and Convertible Subordinated Debentures Payable

     Credit agreements with the Company's primary lender and notes and mortgages payable consisted of the following:

                                                    March 31,    December 31,
                                                      1997           1996
                                                   ----------    ------------
                                                        ($ in thousands)
     Credit agreements - primary lender:
        (maturing July 8, 1997, bearing interest
          at prime plus 5%):                       $    7,323     $     7,307

     Notes and mortgages payable - $1,326,000
        bearing interest at 12-1/4%, $1,176,000
        bearing interest at prime plus 2%, the
        remainder bearing interest at varying
        rates to 23%; maturing through 2000             3,659           3,667
                                                   ----------     -----------

     Convertible subordinated debentures payable:

     At 6-1/2% interest; due June 1991;
       convertible into shares of common stock
       at $18.00 per share                         $    1,034     $     1,034
     At 6% interest; due May 1, 1992; convertible
       into shares of common stock at
       $19.50 per share                                 8,025           8,025
                                                   ----------     -----------
                                                   $    9,059     $     9,059
                                                   ----------     -----------

     Collateralized convertible debentures
       payable:

     At 14% interest; due July 8, 1997,
       convertible into shares of common stock
       at $1.72 per share                               1,500           1,500
                                                   ----------     -----------
                                                   $   21,541     $    21,533
                                                   ==========     ===========

                      PGI INCORPORATED AND SUBSIDIARIES

(12) Real Estate Sales and Other Income

     There were no real estate sales for the three months ended March 31, 1997 and 1996.

     Other income for the three months ended March 31, 1997 and 1996 consisted of:

                                                             Three Months Ended
                                                        ----------------------------
                                                          March 31,      March 31,
                                                            1997           1996
                                                         -----------    ----------
                                                             ($ in thousands)
     Commission income                                   $     102      $      78
        Other income                                            32             14
                                                         ---------      ---------
                                                         $     134      $      92
                                                         =========      =========

(13) Commitments and Contingencies

     The aggregate outstanding balances of all receivables sold and exchanged with recourse totaled $190,000 and $246,000 at March 31, 1997 and December 31, 1996, respectively. Based on its collection experience with such receivables, the Company maintained allowances at both March 31, 1997 and December 31, 1996, classified in other liabilities, of $66,000 for the recourse provisions related to all receivables sold.

(14) Income Taxes

     Effective January 1, 1993 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Under the deferred method deferred taxes were recognized using the tax rate applicable to the year of the calculation and were not adjusted for subsequent changes in tax rates. Based on the Company's current tax status and current tax laws, adoption of SFAS No. 109 did not have a material effect on the Company's financial position.

     At December 31, 1996, the Company had an operating loss carryforward of approximately $34,000,000 to reduce future taxable income. These operating losses expire at various dates through 2,009.

     The following summarizes the temporary differences of the Company at December 31, 1996 at the current statutory rate:

     Deferred tax asset:
        Net operating loss carryforward            $12,531,000
        Adjustments to reduce land to
          net realizable value                          12,000
        Expenses capitalized under IRC 263(a)           56,000
        ITC carryforward                               215,000
        Other                                            2,000
        Valuation allowance                        (10,347,000)
                                                   -----------
                                                     2,469,000
                                                   -----------
     Deferred tax liability
        Basis difference of land and
          improvement inventories                    2,453,000
        Excess tax over book depreciation               16,000
                                                   -----------
                                                     2,469,000
                                                   -----------
        Net deferred tax asset                     $         0
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

Results of Operations

   Revenues for the first three months of 1997 increased by $23,000 to $145,000 from $122,000 for the comparable 1996 period. A net loss of $787,000 was incurred for the first three months of 1997 compared to a net loss of $660,000 for the first three months of 1996. After consideration of cumulative preferred dividends in arrears, totaling $160,000 for each of the three months ended March 31, 1997 and 1996 ($.05 per share of common stock), net losses per share of $.29 and $.25, respectively, were reported for the three month periods ended March 31, 1997 and 1996.

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

     There were no real estate sales for the three months ended March 31, 1997 and 1996.

     Other income for the three months ended March 31, 1997 and 1996 consisted of:

                                                    Three Months Ended
                                                   -------------------

                                                   March 31,   March 31,
                                                      1997        1996
                                                   ---------   ---------
                                                     ($ in thousands)
     Commission income                             $    102    $      78
     Other income                                        32           14
                                                   --------    ---------
                                                   $    134    $      92
                                                   ========    =========

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

     Cash used in operating activities for the three months ended March 31, 1997 was $3,000 compared to $113,000 cash provided by operating activities for the comparable

                      PGI INCORPORATED AND SUBSIDIARIES


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


1996 period. During the first three months of 1997, financing activities provided $8,000 in cash flow with $67,000 in proceeds from borrowings. Net cash used in financing activities was $59,000 for normal debt repayment as compared to $148,000 for the same period in 1996.

Analysis of Financial Condition

     Assets totaled $11.2 million at March 31, 1997 compared to $11.3 million at December 31, 1996, reflecting the following changes:

                                             March 31,   December 31,   Increase
                                               1997         1996       (Decrease)
                                            ---------   ------------   ----------
                                                       ($ in thousands)

     Cash                                   $    1,157  $    1,152     $     5
     Receivables                                   255         344         (89)
     Land and improvement inventories            9,012       9,016          (4)
     Net property and equipment                     27          46         (19)
     Other assets                                  755         759          (4)
                                            ----------  ----------     --------
                                            $   11,206  $   11,317     $   (111)
                                            ==========  ==========     ========

                      PGI INCORPORATED AND SUBSIDIARIES


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

   Liabilities were $34.5 million at March 31, 1997 compared to $33.8 million at December 31, 1996, reflecting the following changes among categories.

                                             March 31,   December 31,   Increase
                                               1997         1996       (Decrease)
                                            ---------   ------------   ----------
                                                       ($ in thousands)

     Accounts payable                       $      106  $       78     $    28
     Other liabilities                           1,456       1,428          28
     Accrued interest                           11,402      10,790         612
     Credit agreements - primary lender          7,323       7,307          16
     Notes and mortgages payable                 3,659       3,667          (8)
     Convertible subordinated
       debentures payable                        9,059       9,059           -
     Convertible debentures payable              1,500       1,500           -
                                            ----------  ----------     -------
                                            $   34,505  $   33,829     $   676
                                            ==========  ==========     =======

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

   The Company remains in default of the entire principal plus interest on its convertible subordinated debentures. The amounts due are as indicated in the following table:

                                                               March 31, 1997
                                                           ----------------------
                                                           Principal     Unpaid
                                                           Amount Due    Interest
                                                           ----------   ---------
                                                               ($ in thousands)
     Convertible subordinated debentures due June 1, 1991  $    1,034   $     486
     Convertible subordinated debentures due May 1, 1992        8,025       3,975
                                                           ----------   ---------
                                                           $    9,059   $   4,461
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

   (c) No report on Form 8-K was filed during the quarter ended March 31, 1997.

                    PGI INCORPORATED AND SUBSIDIARIES



                                 SIGNATURES


   In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     PGI INCORPORATED
            ---------------------------------
                       (Registrant)



Date:        May 15, 1997                    /s/Laurence A. Schiffer
    ---------------------------------        ---------------------------------
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