Form 10QSB
period 1997-06-30
PGI INC
filed 1997-08-14
CIK 81157

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB


(Mark One)

/ x / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended          June 30, 1997
                                      ------------------------------------------

                                       OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from                     to
                                      -------------------    -------------------

       Commission File Number          1-6471
                             ---------------------------------------------------


       PGI INCORPORATED
       -------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

       FLORIDA                                       59-0867335
--------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

       212 SOUTH CENTRAL, SUITE 100; ST. LOUIS, MISSOURI  63105
       -------------------------------------------------------------------------
       (Address of principal executive offices)

       (314) 512-8650
       -------------------------------------------------------------------------
       (Issuer's telephone number)


       -------------------------------------------------------------------------
       (Former Name, Former Address and Former Fiscal Year, if changed since last report)


      Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X    No      .
                       -----     -----

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 1997 there were 5,317,758 shares of the Registrant's common stock outstanding.

      Transitional Small Business Disclosure Format (Check one):
            Yes       No   X
               -----     -----

                       PGI INCORPORATED AND SUBSIDIARIES
                                  FORM 10-QSB
                      For the Quarter Ended June 30, 1997

                               Table of Contents

                             ---------------------

                                                                              Form 10-QSB
                                                                                Page No.
                                                                              -----------
PART I      Financial Information

      Item 1             Financial Statements
                         Consolidated Statements of Financial Position
                            June 30, 1997 and December 31, 1996                     3
                         Consolidated Statements of Operations
                            Three and Six Months Ended June 30, 1997 and 1996       4
                         Condensed Consolidated Statements of Cash Flows
                            Six Months Ended June 30, 1997 and 1996                 5
                         Notes to Consolidated Financial Statements
                            for Form 10-QSB                                       6 - 10

      Item 2             Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                  11 - 14


PART II     Other Information

      Item 1             Legal Proceedings                                          15
      Item 2             Changes in Securities                                      15
      Item 3             Defaults Upon Senior Securities                            15
      Item 4             Submission of Matters to a Vote of Security Holders        15
      Item 5             Other Information                                          15
      Item 6             Exhibits and Reports on Form 8-K                        17 - 19

SIGNATURES                                                                          16

                       PGI INCORPORATED AND SUBSIDIARIES

PART I            Financial Information

      Item 1      Financial Statements

                         CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                       ($ in thousands)
                                                                       June 30,     December 31,
                                                                        1997           1996
                                                                     -----------    ------------
                                                                     (unaudited)
ASSETS
      Cash, including restricted cash of $1,134,000
            and $1,140,000                                           $    1,159     $    1,152
      Receivables on real estate sales - net                                147            318
      Other receivables                                                      32             26
      Land and improvement inventories                                    9,005          9,016
      Property and equipment - net                                           23             46
      Other assets                                                          757            759
                                                                     ----------     ----------
                                                                     $   11,123     $   11,317
                                                                     ==========     ==========

LIABILITIES
      Accounts payable                                               $      140     $       78
      Other liabilities                                                   1,537          1,428
      Accrued interest:
            Primary lender                                                2,954          2,461
            Debentures                                                    7,544          6,880
            Other                                                         1,536          1,449
      Credit agreements -
            Primary lender                                                7,343          7,307
      Notes and mortgages payable                                         3,645          3,667
      Convertible subordinated
            debentures payable                                            9,059          9,059
      Convertible debentures payable                                      1,500          1,500
                                                                     ----------     ----------

                                                                         35,258         33,829
                                                                     ----------     ----------
      Commitments and contingencies

STOCKHOLDERS' EQUITY
      Preferred stock, par value $1.00 per share;
            authorized 5,000,000 shares; 2,000,000 Class A
            cumulative convertible shares issued and
            outstanding; (liquidation preference
            of $4.00 per share or $8,000,000)                             2,000          2,000
      Common stock, par value $.10 per share;
            authorized 25,000,000 shares; 5,317,758 and
            3,317,555 shares issued and outstanding                         532            332
      Paid in capital                                                    13,498         13,698
      Accumulated deficit                                               (40,165)       (38,542)
                                                                     ----------     ----------

                                                                        (24,135)       (22,512)
                                                                     ----------     ----------

                                                                     $   11,123     $   11,317
                                                                     ==========     ==========


See accompanying notes to consolidated financial statements for Form 10-QSB.

                       PGI INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                ($ in thousands)
                                  (Unaudited)
                                                        Three Months Ended              Six Months Ended
                                                      ----------------------        ------------------------
                                                      June 30,       June 30,       June 30,        June 30,
                                                        1997           1996           1997            1996
                                                      --------       -------        --------        --------
REVENUES
      Interest income                                        9             24             20              54
      Other income                                         141             77            275             169
                                                      --------       --------       --------        --------
                                                           150            101            295             223
                                                      --------       --------       --------        --------

COSTS AND EXPENSES
      Selling expenses                                       2              3              4               9
      General & administrative expenses                    213            388            363             492
      Interest                                             672            638          1,326           1,211
      Other expenses                                        99             74            225             173
                                                      --------       --------       --------        --------
                                                           986          1,103          1,918           1,885
                                                      --------       --------       --------        --------

NET INCOME (LOSS)                                     $   (836)      $ (1,002)      $ (1,623)       $ (1,662)
                                                      ========       ========       ========        ========

NET INCOME (LOSS) PER SHARE <F*>
      Primary and fully diluted                       $   (.19)      $   (.35)      $   (.37)       $   (.60)
                                                      ========       ========       ========        ========

<F*>  Considers the effect of cumulative preferred dividends in arrears for the three and six months ended June 30, 1997 and 1996.






See accompanying notes to consolidated financial statements for form 10-QSB.

                       PGI INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                  (Unaudited)
                                                                          Six Months Ended
                                                                     -------------------------

                                                                       June 30,       June 30,
                                                                        1997           1996
                                                                     ----------     ----------
Net cash provided by (used in) operating activities                  $       (7)    $       88
                                                                     ----------     ----------

Cash flows from financing activities:
      Proceeds from borrowings                                              117            115
      Principal payments on debt                                           (103)          (253)
                                                                     ----------     ----------
      Net cash provided by (used in) financial activities                    14           (138)
                                                                     ----------     ----------

Net increase (decrease) in cash                                               7            (50)

Cash at beginning of period                                               1,152          1,165
                                                                     ----------     ----------

Cash at end of period                                                $    1,159     $    1,115
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

      In the opinion of management, subject to the effects on the Company's unaudited consolidated financial statements of such adjustments, if any, as might have been required had the outcome of the matters discussed in the preceding paragraph been known, all other adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the three and six months ended June 30, 1997 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 1997 or any other interim period.

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

                       PGI INCORPORATED AND SUBSIDIARIES

(3)   Per Share Data

      Primary per share amounts are computed by dividing net income (loss), after considering cumulative dividends in arrears on the Company's preferred stock, by the average number of common shares and common stock equivalents outstanding. For this purpose, the Company's cumulative convertible preferred stock, convertible subordinated debentures and collateralized convertible debentures are not deemed to be common stock equivalents, but outstanding vested stock options are considered as such. However, under the treasury stock method, no vested stock options were assumed to be exercised, and therefore no common stock equivalents existed, for the calculation of primary per share amounts for the six months ended June 30, 1997 and 1996. The average number of common shares outstanding for the six months ended June 30, 1997 and 1996 was 5,317,758 and 3,317,555, respectively. On May 15, 1997 preferred dividends accrued through April 25, 1995 were paid in the form of 2,000,203 shares of common stock.

      Fully diluted per share amounts are computed by dividing net income
      (loss) by the average number of common shares outstanding, after adjusting both for the estimated effects of the assumed exercise of stock options and the assumed conversion of all cumulative convertible preferred stock, convertible subordinated debentures and collateralized convertible debentures into shares of common stock. For the six months ended June 30, 1997 and 1996, no stock options were assumed to be exercised and the effect of the assumed exercise of stock options and the assumed conversion of all cumulative convertible preferred stock, convertible subordinated debentures and collateralized convertible debentures would have been anti-dilutive.

(4)   Statement of Cash Flows

      The Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows", which requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. Interest paid for the six months ended June 30, 1997 and 1996 was $82,000 and $103,000, respectively.

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

                       PGI INCORPORATED AND SUBSIDIARIES

(6)   Receivables on Real Estate Sales

      Net receivables on real estate sales consisted of:

                                                               June 30,       December 31,
                                                                 1997            1996
                                                              ----------     -------------
                                                                   ($ in thousands)
      Contracts receivable on homesite sales                  $      907     $    1,076
      Other                                                           92             98
                                                              ----------     ----------
                                                                     999          1,174
      Less:  Allowance for cancellations                            (806)          (806)
             Unamortized valuation discount                          (46)           (50)
                                                              ----------     ----------
                                                              $      147     $      318
                                                              ==========     ==========

(7)   Land and Improvements

      Land and improvement inventories consisted of:

                                                               June 30,     December 31,
                                                                 1997           1996
                                                              ----------    ------------
                                                                   ($ in thousands)
      Unimproved land                                         $    8,724     $    8,724
      Fully improved land                                            281            292
                                                              ----------     ----------
                                                              $    9,005     $    9,016
                                                              ==========     ==========

(8)   Property and Equipment

      Property and equipment consisted of:

                                                               June 30,     December 31,
                                                                 1997           1996
                                                              ----------    ------------
                                                                   ($ in thousands)
      Furniture, fixtures and other equipment                 $      211     $      363
      Less:  Accumulated depreciation                               (188)          (317)
                                                              ----------     ----------
                                                              $       23     $       46
                                                              ==========     ==========

(9)   Other Assets

      Other assets consisted of:

                                                               June 30,     December 31,
                                                                 1997           1996
                                                              ----------    ------------
                                                                   ($ in thousands)
      Guaranteed future connections related to
            sale of utility plants and equipment, net         $      621     $      621
      Deposit with Trustee of 6-1/2% debentures                      128            125
      Other                                                            8             13
                                                              ----------     ----------
                                                              $      757     $      759
                                                              ==========     ==========

                       PGI INCORPORATED AND SUBSIDIARIES

(10)  Other Liabilities

      Other Liabilities consisted of:

                                                               June 30,     December 31,
                                                                 1997           1996
                                                              ----------    ------------
                                                                   ($ in thousands)
      Accrued property taxes
            - current                                         $      103     $      208
            - delinquent                                             690            476
      Other accrued expenses                                         340            316
      Deposits, advances and escrows                                 322            346
      Estimated recourse liability for
            receivables sold                                          66             66
      Other                                                           16             16
                                                              ----------     ----------
                                                              $    1,537     $    1,428
                                                              ==========     ==========

(11) Primary Lender Credit Agreements, Notes and Mortgages Payable and Convertible Subordinated Debentures Payable

      Credit agreements with the Company's primary lender and notes and mortgages payable consisted of the following:

                                                               June 30,     December 31,
                                                                 1997          1996
                                                              ----------    ------------
                                                                   ($ in thousands)
      Credit agreements - primary lender:
            (maturing July 8, 1997, bearing interest
              at prime plus 5%):                              $    7,343     $    7,307

      Notes and mortgages payable - $1,283,000
            bearing interest at 12-1/4%, $1,176,000
            bearing interest at prime plus 2%, the
            remainder bearing interest at varying
            rates to 23%; maturing through 2000                    3,645          3,667
                                                              ----------     ----------

      Convertible subordinated debentures payable:

      At 6-1/2% interest; due June 1991; convertible
        into shares of common stock at
        $18.00 per share                                      $    1,034     $    1,034
      At 6% interest; due May 1, 1992; convertible
        into shares of common stock at
        $19.50 per share                                           8,025          8,025
                                                              ----------     ----------
                                                              $    9,059     $    9,059
                                                              ----------     ----------

      Collateralized convertible debentures payable:

      At 14% interest; due July 8, 1997, convertible
        into shares of common stock at
        $1.72 per share                                            1,500          1,500
                                                              ----------     ----------
                                                              $   21,547     $   21,533
                                                              ==========     ==========

                       PGI INCORPORATED AND SUBSIDIARIES

(12)  Real Estate Sales and Other Income

      There were no real estate sales for the six months ended June 30, 1997 and 1996.

      Other income for the three and six months ended June 30, 1997 and 1996 consisted of:

                                                     Three Months Ended      Six Months Ended
                                                    --------------------   -------------------
                                                     June 30,   June 30,    June 30,   June 30,
                                                       1997       1996        1997       1996
                                                    ---------  ---------   ---------  --------
                                                      ($ in thousands)     ($ in thousands)
      Commission income                             $      99  $      60   $     201  $     138
            Other income                                   42         17          74         31
                                                    ---------  ---------   ---------  ---------
                                                    $     141  $      77   $     275  $     169
                                                    =========  =========   =========  =========

(13)  Commitments and Contingencies

      The aggregate outstanding balances of all receivables sold and exchanged with recourse totaled $173,000 and $246,000 at June 30, 1997 and December 31, 1996, respectively. Based on its collection experience with such receivables, the Company maintained allowances at both June 30, 1997 and December 31, 1996, classified in other liabilities, of $66,000 for the recourse provisions related to all receivables sold.

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

      The following summarizes the temporary differences of the Company at December 31, 1996 at the current statutory rate:

      Deferred tax asset:
            Net operating loss carryforward                    $12,531,000
            Adjustments to reduce land to
              net realizable value                                  12,000
            Expenses capitalized under IRC 263(a)                   56,000
            ITC carryforward                                       215,000
            Other                                                    2,000
            Valuation allowance                                (10,347,000)
                                                               -----------
                                                                 2,469,000
                                                               -----------
      Deferred tax liability:
            Basis difference of land and
              improvement inventories                            2,453,000
            Excess tax over book depreciation                       16,000
                                                               -----------
                                                                 2,469,000
                                                               -----------
            Net deferred tax asset                             $         0
                                                               ===========

                       PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note

      Readers should understand as they read this report that the Company is not presently pursuing its core business until its debt obligations have been substantially eliminated. The reason the Company is no longer pursuing its core business is set forth with more particularity below.

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

      On January 31, 1997, Sugarmill Woods, Inc., a Florida corporation and a wholly-owned subsidiary of the Company, and Love-PGI Partners, L.P. ("L-PGI") (collectively as "Seller"), entered into an Option Agreement For Sale and Purchase ("Sale Agreement") with the Nature Conservancy, Inc., an unrelated nonprofit District of Columbia corporation ("Purchaser"), for the sale of and purchase of approximately 5,240 acres of certain undeveloped real estate located in Citrus County and Hernando County, Florida ("Property"). Approximately 4,890 acres of the Property is owned by the Company, and 350 acres is owned by L-PGI. The Option has expired, but the Company and the Nature Conservancy are negotiating the terms of a similar Option Agreement and the Company expects this will be signed in the near future.

Results of Operations

      Revenues for the first six months of 1997 increased by $62,000 to $295,000 from $223,000 for the comparable 1996 period. A net loss of $1,623,000 was incurred for the first six months of 1997 compared to a net loss of $1,662,000 for the first six months of 1996. After consideration of cumulative preferred dividends in arrears, totaling $320,000 for each of the six months ended June 30, 1997 and 1996 ($.10 per share of common stock), net losses per share of $.37 and $.60, respectively, were reported for the six month periods ended June 30, 1997 and 1996.

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

      There were no real estate sales for the six months ended June 30, 1997 and 1996.

      Other income for the three and six months ended June 30, 1997 and 1996 consisted of:

                                                     Three Months Ended     Six Months Ended
                                                    -------------------   -------------------
                                                    June 30,   June 30,   June 30,   June 30,
                                                      1997       1996       1997       1996
                                                    --------   --------   --------   --------
                                                      ($ in thousands)      ($ in thousands)
      Commission income                             $     99   $     60   $    201   $    138
      Other income                                        42         17         74         31
                                                    --------   --------   --------   --------
                                                    $    141   $     77   $    275   $    169
                                                    ========   ========   ========   ========

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

                       PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

      Cash used in operating activities for the six months ended June 30, 1997 was $7,000 compared to $88,000 cash provided by operating activities for the comparable 1996 period. During the first six months of 1997, financing activities provided $14,000 in cash flow with $117,000 in proceeds from borrowings. Net cash used in financing activities was $103,000 for normal debt repayment as compared to $253,000 for the same period in 1996.

Analysis of Financial Condition

      Assets totaled $11.1 million at June 30, 1997 compared to $11.3 million at December 31, 1996, reflecting the following changes:

                                                        June 30,   December 31,   Increase
                                                          1997         1996       (Decrease)
                                                       ----------  ------------  ----------
                                                                  ($ in thousands)
      Cash                                             $    1,159   $    1,152   $        7
      Receivables                                             179          344         (165)
      Land and improvement inventories                      9,005        9,016          (11)
      Net property and equipment                               23           46          (23)
      Other assets                                            757          759           (2)
                                                       ----------   ----------   ----------
                                                       $   11,123   $   11,317   $     (194)
                                                       ==========   ==========   ==========

                       PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

      Liabilities were $35.3 million at June 30, 1997 compared to $33.8 million at December 31, 1996, reflecting the following changes among categories.

                                                        June 30,   December 31,   Increase
                                                          1997         1996      (Decrease)
                                                       ----------  ------------  ----------
                                                                  ($ in thousands)
      Accounts payable                                 $      140   $       78   $       62
      Other liabilities                                     1,537        1,428          109
      Accrued interest                                     12,034       10,790        1,244
      Credit agreements - primary lender                    7,343        7,307           36
      Notes and mortgages payable                           3,645        3,667          (22)
      Convertible subordinated
        debentures payable                                  9,059        9,059            -
      Convertible debentures payable                        1,500        1,500            -
                                                       ----------   ----------   ----------
                                                       $   35,258   $   33,829   $    1,429
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

      The Company remains in default of the entire principal plus interest on its convertible subordinated debentures. The amounts due are as indicated in the following table:

                                                                           June 30, 1997
                                                                      ----------------------
                                                                      Principal      Unpaid
                                                                      Amount Due    Interest
                                                                      ----------    --------
                                                                          ($ in thousands)
      Convertible subordinated debentures due June 1, 1991            $    1,034    $     504
      Convertible subordinated debentures due May 1, 1992                  8,025        4,145
                                                                      ----------    ---------
                                                                      $    9,059    $   4,649
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

 (c)  No report on Form 8-K was filed during the quarter ended June 30, 1997.

                       PGI INCORPORATED AND SUBSIDIARIES

                                   SIGNATURES


      In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       PGI INCORPORATED
            -------------------------------------
                         (Registrant)



Date:        August 14, 1997                     /s/Laurence A. Schiffer
     --------------------------------------      -------------------------------
                                                 Laurence A. Schiffer
                                                 President

                       PGI INCORPORATED AND SUBSIDIARIES

EXHIBIT INDEX
-------------
                                                                        Sequential
                                                                        Page Number

 2.  Inapplicable.

 3.  Inapplicable.

 4.  Inapplicable.

10.  Inapplicable.

11.  Statements re:  Computations of Per Share Earnings, filed
     herewith                                                                 19

15.  Inapplicable.

18.  Inapplicable.

19.  Inapplicable.

22.  Inapplicable.

23.  Inapplicable.

24.  Inapplicable.

27.  Financial Data Schedule                                                  20

                                   -17-