Form 10KSB/A
period 1996-12-31
PGI INC
filed 1997-08-27
CIK 81157

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                ---------------
                                 FORM 10-KSB/A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended            December 31, 1996
                               ---------------------------------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                  to
                                    ----------------     ----------------


      Commission file number                    1-6471
                            -------------------------------------------


                               PGI INCORPORATED
-------------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)

             Florida                                    59-0867335
 -------------------------------                      -------------
 (State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                        Ident. No.)

   212 S. Central, Suite 100;        St. Louis, Missouri        63105
 --------------------------------------------------------------------------
      (Address of principal executive offices)                (Zip Code)

Registrant's Telephone Number, including area code:    (314) 512-8650
                                                      ----------------
Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each Exchange
     Title of Each Class                                on which Registered
     -------------------                               ---------------------
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

                      X  Yes         No
                    ----        ----

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

         The aggregate market value of voting stock held by non-affiliates of the registrant can not be determined. See page 11 of Form 10-KSB/A.

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 25, 1997.

         Common Stock $.10 par value, 3,317,555 shares outstanding.

The Index to Exhibits is located on pages 42 to 45 of this report.

                      PGI INCORPORATED AND SUBSIDIARIES
                             FORM 10-KSB/A - 1996
                      Contents and Cross Reference Index

Part          Item                                                                      Form 10-KSB/A
No.           No.   Description                                                            Page No.
----          ----  -----------                                                         -------------
  I             1   Business
                      General                                                                3-4
                      Recent Developments                                                    4-10
                2   Properties                                                                10
                3   Legal Proceedings                                                         10
                4   Submission of Matters to a  Vote of Security Holders                      11

 II             5   Market for Registrant's Common Equity and
                      Related Stockholder Matters                                             11
                6   Management's Discussion and Analysis or Plan
                      of Operation                                                          11-17
                7   Report of Independent Certified Public Accountants                        18
                    Financial Statements and Supplementary Data                             19-34
                8   Disagreements on Accounting and
                    Financial Disclosure                                                      34

III             9   Directors and Executive Officers of The Registrant                      34-35
               10   Executive Compensation                                                    35
               11   Security Ownership of Certain Beneficial Owners
                      and Management                                                        35-36
               12   Certain Relationships and Related Transactions                          36-39

 IV            13   Exhibits, Financial Statement Schedules and
                      Reports on Form 8-K                                                     40

Signatures                                                                                    41

Exhibit Index                                                                               42-45


                                 PART I
                                 ------
Item 1.     Business
-------     --------
GENERAL

      As used in this Annual Report on Form 10-KSB, the "Company" refers, unless the context otherwise requires, to PGI Incorporated and its subsidiaries. The Company's offices are at 8120 South Suncoast Boulevard, Homosassa, Florida 34446 and its executive offices are located at 212 S. Central, Suite 100; St. Louis, Missouri 63105, and its telephone number is
(314) 512-8650.

      The Company was founded in 1958 to engage in the business of building and selling homes, developing and selling homesites and selling undeveloped or partially developed tracts of land. Substantially all of the real estate available for sale by the Company is situated within Sugarmill Woods in west central Florida.

      In 1994 the Company closed a series of agreements executed in April 1994 wherein the Company sold to its primary bank lender the remainder of its Southern Woods developed homesites inventory (approximately 72 homesites), the remainder of the undeveloped acreage of Southern Woods (approximately 200 acres) and 162 prepaid water and sewer connections in exchange for a reduction in the principal due to its primary bank lender, a reduction in accrued interest due to that lender and the satisfaction of other liabilities and additional closing costs (the "1994 Secured Lender Transaction").

      With the closing of the 1994 Secured Lender Transaction, the Company's homesite sales efforts came to an end. After the sale of the Southern Woods development, the Company was left with only a few undeveloped homesites. Accordingly, the Company believes that a discussion of its traditional core business is no longer applicable for the reason set forth above and in the next paragraph. A discussion of the Company's traditional core business will be included in future filings on Form 10-KSB if and at such time as the Company resumes normal operations.

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

      As of January 1, 1997 the Company employed a total of 6 persons of which 4 are on a full-time basis.

RECENT DEVELOPMENTS

Option Agreement for Sale and Purchase

      On January 31, 1997, Sugarmill Woods, Inc., a Florida corporation and a wholly-owned subsidiary of the Company, and Love-PGI Partners, L.P. ("L-PGI")(collectively as "Seller"), entered into an Option Agreement For Sale and Purchase ("Sale Agreement") with The Nature Conservancy, Inc., an unrelated nonprofit District of Columbia corporation ("Purchaser"), for the sale of and purchase of approximately 5,240 acres of certain undeveloped real estate located in Citrus County and Hernando County, Florida ("Property"). Approximately 4,890 acres of the Property is owned by the Company, and 350 acres is owned by L-PGI. The Property, known as Sugarmill Woods, is located five miles south of Homosassa Springs and 60 miles north of Tampa on U.S. 19. U.S. 98 runs diagonally through its southern portion. The Sugarmill Woods area consists of rolling hills covered by cypress, oak and pine trees. Sugarmill Woods lies within the "Nature Coast" area which offers both fresh and salt water fishing and hunting in a state forest. There are public beaches, picnic areas and fishing and camping facilities in the immediate vicinity. Several rivers in the area provide access to the Gulf of Mexico.

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

      The Sale Agreement is contingent upon shareholder approval. Moreover, the Purchaser may choose not to exercise its option under the Sale Agreement. Purchaser paid an option payment of $100 and upon exercising the option, the purchase price for the Property is expected to be approximately $14,759,335 payable in cash by Purchaser subject to the adjustments below. Purchaser may assign the Sale Agreement to the State of Florida and if assigned then such purchase price may be paid by state warrant. Of the total purchase price, approximately $1,220,000 is expected to be allocated to the approximately 350 acres of the Property being sold by L-PGI, with the remaining $13,539,335 being allocated to the approximate 4,890 acres being sold by the Company. Based upon the above purchase price, the net proceeds to the Company would be approximately $13,089,335, after payment of approximately $450,000 of expenses related to the sale.

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

      The option shall expire May 28, 1997, if the Sale Agreement is not assigned to the State of Florida or not approved by the State of Florida before such date unless such date is extended. If the purchase is approved by the State of Florida, the option shall expire 120 days after the State of Florida's approval of the Sale Agreement unless extended.

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

      The Company believes the purchase price is equitable because the Property has been marketed locally and nationally for several years without bona fide offers. The Company believes the appraisals, as discussed below, indicate this is a fair price. There are two new appraisals which are only available to The Nature Conservancy and the State of Florida at this time. The Company has been assured, however, that the purchase price represents no less than 90% of appraised value. The Company believes this is the best price it will be offered for the Property, because there are thousands of individual lots and many developments of bulk sale lots in the same general vicinity that are available at reasonable prices. They are included in both golf and non-golf communities. The cost to acquire, and upgrade the Property would probably be much greater than purchasing existing improved property. The past programs of the Company and other similar companies of selling lots off premises has virtually ceased. Therefore, owners of large tracts must find other uses. The sale to The Nature Conservancy is such a use. Any interested buyer of this Property will most likely encounter the same problems that the Company did with regard to development, platting, and reselling the Property, including such things as environmental and conservation laws, and the highly competitive nature of real estate sales in Florida. Additionally, it would be difficult to find someone to purchase the Property in bulk and the acquirer may have a difficult time obtaining financing given the problems past creditors of the Company had with respect to the financing of the Property.

      In addition to the State of Florida appraisals, in September 1995, PGIP L.L.C. ("PGIP"), the holder of the Company's "First Mortgage Indebtedness" (as that terms is hereafter defined) contracted for an appraisal to update a prior appraisal conducted seven years ago on the bulk acreage owned by the Company and of which the Property is a part. Such updated appraisal reflected a value of approximately $4,855 per acre. In 1992, a predecessor of First Union National Bank of Florida ("First Union"), the Company's former primary bank lender, obtained an appraisal reflecting a value of approximately $2,930 per acre, and PGIP obtained another appraisal in September 1995, which reflected a value of approximately $2,500 per acre. Although the Company has in prior years received other appraisals which in some instances reflected a higher value than the value used to determine the purchase price, the Company believes that the more recent appraisals particularly those obtained by the State of Florida reflect a more accurate valuation of the Property. See "Item 12. Certain Relationships and Related Transactions."

      The net proceeds of the sale under the Sale Agreement will be first applied to retire all or most of the First Mortgage Indebtedness held by PGIP on the Property owned by the Company. See "Purchase of the Company's First Mortgage Indebtedness by PGIP" and "Item 12. Certain Relationships and Related Transactions" for a discussion of PGIP's relationship with the Company and the Company's officers and directors.

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

      The payment in full of accrued interest on the principal balance of the First Mortgage Indebtedness held by PGIP would result in an inability of the Company to make all of the other payments described above in the amount of approximately $825,000. As a result, the Company has requested that PGIP consider leaving in place part of the First Mortgage Indebtedness secured by a first mortgage lien on the approximately 600 acres of real estate which will continue to be owned by the Company. This would enable the Company to make all of the payments described above in full and, depending on the amount of the First Mortgage Indebtedness PGIP agrees to leave in place, to provide additional funds with which the Company can meet operating expenses and other obligations of the Company.

      PGIP has indicated to the Company that it will entertain such request and that when, as and if approved by the members, it will leave the debt in place, and thereby make additional funds available to the Company, in such amounts as may be approved by its members and subject to such other terms and conditions as shall be determined by PGIP. See "Summary of Purchase of the Company's First Mortgage Indebtedness" for a discussion of the management structure of PGIP. That section also indicates that Love Savings Holding Company (a savings and loan holding company ("LSHC") of which Messrs. Andrew
S. Love, Jr. and Laurence A. Schiffer are two of the directors and LSHC's controlling shareholders) owns the majority of the limited liability company interests in PGIP. Accordingly, Messrs. Love and Schiffer, through PGIP, will decide if and whether PGIP will leave in place part of the First Mortgage Indebtedness. Messrs. Schiffer and Love are also the Company's only directors and executive officers. Any remaining proceeds shall be for general corporate purposes, which may include retirement of additional indebtedness, working capital needs, and operating obligations of the Company.

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

Summary of Purchase of the Company's First Mortgage Indebtedness by PGIP

      For the past several years, First Union, the Company's former primary bank lender, had been threatening to foreclose on substantially all of the Company's real estate. This would have forced a liquidation of the Company. To prevent foreclosure, Messrs. Love and Schiffer, who control a large portion of the voting stock through their affiliation with L-PGI and who are the Company's only directors and executive officers, formed PGIP in August 1995 to purchase the Company's First Mortgage Indebtedness and to accept the assignment from First Union of the first mortgage securing repayment of the First Mortgage Indebtedness.

      On March 28, 1996, First Union assigned to PGIP all of its right, title
and interest in and to the loan documents   (i) evidencing First Union's credit
agreements with the Company, and the Company's subsidiaries, Sugarmill Woods, Inc., Burnt Store Marina, Inc., and Gulf Coast Credit Corporation, and (ii) securing such indebtedness with substantially all of the Company's real estate (the "Loan Documents"). At the time of the assignment, the Company and its subsidiaries owed First Union approximately $9,007,000 in principal and accrued interest (the "First Mortgage Indebtedness").

      PGIP purchased the First Mortgage Indebtedness for a total purchase price of approximately $5,548,000 (the "Purchase Price"), including amounts paid by PGIP to First Union prior to the closing of the purchase, or approximately 61.1% of the First Mortgage Indebtedness. The assignment of the Loan Documents to PGIP was pursuant to the terms and conditions of that certain Note and Loan

Documents Purchase Agreement dated as of October 12, 1995, by and between First Union, PGIP and the Borrowers, as amended by letter agreements dated November 10, 1995, December 15, 1995, January 17, 1996 and February 16, 1996 and as further amended by that certain Modification of Note and Loan Documents Purchase Agreement dated as of March 28, 1996.

      PGIP borrowed $3,249,521 of the Purchase Price from First Union (the "PGIP Notes"). The PGIP Notes bear interest at the prime rate as published in the Wall Street Journal plus 1% and mature on June 1, 1997. Interest on the PGIP Notes is payable monthly. As security for payment of its obligations under the PGIP Notes, PGIP assigned back to First Union all of its right, title and interest in and to the Loan Documents.

      While PGIP was negotiating with First Union regarding the purchase of the First Mortgage Indebtedness, First Union and the Company entered into a series of forbearance agreements, so that First Union would not foreclose on the Company's real estate. As a condition to First Union's execution of the forbearance agreement, Purchaser paid First Union multiple nonrefundable forbearance fees totaling $168,000 on December 31, 1995 ($273,000 as of March 28, 1996), which were applied to the purchase price of the Loan Documents.
In addition, upon execution of the Note Purchase Agreement, PGIP paid First Union a nonrefundable initial loan purchase installment of $241,617 (the "Initial Purchase Payment") which was applied against the Purchase Price which was paid at closing on March 28, 1996. The Initial Loan Purchase Payment paid to First Union was used by First Union to pay the Company's 1993 property tax owed to Citrus and Hernando Counties, Florida.

      Although First Union would have been willing to accept repayment of a discounted amount from the Company in exchange for cancellation of the First Mortgage Indebtedness, the Company was unable to take advantage of this corporate opportunity because it did not have the liquidity, borrowing power or ability to sell equity to raise the money necessary to take advantage of it. That is the reason Messrs. Love and Schiffer formed PGIP to purchase the First Mortgage Indebtedness.

      The largest investor in PGIP is Love Savings Holding Company ("LSHC") which holds a 72% interest and is a manager of PGIP. Andrew S. Love, Jr. and Laurence A. Schiffer own approximately 52% of all the issued and outstanding voting stock of LSHC and serve as the directors and officers of LSHC.
Messrs. Love, Schiffer and LSHC are the managers of PGIP.

       As the purchaser of the Loan Documents, PGIP has a first mortgage on the part of the property owned by the Company and proposed to be sold to The Nature Conservancy. PGIP accepted assignment of the Loan Documents, which were in default and with respect to which the maturity of the First Mortgage Indebtedness had been accelerated. The Company has been advised by PGIP that it will be the policy of PGIP not to proceed with collection of the principal and interest evidenced and secured by the Loan Documents so long as the Company pursues satisfactory efforts to market and sell the property. PGIP's policy, but not its contractual obligation, will be to facilitate sales of the property by agreeing to the release of property to be sold from the lien of the Loan Documents against payments of the net sale proceeds therefrom, after all expenses, closing costs and the like incurred by the Company in connection with any such sale, in a manner to be agreed upon by PGIP and the Company. The bulk sale of the Property to The Nature Conservancy is an integral part of the plan by which the Company intends to repay PGIP.

      Pursuant to PGIP's operating agreement, all proceeds received from repayment of the First Mortgage Indebtedness are to be distributed to its members prorata with the percent of PGIP interests each owns. Because LSHC owns 72% of PGIP, it will be entitled to 72% of any distributions PGIP makes to its members from proceeds of the sale to The Nature Conservancy received from the Company. Because Messrs. Love and Schiffer own 52% of LSHC, they would be deemed to have "profited" by 52% of the amount that the distribution to LSHC exceeds the amount LSHC paid for its PGIP interests.

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

Item 4.     Submission of Matters to a Vote of Security Holders
-------     ---------------------------------------------------

      A shareholders meeting was not held during the year 1996. Although the Florida Business Corporation Act and the Company's Bylaws as amended provide for an annual meeting of stockholders, no stockholder filed an action to compel the holding of a meeting during the year ended December 31, 1996.

                                   PART II
                                   -------

Item 5.     Market for Registrant's Common Equity and Related Stockholder
-------     -------------------------------------------------------------
            Matters
            -------

      The Company's Common Stock was traded on the American Stock Exchange, Inc. ("AMEX") (trading symbol--PGA) until January 4, 1991 at which time the Company consented to the removal of its Common Stock and 6% Convertible Subordinated Debentures from the AMEX. The Company's Common Stock and Debentures were delisted because the Company's financial condition no longer satisfied the AMEX's listing requirements. Subsequent to the AMEX de-listing the Company attempted to establish relations with a brokerage firm who would serve as a market maker for the Common Stock. Based on information received from The National Quotation Bureau, Inc., there have been no reported transactions in the Company's Common

Stock since January 29, 1991. During the period January 1, 1991 through January 29, 1991 the high and low bid price for the Common Stock was $.03 and the high and low offer price was $.10. No dividends have ever been paid on the Common Stock, and payment of dividends is restricted under the terms of the two indentures pursuant to which the Company's outstanding debentures are issued.
As of December 31, 1996 there were 676 holders of record of the Company's Common Stock and 453 debenture holders.

Item 6.     Management's Discussion and Analysis or Plan of Operation
-------     ---------------------------------------------------------

PRELIMINARY NOTE

      During the fiscal year ended December 31, 1996, the Company's business focus and emphasis concentrated on sales and marketing efforts almost exclusively on the disposition in bulk of its undeveloped, platted, residential real estate. This change was prompted by its continuing financial difficulties due to the principal and interest owed on its debt and managements' conclusion that a bulk sale was the best way to reduce the Company's debt service obligations. If the Company is successful in its sale of this undeveloped land, its remaining inventory will consist of undeveloped commercial property. There can be no assurance that the Company will be successful in its efforts to effect a bulk sale. Assuming a bulk sale occurs, the Company intends to decide at that point whether it will pursue the development and sale of the remaining property in accordance with its traditional core business plans or whether it will attempt to sell such property in bulk. That decision will depend, in part, on whether the Company believes it can generate more revenue by developing and selling individual commercial properties or by selling in bulk.

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

Real Estate Activities
----------------------

      Sales revenues by major components for real estate operations
(excluding improvement revenues related to prior sales) for the years 1996 and 1995 were:


                                           1996       1995
                                           ----       ----
                                           ($ in thousands)
      Homesite sales-gross                 $   -     $  44
      Acreage sales                            -        80
                                           -----     -----
                                           $   -     $ 124
                                           =====     =====

      Cost by major component for real estate operations (excluding improve costs related to prior sales) for the years 1996 and 1995 were:

                                             1996      1995
                                             ----      ----
                                            ($ in thousands)
      Homesite sales-gross                   $  -      $ 56
      Acreage sales                             -         6
                                             ----      ----
                                             $  -      $ 62
                                             ====      ====

      Gross profit margins by major components for real estate operations for the years 1996 and 1995 were:

                                1996       %              1995         %
                                ----       -              ----         -
                                              ($ in thousands)
      Homesite sales-gross      $ -       - %             $(12)     (27.3)%
      Acreage sales               -       - %               74       92.5 %
                                ---       ---             ----      -------
                                $ -       - %             $ 62       50.0 %

Home Sales
----------

      There were no home sales in 1996 and 1995.

      The Company believed economic conditions and increased competition negatively impacted housing sales and that the Company would not experience a substantial improvement in either home sales volume or gross profit margins. In response to this outlook, the Board of Directors in 1994 temporarily suspended the new home construction operation in Sugarmill Woods.


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

      Changes in other income for the years 1996 and 1995 were:

                                            1996              1995
                                            ----              ----
                                               ($ in thousands)
Commission income                           $325              $277
Timber income                                  -               138
Other income                                  71               255
                                            ----              ----
                                            $396              $670

      Commission income increased by $48,000 in 1996 to $325,000 from $277,000 in 1995. There was no timber income in 1996 as compared to $138,000 in 1995. Other income decreased by $184,000 in 1996 to $71,000 from $255,000 in 1995. The decrease is a result of a $151,000 gain on installment sale in 1995. There were no installment sales in 1996.

Costs and Expenses
------------------

      The relationship of selling expenses and real estate sales was as follows:

                                                  1996              1995
                                                  ----              ----
                                                     ($ in thousands)
      Selling expenses                            $11                $39
      Selling expenses as a
         percentage of gross
         sales revenues for real
         estate operations                          -%              31.5%

      Selling expenses decreased by $28,000 (71.79%) during 1996 compared to 1995 and in 1995 they decreased by $139,000 (78.18%) compared to 1994. The decreases are a result of the reduction in selling activity.

      The relationship of general and administrative expenses and real estate sales was as follows:

                                                  1996              1995
                                                  ----              ----
                                                     ($ in thousands)
      General and administrative
         expenses                                 $843              $541
      General and administrative
         expenses as a percentage
         of gross sales revenues for
         real estate operations                      -%            436.3%

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

      Interest expense for the two years ended December 31, 1996 was:

                                                  1996              1995
                                                  ----              ----
                                                     ($ in thousands)
      Interest expense                           $2,512            $2,380

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

FINANCIAL CONDITION

      Assets totaled $11.3 million at December 31, 1996 compared to $11.7 million at December 31, 1995 reflecting the following changes:

                                                       1996                    1995                  Inc. (Dec.)
                                                       ----                    ----                  -----------
                                                                           ($ in thousands)
      Cash and cash equavalents                      $    12                 $    63                   $ (51)
      Restricted cash                                  1,140                   1,102                      38
      Receivables                                        344                     693                    (349)
      Land and improvement
           inventories                                 9,016                   9,031                     (15)
      Net property and equipment                          46                      81                     (35)
      Other assets                                       759                     766                     ( 7)
                                                     -------                 -------                   -----
                                                     $11,317                 $11,736                   $(419)
                                                     =======                 =======                   =====

      Declining levels of business activities are reflected in declining cash balances, which at year end 1996 and 1995 were $12,000 and $63,000, respectively.

      Cash decreased by $51,000 to $12,000 at December 31, 1996 compared to $63,000 at December 31, 1995. Net cash flow provided by operations increased by $34,000 to $64,000 for the year ended December 31, 1996 from cash provided by operations of $30,000 for the 1995 year.

      Cash received from operations during 1996 was $959,000, a $496,000 decrease from cash received during 1995. The majority of the decrease is attributable to reduced principal and interest collections from real estate sales and receivables.

      Cash expended for operations decreased by $530,000 to $895,000 during 1996 from $1.4 million in 1995, reflecting decreases in the following classifications; payments for real estate operations ($101,000), general - administrative ($320,000), interest payments($57,000) and other of ($52,000).

      Cash expended for operations decreased by $1.6 million to $1.4 million during 1995 from $3.0 million in 1994, reflecting decreases in the following classifications; payments for real estate operations ($1.7 million), land improvements ($5,000), interest expense ($69,000) and other of ($42,000). The increase in general and administrative ($121,000) is due to payment of delinquent real estate taxes.

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

      A comparison of the contracts receivable delinquency status at December 31, 1996 and 1995 follows:

                                                                       December 31,           December 31,
                                                                          1996       %           1995         %
                                                                          ----       -           ----         -
                                                                                     ($ in thousands)
Current                                                                 $  272      25.3%       $  741      46.3%
                                                                        ------     -----        ------     -----
31 days to 60 days delinquent                                               42       3.9            91       5.7
61 days to 90 days delinquent                                               18       1.6            38       2.4
Over 90 days                                                               744      69.2           729      45.6
                                                                        ------     -----        ------     -----
   Total delinquency                                                       804      74.7           858      53.7
                                                                        ------     -----        ------     -----
      Total contracts                                                   $1,076     100.0%       $1,599     100.0%
                                                                        ======     =====        ======     =====

      The Company has experienced a deterioration in the quality of the contracts receivable portfolio over the past several years. The Company believes the deterioration is the result of the adverse publicity regarding community developers as a result of the GDC bankruptcy, as well as the difficulty of implementing foreign contract collection activities.

      Other assets at December 31, 1996 decreased by $7,000 compared to year end 1995 primarily as a result of the normal amortization of prepaid financing costs and lower prepaid expenses related to receivable exchanges.

      Liabilities were $33.8 million at December 31, 1996 compared to $31.4 million at December 31, 1995, reflecting the following changes:

                                                                                                      Increase
                                                       1996                    1995                  (Decrease)
                                                       ----                    ----                  ----------
                                                                         ($ in thousands)
Accounts payable                                     $    78                 $    91                   $  (13)
Other liabilities                                      1,428                   1,143                      285
Accrued interest                                      10,790                   8,471                    2,319
Credit agreements - primary lender                     7,307                   7,287                       20
Notes and mortgages payable                            3,667                   3,802                     (135)
Convertible subordinated debentures payable            9,059                   9,059                        -
Convertible debentures payable                         1,500                   1,500                        -
                                                     -------                 -------                   ------
                                                     $33,829                 $31,353                   $2,476
                                                     =======                 =======                   ======

      The $2.3 million increase in accrued interest at December 31, 1996 compared to year end 1995 reflects changes in the following:

                                                                                                      Increase
                                                       1996                    1995                  (Decrease)
                                                       ----                    ----                  ----------
                                                                        ($ in thousands)
Primary lender                                       $ 2,461                  $1,541                   $  920
Debentures                                             6,880                   5,628                    1,252
Other                                                  1,449                   1,302                      147
                                                     -------                  ------                   ------
                                                     $10,790                  $8,471                   $2,319
                                                     =======                  ======                   ======

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

      To maintain its existence during the two years ended December 31, 1996, the Company relied upon a combination of borrowings, sales of land and improvement inventories and contracts receivables.

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

      The Company has investigated the consequences of a bankruptcy filing and believes that such an event is not in the best interest of either the debenture or equity holders because a bankruptcy filing would negatively impact the Company's business, as well as cause an acceleration of the First Mortgage Indebtedness, Finova and secured debenture debt. Management believes that a bankruptcy filing would prompt all secured lenders to initiate foreclosure proceedings. Since Company assets are encumbered by mortgages, the secured lenders have a perfected security interest and priority over the unsecured debenture holders.

      In January 1997, Sugarmill Woods, Inc, the Company's wholly-owned subsidiary, and Love-PGI Partners, L.P. ("L-PGI") entered into a Sale Agreement with The Nature Conservancy, Inc. for the sale of approximately 5,240 acres of undeveloped real estate to The Nature Conservancy. L-PGI, a Missouri limited partnership, is managed by the general partner, Love Investment Company. Andrew S. Love, Jr. is the Chairman and principal stockholder of Love Investment Company. Sugarmill Woods, Inc. owns 4,890 acres of the land under the Sale Agreement and L-PGI owns the remaining 350 acres. See "Item 1. Business - Recent Developments."

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


St. Louis, Missouri                                         /s/BDO Seidman
March 4, 1997

                                          PGI INCORPORATED AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                             DECEMBER 31, 1996 AND 1995
                        ASSETS                                                       LIABILITIES
                        ======                                                       ===========

                                    1996          1995                                             1996           1995
                                    ----          ----                                             ----           ----
Cash and cash equivalents      $    12,000   $    63,000    Accounts payable                 $     78,000   $     91,000

Restricted Cash (Note 4)         1,140,000     1,102,000

Receivables on real estate                                  Other liabilities
  sales - net (Note 5)             318,000       682,000      (Note 9)                          1,428,000      1,143,000

Other receivables                   26,000        11,000    Accrued interest:

Land and improvement                                             Primary lender                                1,541,000
  inventories (Note 6)           9,016,000     9,031,000                                        2,461,000

Property and equipment -                                         Debentures                     6,880,000      5,628,000
  net (Note 7)                      46,000        81,000

Other assets (Note 8)              759,000       766,000         Other                          1,449,000      1,302,000

                                                            Credit agreements -
                                                              (Note 10)

                                                                 Primary lender                 7,307,000      7,287,000

                                                                 Notes and mortgages
                                                                   payable                      3,667,000      3,802,000

                                                            Convertible debentures
                                                              payable (Note 11)                 9,059,000      9,059,000

                                                            Convertible debentures
                                                              payable (Note 12)                 1,500,000      1,500,000
                                                                                             ------------   ------------
                                                                                               33,829,000     31,353,000
                                                                                             ------------   ------------
                                                            Commitments and
                                                              contingencies (Note
                                                              17)

                                                            STOCKHOLDERS' DEFICIENCY
                                                            ========================
                                                            Preferred stock, par value
                                                              $1.00 per share; authorized
                                                              5,000,000 shares; 2,000,000
                                                              Class A cumulative convertible
                                                              shares issued and outstanding;    2,000,000      2,000,000
                                                              (liquidation preference of
                                                              $4.00 per share or $8,000,000)
                                                              (Note 14)

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

                                      PGI INCORPORATED AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                     1996                 1995
                                                                                     ----                 ----
Cash flows from operating activities:

Cash received from operations:
     Collections from real estate sales and receivables on such sales              $ 545,000           $  852,000
     Interest on homesite and acreage contracts                                       30,000               94,000
     Collections from amenity and other operations                                   339,000              277,000
     Other interest received                                                          34,000               42,000
     Other receipts                                                                   11,000              190,000
                                                                                   ---------           ----------
                                                                                     959,000            1,455,000
                                                                                   ---------           ----------
Cash expended for operations:
     Payments to subcontractors and vendors for real estate
          operations and sale and marketing activities                                 9,000              110,000

     Payments for amenity and other operations                                       315,000              327,000
     General and administrative costs                                                352,000              672,000
     Interest paid                                                                   193,000              250,000
     Other disbursements                                                              26,000               66,000
                                                                                   ---------           ----------
                                                                                     895,000            1,425,000
                                                                                   ---------           ----------

     Net cash flow provided by operating activities                                   64,000               30,000
                                                                                   ---------           ----------

Cash flows from investing activities:
     Proceeds from fixed asset sales                                                       -                1,000
     Proceeds from expiration of cash restrictions
     Net cash flow provided by investing activities                                        -              169,000
                                                                                   ---------           ----------
                                                                                           -              170,000
                                                                                   ---------           ----------

Cash flows from financing activities:
     Proceeds from borrowings                                                        284,000              345,000
     Principal payments on debt                                                     (399,000)            (508,000)
                                                                                   ---------           ----------
     Net cash flow used in financing activities                                     (115,000)            (163,000)
                                                                                   ---------           ----------

Net increase (decrease) in cash and cash equivalents                                 (51,000)              37,000

Cash and cash equivalents at beginning of year                                        63,000               26,000
                                                                                   ---------           ----------

Cash and cash equivalents at end of year                                           $  12,000           $   63,000
                                                                                   =========           ==========

Non-cash investing activities:
    Earnings capitalized into restricted cash                                      $  38,000           $   36,000
                                                                                   =========           ==========

                           See accompanying notes to consolidated financial statements.

                                      PGI INCORPORATED AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                 1996                    1995
                                                                                 ----                    ----
Reconciliation of net loss to net cash provided by
     operating activities:

Net loss                                                                      $(2,895,000)            $(2,442,000)

Adjustments to reconcile net loss to net cash provided by operating activities:

     Depreciation and amortization                                                 31,000                  36,000
     Net allowance and valuations related to real estate sales                   (374,000)                (86,000)
     Loss on sale or disposition of property, plant & equipment                     4,000                   1,000
     Earnings capitalized into restricted cash                                    (38,000)                (36,000)

     (Increase) decrease in:
          Contracts and mortgages receivable                                      550,000                 561,000
          Other receivables                                                       (12,000)                 29,000
          Land and improvement inventories - net                                   15,000                 123,000
          Loan costs and other prepaid expenses                                     7,000                  22,000
     Increase (decrease) in:
          Accounts payable                                                        (13,000)                 12,000
          Accrued interest                                                      2,319,000               2,130,000
          Other accrued expenses                                                  471,000                (248,000)
          Deposits and advances                                                   ( 1,000)                (72,000)
                                                                              -----------             -----------
                                                                                2,959,000               2,472,000
                                                                              -----------             -----------

Net cash flow provided by operating activities                                $    64,000             $    30,000
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

                                        PGI INCORPORATED AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                         Preferred Stock                Common Stock                          Retained
                                         ---------------                ------------            Paid-In       Earnings
                                     Shares        Par Value       Shares        Par value      Capital      (Deficit)
                                     ------        ---------       ------        ---------      -------      ---------
Balances at
   January 1, 1995                  2,000,000     $2,000,000      3,317,555       $332,000    $13,698,000  ($33,205,000)

Net loss                                -              -              -              -             -         (2,442,000)
                                    ---------     ----------      ---------       --------    -----------  ------------
Balances at
   December 31, 1995                2,000,000     $2,000,000      3,317,555       $332,000    $13,698,000  ($35,647,000)

Net loss                                -              -              -              -             -         (2,895,000)
                                    ---------     ----------      ---------       --------    -----------  ------------

Balances at
   December 31, 1996                2,000,000     $2,000,000      3,317,555       $332,000    $13,698,000  ($38,542,000)
                                    =========     ==========      =========       ========    ===========  ============

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

Land and Improvement Inventories
--------------------------------

      Land held for sale to customers and land held for bulk sale are stated at cost, which is not in excess of estimated net realizable value. Homesite costs are allocated to projects based on area methods, which consider square footage, future improvement costs and frontage.

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

3.    Real Estate Sales, Other Income and Other Expense:
      --------------------------------------------------

Real estate sales and cost of sales consisted of:

                                                                             1996                   1995
                                                                             ----                   ----
Revenues:
     Homesite sales                                                       $       -                $ 44,000
     Acreage sales                                                                -                  80,000
                                                                          ---------                --------
                                                                          $       -                $124,000
                                                                          =========                ========
Cost of Sales:
     Homesites                                                            $       -                $ 56,000
     Acreage                                                                      -                   6,000
                                                                          ---------                --------
                                                                          $       -                $ 62,000
                                                                          =========                ========
Other income consisted of:
    Commission income                                                       325,000                 277,000
    Timber income                                                                 -                 138,000
    Other income                                                             71,000                 255,000
                                                                          ---------                --------

Other expense consisted of:
    Reduction in allowance for cancellations of contracts                   396,000                 670,000
         receivable (See Quarterly Results under Note 15)                  (170,000)                      -
    Reduction in estimated recourse liability for
        receivables sold (See quarterly results under Note 15)             (185,000)                      -
    Other expenses                                                          367,000                 381,000
                                                                          ---------                --------
                                                                          $  12,000                $381,000
                                                                          =========                ========

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

5.    Receivables on Real Estate Sales:
      ---------------------------------

      Net receivables on real estate sales consisted of:

                                                                            1996                    1995
                                                                            ----                    ----
Contracts receivable on homesite sales                                   $1,076,000              $1,599,000
Other                                                                        98,000                 128,000
                                                                         ----------              ----------
                                                                          1,174,000               1,727,000
Less:    Allowance for cancellations                                       (806,000)               (976,000)
         Unamortized valuation discount                                     (50,000)                (69,000)
                                                                         ----------              ----------
                                                                         $  318,000              $  682,000
                                                                         ==========              ==========

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

      The estimated scheduled principal collections for receivables on real estate sales at December 31, 1996 are:

            1997     (Including past-       $  921,000
                     due balances)
            1998                               143,000
            1999                                40,000
            2000                                23,000
            2001                                25,000
            Thereafter                          22,000
                                            ----------
                                            $1,174,000
                                            ==========

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

6.    Land and Improvements:
      ----------------------

      Land and improvement inventories consisted of:

                                                                             1996                   1995
                                                                             ----                   ----
            Unimproved land                                               $8,724,000              $8,724,000
            Fully improved land                                              292,000                 307,000
                                                                          ----------              ----------
                                                                          $9,016,000              $9,031,000
                                                                          ==========              ==========

7.    Property and Equipment:
      -----------------------

    Property and equipment consisted of:

                                                                             1996                    1995
                                                                             ----                    ----
           Furniture, fixtures and other equipment                        $ 363,000               $ 405,000
           Less accumulated depreciation                                   (317,000)               (324,000)
                                                                          ---------               ---------
                                                                          $  46,000               $  81,000
                                                                          =========               =========

    Depreciation was:

                                                                            1996                     1995
                                                                            ----                     ----
           Charged to expense                                              $31,000                 $36,000

8.
    Other assets consisted of:

                                                                                      Other Assets:
                                                                                      -------------
                                                                              1996                    1995
                                                                              ----                    ----
           Guaranteed future connections, net                               $621,000                $621,000
           Prepaid loan and debenture costs                                        -                  13,000
           Deposit with Trustee of 6-1/2% debentures                         125,000                 120,000
           Other                                                              13,000                  12,000
                                                                            --------                --------
                                                                            $759,000                $766,000
                                                                            ========                ========

      The guaranteed future connections are reflected net of discount of $274,000 and deferred gain of $101,000 in 1996 and 1995. They represent the amount paid for utility hookups, connections, rights and related equipment to bring utilities into the development. These costs are being amortized as units are sold.

9.
    Other liabilities consisted of:

                                                                                 Other Liabilities:
                                                                                 ------------------

                                                                             1996                     1995
                                                                             ----                     ----
      Accrued property taxes
           - current                                                      $  208,000              $   37,000
           - delinquent                                                      476,000                 249,000
      Other accrued expenses                                                 316,000                 243,000
      Deposits, advances and escrows                                         346,000                 346,000
      Estimated recourse liability for receivables sold                       66,000                 252,000
      Other                                                                   16,000                  16,000
                                                                          ----------              ----------
                                                                          $1,428,000              $1,143,000
                                                                          ==========              ==========

10.   Credit Agreements - Primary Lender and Notes and Mortgages Payable:
      -------------------------------------------------------------------

                                                                             1996                   1995
                                                                             ----                   ----
Credit agreements - primary lender
  (maturing July 8, 1997, bearing interest at prime plus 5.0%):           $7,307,000             $ 7,287,000

    Notes and mortgages payable -
      $1,385,000 bearing interest at 12-1/4%,
      $1,176,000 bearing interest at prime
      plus 2%, the remainder bearing interest
      at varying rates to 23%; maturing
      through 1999                                                         3,667,000               3,802,000
                                                                         -----------             -----------
                                                                         $10,974,000             $11,089,000
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

            1997                                   9,162,000
            1998                                   1,112,000
            1999                                     700,000
                                                 -----------
                                                 $10,974,000
                                                 ===========

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

11.   Subordinated Debentures Payable:
      --------------------------------

             Subordinated debentures payable consisted of:

                                                     1996              1995
                                                     ----              ----
6-1/2%, due June 1991                             $1,034,000        $1,034,000
6%, due May 1992                                   8,025,000         8,025,000
                                                  ----------        ----------
                                                  $9,059,000        $9,059,000
                                                  ==========        ==========

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

13.   Income Taxes:
      -------------

      Reconciliation of the statutory federal income tax rates, 34% for the years ended December 31, 1996 and 1995, to the Company's effective income tax rates follows:

                                                               1996                               1995
                                                          ($ in thousands)                  ($ in thousands)

                                                                   Percent of                       Percent of
                                                 Amount of Tax    Pre-tax Loss     Amount of Tax   Pre-tax Loss
                                                 -------------    ------------     -------------   ------------
Expected tax (credit)                                $ (984)         (34.0%)           $(830)         (34.0%)
State income taxes, net of federal tax benefits        (105)          (3.6)              (89)          (3.6)
Current year unused book operating loss               1,089           37.6               919           37.6
                                                     ------          -----             -----          -----
                                                     $    -              -%            $   -              -%
                                                     ======          =====             =====          =====

      At December 31, 1996, the Company had an operating loss carryforward of approximately $34,000,000 which will expire at various dates through 2011. In addition, the Company had unused investment tax credits of approximately $215,000 which will expire at varying dates through 2004.

                                                                                       1996              1995
                                                                                       ----              ----
Deferred tax asset:
     Net operating loss carryover                                                  $ 12,531,000       $11,529,000
     Adjustments to reduce land to net realizable value                                  12,000            12,000
     Expenses capitalized under IRC 263(a)                                               56,000            50,000
     ITC carryforward                                                                   215,000           250,000
    Other                                                                                 2,000             3,000
    Valuation allowance                                                             (10,347,000)       (9,364,000)
                                                                                   ------------       -----------
                                                                                      2,469,000         2,480,000
Deferred tax liability:
   Basis difference of land and improvement inventories                               2,453,000         2,453,000
   Excess tax over book depreciation                                                     16,000            27,000
                                                                                   ------------       -----------
                                                                                      2,469,000         2,480,000

Net deferred tax asset                                                             $          0       $         0
                                                                                   ============       ===========

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

15.   Quarterly Results:
      ------------------

      Based on the prior evidence of losses ultimately being realized from contract cancellations and accounts receivable sold with recourse, the Company revised the process to estimate losses. Consequently, during the fourth quarter of 1996, the provision for cancellation of contracts receivable was reduced by $170,000 to allow for receivable balances which are past due only. In addition, the estimated recourse liability for receivables sold was reduced by $85,000. Another, similar reduction was made in a prior quarter.

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

      In 1994, the Company moved its administration and accounting offices to the offices of Love Real Estate Company ("LREC"). LREC, which is an affiliate of Love-PGI, the Company's preferred shareholder is paid a fee of $8,350 per month for the following:

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

Accounts Payable:

      The carrying amount approximates fair value because of the short-term maturity of those debts. The estimated fair values of the Corporations' financial instruments are as follows:

                                                                Carrying                 Fair
         1996                                                    Amount                 Value
         ----                                                    ------                 -----
Cash and short-term investments                              $ 1,152,000              $1,152,000
Principal plus accrued interest
      receivable on real estate                              $   318,000                 318,000
Accounts payable                                             $    78,000              $   78,000
Long-term debt
      Primary Lender                                         $ 9,768,000              $5,548,000
      Other                                                  $22,555,000                       -

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

Item 8.     Disagreements on Accounting and Financial Disclosure
-------     ----------------------------------------------------

      Not Applicable.

                                    PART III
                                    --------

Item 9.     Directors and Executive Officers of the Registrant;
-------     --------------------------------------------------
            Compliance with Section 16(a) of the Exchange Act
            -------------------------------------------------

      The following information, regarding executive officers and directors of the Company, is as of March 25, 1997.

                              Position with Company and Business
                              ----------------------------------
Name and Age                  Experience During Last Five Years
------------                  ---------------------------------

Laurence A. Schiffer          Director of the Company since April 1987;
(age 57)                      President and Chief Executive Officer of the
                              Company since February 1994; Vice Chairman of the Board since May 1987; President and Chief
                              Executive Officer of Love Real Estate Company and Love Investment Company since 1973; Chairman of Heartland Bank and President of LSHC, the parent company of Heartland Bank since December, 1985; Manager of PGIP since 1995; member of the Real Estate Board of Metropolitan St. Louis and the National Association of Real Estate Boards.

Andrew S. Love, Jr.           Chairman of the Company's Board of Directors
(age 53)                      since May 1987; Secretary since February 1994;
                              Chairman of the Board of Love Real Estate
                              Company and Secretary of Love Investment Company since 1973; Partner in St. Louis based law firm of Bryan, Cave, McPheeters & McRoberts until
                              1991; Director of Heartland Bank and Chairman of
                              LSHC, the parent company of Heartland Bank since
                              December 1985; Manager of PGIP since 1995.

      Executive officers of the Company are appointed annually by the Board of Directors to hold office until their successors are appointed and qualify.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
-------------------------------------------------------

      As of March 25, 1995, the rights of the holders to convert the Preferred Stock into Common Stock expired pursuant to the terms of the Certificate of Designation. The Preferred Shareholders failed to file Forms 4 to reflect the change in beneficial ownership as a result of the expiration of such conversion rights.

Item 10.    Executive Compensation
--------    ----------------------

      The Company's Chief Executive Officer is Mr. Laurence A. Schiffer. Because of the Company's impaired financial condition, it does not compensate Mr. Schiffer or Mr. Love, the Company's only other executive officer, for the services they perform for the Company in that capacity. Management services are provided to the Company by Love Real Estate Company ("LREC") pursuant to that certain Management Consulting Agreement by and between the Company and LREC dated March 25, 1987 (the "Management Agreement"). Mr. Schiffer is an employee of, and receives an annual salary from LREC. Mr. Love receives only a nominal salary from LREC. Neither the Company nor LREC maintains records which would allow either of them to attribute any portion of the remuneration Mr. Schiffer receives from LREC to the management services he performs for the Company. See Item 12. "Certain Relationships and Related Party
Transactions" for additional information about the Management Agreement.

      Neither Mr. Schiffer nor Mr. Love received fees from any source directly attributable to their services as directors of the Company during 1996.

Item 11.    Security Ownership of Certain Beneficial Owners and Management
--------    --------------------------------------------------------------

      The table below provides certain information as of March 25, 1997 regarding the beneficial ownership of the Common Stock and the Preferred
Stock by each person known by the Company to be the beneficial owner of more than five percent of either the Common Stock or the Preferred Stock, each director of the Company (which persons are also the Company's only executive officers), and by virtue of the foregoing, the directors and executive officers of the Company as a group.

                                                                                 PERCENT OF
                                                                                    TOTAL                      PERCENT
                                                                                    -----                     OF TOTAL
                             COMMON             PREFERRED                 COMMON            PREFERRED          VOTING
         NAME                STOCK                STOCK                  STOCK<F1>            STOCK           POWER<F1>
         ----                -----                -----                  ---------            -----           ---------
Estate of Harold Vernon     998,777<F2><F3>            --                  30.1%                --              18.8%

Alfred M. Johns             312,401<F4>           125,000<F4>               9.4%               6.3%              8.2%

Love-PGI Partners, L.P.     385,516<F5>         1,875,000<F5>              11.6%              93.8%             42.5%

Andrew S. Love, Jr.         385,516<F6>         1,875,000<F6>              11.6%              93.8%             42.5%

Laurence A. Schiffer        385,516<F7>         1,875,000<F7>              11.6%              93.8%             42.5%

All executive officers
  and directors as
  a group (2 persons)       385,516<F8>         1,875,000<F8>              11.6%              93.8%             42.5%

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

<F2>  The shares of Common Stock owned by Mr. Vernon are currently in the possession of the Federal Deposit Insurance Corporation ("FDIC") which is the receiver for First American Bank and Trust, Lake Worth, Florida ("First American"). First American previously made a loan to Mr. Vernon which was secured by these shares. The loan is in default and the Company understands that the FDIC has the right, pursuant to a pledge agreement, to vote the shares at any annual or special meeting of shareholders.

<F3>  Information obtained from filings made with the Securities and Exchange
      Commission.

<F4>  Sole voting and investment power over 302,401 shares of Common Stock;
      shared voting and investment power over 10,100 shares of Common Stock included in the table which are owned by Mr. Johns' wife; sole voting and investment power over the 125,000 shares of Preferred Stock.

<F5>  The controlling general partner of L-PGI is Love Investment Company, a
      Missouri corporation owned by Mr. Love, Love family members and trusts, the Estate of Martha Love Symington and Mr. Schiffer. Messrs. Love and Schiffer serve as the executive officers and directors of Love Investment Company. These shares are pledged to the FDIC, as successor in interest to Germania Federal Savings and Loan ("Germania"), as security for a loan made by Germania to L-PGI. L-PGI has the right to vote these shares.

<F6>  These shares are the same shares owned by L-PGI.  Mr. Love is an indirect owner of L-PGI. See Footnote 5 above and Item 12. "Certain Relationships and Related Transactions" for more information.

<F7>  These shares are the same shares owned by L-PGI.  Mr. Schiffer is an indirect owner of L-PGI. See Footnote 5 above and Item 12. "Certain Relationships and Related Transactions" for more information.

<F8>  These shares are the same shares reflected in Footnotes 5, 6 and 7.
      See Footnote 5 above and Item 12. "Certain Relationships and Related Transactions" for more information.

Item 12.    Certain Relationships and Related Transactions
--------    ----------------------------------------------

      The Company, in order to conserve cash and permit management to concentrate on achieving a sale of all or a portion of the acreage, moved its administration and accounting offices to the offices of LREC in St. Louis, Missouri, in 1994. LREC, which is an affiliate of L-PGI, one of the Company's preferred shareholders, is located at 212 South Central Avenue, Suite 100, St. Louis, Missouri 63105. A fee of $8,350 per month is paid to LREC for the following services:

      1.    Maintain books of original entry;
      2.    Prepare quarterly and annual SEC filings;
      3.    Coordinate the annual audit;
      4. Assemble information for tax filing, review reports as prepared by tax accountants and file same;
      5.    Track shareholder records through transfer agent;
      6. Maintain policies of insurance against property and liability exposure;
      7.    Handle payroll and benefits for Sugarmill location;
      8.    Handle day-to-day accounting requirements; and
      9.    Provide telephone and computer services.

      Although an amount is paid to LREC as reimbursement of expenses and as a fee for providing management services to the Company, neither the Company nor LREC maintain records which would allow them to attribute any portion of the aforementioned $8,350 per month to reimbursement of particular expenses or to payment for the management services performed for the Company by individual employees of LREC, including Messrs. Love and Schiffer.

      Effective as of March 25, 1987, the Company also entered into a Management Consulting Agreement with LREC ("Management Agreement"). As a consultant to the Company and in addition to the above services, LREC provides services, including, but not limited to strategic planning, marketing and financing as requested by the Company. In consideration for these consulting services, the Company pays LREC a quarterly consulting fee of one-tenth of one percent of the book value of the Company's assets, plus reasonable out-of-pocket expenses. As of December 31, 1996 the book value of the Company's assets was approximately $11.0 million. Consulting fees totaling $46,000 and $49,000 were accrued during 1996 and 1995 respectively, of which $10,000 was paid in 1995. In July 1992 accrued management fees were reduced by $1,042,000 as partial consideration for the conveyance by the Company of 350 acres of property to L-PGI. Such property is part of the Property to be sold pursuant to the Sale Agreement. The Management Agreement will continue in effect until terminated upon 90 days prior written notice by a majority vote of the Company's directors who have no financial interest in LREC or in any LREC affiliated entity. Mr. Schiffer receives an annual salary from LREC but none of such salary is directly allocated to management services to the Company under the Management Agreement.

      In 1989, the Company sold an aggregate $2,282,451 of its Convertible Secured Debentures due April 30, 1991 (the "1989 Debentures"), in a private placement to Love-1989 Florida Partners, L.P., a limited partnership. The general partner of Love-1989 Florida Partners, L.P. is Love Investment Company, which is owned by Mr. Love, Mr. Love's family members and trusts, the Estate of Martha Love Symington and Mr. Schiffer. The purchase by Love-1989 Florida Partners, L.P. of the 1989 Debentures was funded in part with a loan from L-PGI. Love-1989 Florida Partners, L.P. has since repaid the debt to L-PGI in full, in part by transferring a portion of the 1989 Debentures held by Love-1989 Florida Partners, L.P. to L-PGI. In July 1992, as partial consideration for the conveyance of 350 acres of property, the Company was able to retire the 1989 Debentures held by L-PGI in the principal amount of $782,000 together with $389,000 in accrued interest. The maturity date on all of the remaining 1989 Debentures was extended to July 8, 1997. The 1989 Debentures are in part collateralized by a second mortgage in favor of Love-1989 Florida Partners, L.P. on approximately 650 acres of property owned by the Company. The 350 acres and the 650 acres referred to above are included in the Property under option for sale.

      As of December 31, 1996, Love-1989 Florida Partners, L.P. held $796,950 principal amount of the 1989 Debentures with respect to which there was at that date accrued and unpaid interest in the amount of $1,399,397. Pursuant to a transfer in 1990, $703,050 principal amount of the 1989 Debentures were transferred by Love-1989 Florida Partners, L.P. to one of its (now former) limited partners. That former limited partner continues to hold such debentures and as of December 31, 1996 there was accrued and unpaid interest with respect thereto in the amount of $1,204,777. The Company's primary lender credit agreements held by PGIP, however, prohibit the payment of interest on the 1989 Debentures until such time as the primary lender loans are repaid. Each month, to the extent interest on the 1989 Debentures are not paid in cash, the number of shares into which they are convertible will increase. If no interest were paid prior to maturity, at maturity the 1989 Debentures would be convertible into 2,595,356 shares of Common Stock. If the conversion rights of the 1989 Debentures were exercised in full, Love-1989 Florida Partners, L.P., and the former limited partner would together directly control 61.6% of the Company's voting stock, assuming no other conversions of convertible securities.

      In 1985, a corporation owned by Alfred M. Johns, the former chairman, and his family made an uncollateralized loan to the Company which at December 31, 1996 had an outstanding balance, excluding accrued interest, of $176,000.

      For the past several years, First Union, the Company's former primary bank lender, had been threatening to foreclose on substantially all of the Company's real estate. This would have forced a liquidation of the Company. To prevent foreclosure, Messrs. Love and Schiffer, who control a large portion of the voting stock through their affiliation with L-PGI and who are the Company's only directors and executive officers, formed PGIP in August 1995 to purchase the Company's First Mortgage Indebtedness and to accept the assignment from First Union of the first mortgage securing repayment of the First Mortgage Indebtedness.

      On March 28, 1996, First Union assigned to PGIP all of its right, title and interest in and to the Loan Documents. At the time of the assignment, the Company and its subsidiaries owed First Union approximately $9,007,000 in principal and accrued interest.

      PGIP purchased the First Mortgage Indebtedness for a total purchase price of approximately $5,548,000 (previously defined as the "Purchase Price"), including amounts paid by PGIP to First Union prior to the closing of the purchase, or approximately 61.1% of the First Mortgage Indebtedness. The assignment of the Loan Documents to PGIP was pursuant to the terms and conditions of that certain Note and Loan Documents Purchase Agreement dated as of October 12, 1995, by and between First Union, PGIP, the Company and certain of its subsidiaries, as amended by letter agreements dated November 10, 1995, December 15, 1995, January 17, 1996 and February 16, 1996 and as further amended by that certain Modification of Note and Loan Documents Purchase Agreement dated as of March 28, 1996.

      PGIP borrowed $3,249,521 of the Purchase Price from First Union (previously defined as the "PGIP Notes"). The PGIP Notes bear interest at the prime rate as published in the Wall Street Journal plus 1% and matured on June 1, 1997. Interest on the PGIP Notes is payable monthly. As security for payment of its obligations under the PGIP Notes, PGIP assigned back to First Union all of its right, title and interest in and to the Loan Documents.

      While PGIP was negotiating with First Union regarding the purchase of the First Mortgage Indebtedness, First Union and the Company entered into a series of forbearance agreements, so that First Union would not foreclose on the Company's real estate. As a condition to First Union's execution of the forbearance agreement, Purchaser paid First Union multiple nonrefundable forbearance fees totaling $168,000 on December 31, 1995 ($273,000 as of March 28, 1996), which were applied to the purchase price of the Loan Documents. In addition, upon execution of the Note Purchase Agreement, PGIP paid First Union a nonrefundable initial loan purchase installment of $241,617 (previously defined as the "Initial Purchase Payment") which was applied against the Purchase Price which was paid at closing on March 28, 1996. The Initial Loan Purchase Payment paid to First Union was used by First Union to pay the Company's 1993 property tax owed to Citrus and Hernando Counties, Florida.

      Although First Union would have been willing to accept repayment of a discounted amount from the Company in exchange for cancellation of the First Mortgage Indebtedness, the Company was unable to take advantage of this corporate opportunity because it did not have the liquidity, borrowing power or ability to sell equity to raise the money necessary to take advantage of it. That is the reason Messrs. Love and Schiffer formed PGIP to purchase the First Mortgage Indebtedness.

      The largest investor in PGIP is LSHC which holds a 72% interest and is a manager of PGIP. Messrs. Andrew S. Love, Jr. and Laurence A. Schiffer own approximately 52% of all the issued and outstanding voting stock of LSHC and serve as the directors and officers of LSHC. Messrs. Love, Schiffer and LSHC are the managers of PGIP.

       As the purchaser of the Loan Documents, PGIP has a first mortgage on the part of the Property owned by the Company and proposed to be sold to The Nature Conservancy. PGIP accepted assignment of the Loan Documents, which were in default and with respect to which the maturity of the First Mortgage Indebtedness had been accelerated. The Company has been advised by PGIP that it will be the policy of PGIP not to proceed with collection of the principal and interest evidenced and secured by the Loan Documents so long as the Company pursues satisfactory efforts to market and sell the property. PGIP's policy, but not its contractual obligation, will be to facilitate sales of the property by agreeing to the release of property to be sold from the lien of the Loan Documents against payments of the net sale proceeds therefrom, after all expenses, closing costs and the like incurred by the Company in connection with any such sale, in a manner to be agreed upon by PGIP and the Company.
The bulk sale of the Property to The Nature Conservancy is an integral part of the plan by which the Company intends to repay PGIP.

      Pursuant to PGIP's operating agreement, all proceeds received from repayment of the First Mortgage Indebtedness are to be distributed to its members prorata with the percent of PGIP interests each owns. Because LSHC owns 72% of PGIP, it will be entitled to 72% of any distributions PGIP makes to its members from proceeds of the sale to The Nature Conservancy received from the Company. Because Messrs. Love and Schiffer own 52% of LSHC, they would be deemed to have "profited" by 52% of the amount that the distribution to LSHC exceeds the amount LSHC paid for its PGIP interests.

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

      The Company believes that the foregoing transactions were on terms comparable to those which would have been obtained from unaffiliated persons.

Item 13.    Exhibits, Financial Statement Schedules & Reports on Form 8-K
--------    -------------------------------------------------------------
            Form 10-KSB/A
            -------------
(a)   1.    Financial Statements                                     Page No.
              Report of Independent Accountants                         18

              Consolidated Statements of Financial Position
              December 31, 1996 and 1995                                19

              Consolidated Statements of Operations
              Years Ended December 31, 1996 and 1995                    20

              Consolidated Statements of Cash Flows Years
              Ended December 31, 1996 and 1995                         21-22

              Consolidated Statements of Stockholders'
              Deficiency years Ended December 31, 1996 and 1995         23

              Notes to Consolidated Financial Statements               24-34

(a)   2.    Exhibits
            Reference is made to the Exhibit Index contained on pages 42 to 45 herein for a list of exhibits filed under this Item.

(b)   Reports on Form 8-K.

            None were filed in the fourth quarter of 1996.

(c)   See the Exhibit Index contained on pages 42 to 45 herein for a list of each management contract, compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this report:
            Exhibits 10.1, 10.2, and 10.5.

(d)   None


                       CONSENT OF INDEPENDENT ACCOUNTANTS

      We consent to the incorporation by reference in the registration statement of PGI Incorporated and subsidiaries on Form S-8 (File 2-77149) of our report dated March 4, 1997 relating to the consolidated financial statements and financial statement schedule of PGI Incorporated and subsidiaries which report is included in this Annual Report on Form 10-KSB/A. Our report contains an explanatory paragraph regarding uncertainty as to the ability of the Company to continue as a going concern.

St. Louis, Missouri
March 31, 1997    /s/BDO Seidman

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Louis, State of Missouri, on this 22nd day of August, 1997.

                                          PGI INCORPORATED
                                          (Registrant)

                                          By:/s/Laurence A. Schiffer
                                             ----------------------------
                                          Laurence A. Schiffer, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to Form 10-KSB has been signed below by the following persons in the capacities and on the dates indicated.

Signature                    Title                            Date
---------                    -----                            ----
/s/Andrew S. Love, Jr.       Chairman of the Board            August 22, 1997
-------------------------    Secretary
Andrew S. Love, Jr.

/s/Laurence A. Schiffer      Vice Chairman of the             August 22, 1997
-------------------------    Board, President,
Laurence A. Schiffer         Principal Executive Officer,
                             Principal Financial Officer
                             and Principal Accounting Officer


EXHIBIT INDEX
3.1      Articles of Incorporation (filed as Exhibit 3.1 to Registrant's Form
         10-K Annual Report for the year ended December 31, 1980 and incorporated herein by reference).

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

10.4     Form of Convertible Debenture Agreement due April 30, 1992 between
         PGI Incorporated and Love-1989 Florida Partners, L.P. and Mortgage and Security Agreement dated July 28, 1989 between Sugarmill Woods,
         Inc. and Love-1989 Florida Partners, L.P. (filed as Exhibit 10.9 to the Registrant's Form 10-K Annual Report for the year ended December
         31, 1989 and incorporated herein by reference).

10.5     Consulting Agreement between PGI Incorporated and Love Real Estate
         Company, dated as of March 25, 1987 (filed as Exhibit 10.7 to the
         1986 Form 10-K and incorporated herein by reference).

10.6 Option Agreement For Sale and Purchase dated January 31, 1997, between Sugarmill Woods, Inc., Love-PGI Partners, L.P., and The
         Nature Conservancy.

11. Statements re: Computation of Per Share Earnings, filed herein on page 46 of this Annual Report on Form 10-KSB/A.

12.      Inapplicable.

13.      Inapplicable.




16. Coopers and Lybrand's letter to the SEC dated February 9, 1995 (filed as Exhibit 16 to the Registrant's From 8-K dated February 9, 1995 and incorporated herein by reference).

18.      Inapplicable.

19.      Inapplicable.

22.      Inapplicable.

21. Subsidiaries of the Registrant, filed herein on page 47 of this Annual Report on Form 10-KSB/A.

23.      Inapplicable.

27.      Financial Data Schedule.
