Form 10QSB/A
period 1997-06-30
PGI INC
filed 1997-10-02
CIK 81157

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                 FORM 10-QSB/A


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

      Transitional Small Business Disclosure Format (Check one):
            Yes       No   X
               -----     -----

                       PGI INCORPORATED AND SUBSIDIARIES
                                 FORM 10-QSB/A
                      For the Quarter Ended June 30, 1997

                               Table of Contents

                             ---------------------

                                                                              Form 10-QSB
                                                                                Page No.
                                                                              -----------
PART I      Financial Information

      Item 1             Financial Statements
                         Consolidated Statements of Financial Position
                            June 30, 1997 and December 31, 1996                     3
                         Consolidated Statements of Operations
                            Three and Six Months Ended June 30, 1997 and 1996       4
                         Condensed Consolidated Statements of Cash Flows
                            Six Months Ended June 30, 1997 and 1996                 5
                         Notes to Consolidated Financial Statements
                            for Form 10-QSB/A                                     6 - 10

      Item 2             Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                  11 - 14


PART II     Other Information

      Item 1             Legal Proceedings                                          15
      Item 2             Changes in Securities                                      15
      Item 3             Defaults Upon Senior Securities                            15
      Item 4             Submission of Matters to a Vote of Security Holders        15
      Item 5             Other Information                                          15
      Item 6             Exhibits and Reports on Form 8-K                        17 - 19

SIGNATURES                                                                          16

                       PGI INCORPORATED AND SUBSIDIARIES

PART I            Financial Information

      Item 1      Financial Statements

                         CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                       ($ in thousands)
                                                                       June 30,     December 31,
                                                                        1997           1996
                                                                     -----------    ------------
                                                                     (unaudited)
ASSETS
      Cash and cash equivalents                                      $       25     $       12
      Restricted cash                                                     1,134          1,140
      Receivables on real estate sales - net                                147            318
      Other receivables                                                      32             26
      Land and improvement inventories                                    9,005          9,016
      Property and equipment - net                                           23             46
      Other assets                                                          757            759
                                                                     ----------     ----------
                                                                     $   11,123     $   11,317
                                                                     ==========     ==========

LIABILITIES
      Accounts payable                                               $      140     $       78
      Other liabilities                                                   1,537          1,428
      Accrued interest:
            Primary lender                                                2,954          2,461
            Debentures                                                    7,544          6,880
            Other                                                         1,536          1,449
      Credit agreements -
            Primary lender                                                7,343          7,307
      Notes and mortgages payable                                         3,645          3,667
      Convertible subordinated
            debentures payable                                            9,059          9,059
      Convertible debentures payable                                      1,500          1,500
                                                                     ----------     ----------

                                                                         35,258         33,829
                                                                     ----------     ----------
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
                                                                     ==========     ==========


See accompanying notes to consolidated financial statements for Form 10-QSB/A.

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






See accompanying notes to consolidated financial statements for form 10-QSB/A.

                       PGI INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                  (Unaudited)
                                                                          Six Months Ended
                                                                     -------------------------

                                                                       June 30,       June 30,
                                                                        1997           1996
                                                                     ----------     ----------
Net cash provided by (used in) operating activities                  $       (1)    $       79
                                                                     ----------     ----------

Cash flows from financing activities:
      Proceeds from borrowings                                              117            115
      Principal payments on debt                                           (103)          (253)
                                                                     ----------     ----------
      Net cash provided by (used in) financial activities                    14           (138)
                                                                     ----------     ----------

Net increase (decrease) in cash                                              13            (59)

Cash at beginning of period                                                  12             63
                                                                     ----------     ----------

Cash at end of period                                                $       25     $        4
                                                                     ==========     ==========





See accompanying notes to consolidated financial statements for Form 10-QSB/A.

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

      The Company continues, however, to remain in default under the indentures governing its convertible unsecured subordinated debentures (the "Indentures") (See Management's Discussion and Analysis of Financial Condition and Results of Operations). However, as more fully discussed in Note 10 to the Company's consolidated financial statements for the year ended December 31, 1996, as contained in the Company's Annual Report on Form 10-KSB/A, the Company's management is seeking purchasers for its remaining undeveloped land.

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
                                                              ==========     ==========

(9)   Other Assets

      Other assets consisted of:

                                                               June 30,     December 31,
                                                                 1997           1996
                                                              ----------    ------------
                                                                   ($ in thousands)
      Guaranteed future connections, net                      $      621     $      621
      Deposit with Trustee of 6-1/2% debentures                      128            125
      Other                                                            8             13
                                                              ----------     ----------
                                                              $      757     $      759
                                                              ==========     ==========

                       PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

      Cash used in operating activities for the six months ended June 30, 1997 was $1,000 compared to $79,000 cash provided by operating activities for the comparable 1996 period. During the first six months of 1997, financing activities provided $14,000 in cash flow with $117,000 in proceeds from borrowings. Net cash used in financing activities was $103,000 for normal debt repayment as compared to $253,000 for the same period in 1996.

Analysis of Financial Condition

      Assets totaled $11.1 million at June 30, 1997 compared to $11.3 million at December 31, 1996, reflecting the following changes:

                                                        June 30,   December 31,   Increase
                                                          1997         1996       (Decrease)
                                                       ----------  ------------  ----------
                                                                  ($ in thousands)
      Cash and cash equivalents                        $       25   $       12   $       13
      Restricted cash                                       1,134        1,140           (6)
      Receivables                                             179          344         (165)
      Land and improvement inventories                      9,005        9,016          (11)
      Net property and equipment                               23           46          (23)
      Other assets                                            757          759           (2)
                                                       ----------   ----------   ----------
                                                       $   11,123   $   11,317   $     (194)
                                                       ==========   ==========   ==========

                       PGI INCORPORATED AND SUBSIDIARIES

                                   SIGNATURES


      In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       PGI INCORPORATED
            -------------------------------------
                         (Registrant)



Date:        October 1, 1997                     /s/Laurence A. Schiffer
     --------------------------------------      -------------------------------
                                                 Laurence A. Schiffer
                                                 President