Form 10QSB
period 1997-09-30
PGI INC
filed 1997-11-14
CIK 81157

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

       For the quarterly period ended            September 30, 1997
                                      -----------------------------------------
                                       OR

/X/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

       For the transition period from                   to
                                      ------------------   --------------------

       Commission File Number          1-6471
                              -------------------------------------------------

       PGI INCORPORATED
       ------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                   FLORIDA                            59-0867335
       --------------------------------   -------------------------------------
       (State or other jurisdiction of    (I.R.S. Employer Identification No.)
        incorporation or organization)

       212 SOUTH CENTRAL, SUITE 100; ST. LOUIS, MISSOURI  63105
       ------------------------------------------------------------------------
       (Address of principal executive offices)

       (314) 512-8650
       ------------------------------------------------------------------------
       (Issuer's telephone number)


       ------------------------------------------------------------------------
       (Former Name, Former Address and Former Fiscal Year, if changed since last report)


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

     Transitional Small Business Disclosure Format (Check one):
      Yes       No   X
          -----    -----

                      PGI INCORPORATED AND SUBSIDIARIES
                                 FORM 10-QSB
                  For the Quarter Ended September 30, 1997

                                    Table of Contents

                                    -----------------
                                                                                      Form 10-QSB
                                                                                        Page No.
                                                                                      -----------
PART I       Financial Information

   Item 1       Financial Statements
                Consolidated Statements of Financial Position
                   September 30, 1997 and December 31, 1996                                 3
                Consolidated Statements of Operations
                   Three and Nine Months Ended September 30, 1997 and 1996                  4
                Condensed Consolidated Statements of Cash Flows
                   Nine Months Ended September 30, 1997 and 1996                            5
                Notes to Consolidated Financial Statements
                   for Form 10-QSB                                                       6-10

   Item 2       Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                  11-14


PART II      Other Information

   Item 1       Legal Proceedings                                                          15
   Item 2       Changes in Securities                                                      15
   Item 3       Defaults Upon Senior Securities                                            15
   Item 4       Submission of Matters to a Vote of Security Holders                        15
   Item 5       Other Information                                                          15
   Item 6       Exhibits and Reports on Form 8-K                                        17-19

SIGNATURES                                                                                 16

                       PGI INCORPORATED AND SUBSIDIARIES

PART I      Financial Information

   Item 1   Financial Statements

                               CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                             ($ in thousands)
                                                                         September 30,            December 31,
                                                                             1997                    1996
                                                                         ------------             -----------
                                                                          (unaudited)
ASSETS

      Cash and Cash Equivalents                                            $      5                $     12
      Restricted Cash                                                         1,131                   1,140
      Receivables on real estate sales - net                                    131                     318
      Other receivables                                                          35                      26
      Land and improvement inventories                                        9,003                   9,016
      Property and equipment - net                                               21                      46
      Other assets                                                              763                     759
                                                                           --------                --------
                                                                           $ 11,089                $ 11,317
                                                                           ========                ========

LIABILITIES
      Accounts payable                                                     $    193                $     78
      Other liabilities                                                       1,661                   1,428
      Accrued interest:
         Primary lender                                                       3,207                   2,461
         Debentures                                                           7,887                   6,880
         Other                                                                1,581                   1,449
      Credit agreements -
         Primary lender                                                       7,343                   7,307
      Notes and mortgages payable                                             3,685                   3,667
      Convertible subordinated
         debentures payable                                                   9,059                   9,059
      Convertible debentures payable                                          1,500                   1,500
                                                                           --------                --------

                                                                           $ 36,116                $ 33,829
                                                                           --------                --------
      Commitments and contingencies

STOCKHOLDERS' EQUITY
      Preferred stock, par value $1.00 per share;
         authorized 5,000,000 shares; 2,000,000 Class A
         cumulative convertible shares issued and
         outstanding; (liquidation preference
         of $4.00 per share or $8,000,000)                                    2,000                   2,000
      Common stock, par value $.10 per share;
         authorized 25,000,000 shares; 5,317,758 and
         3,317,555 shares issued and outstanding                                532                     332
      Paid in capital                                                        13,498                  13,698
      Accumulated deficit                                                   (41,057)                (38,542)
                                                                           --------                --------

                                                                            (25,027)                (22,512)
                                                                           --------                --------

                                                                           $ 11,089                $ 11,317
                                                                           ========                ========

See accompanying notes to consolidated financial statements for Form 10-QSB.

                       PGI INCORPORATED AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                             ($ in thousands)
                                               (Unaudited)
                                                                Three Months Ended                     Nine Months Ended
                                                            ---------------------------            -------------------------
                                                            Sept.30,           Sept.30,            Sept.30,         Sept.30,
                                                              1997               1996                1997             1996
                                                            --------           --------            --------         --------
REVENUES
      Interest income                                            3                 19                  23               73
      Other income                                             137                219                 412              388
                                                            ------              -----             -------          -------
                                                               140                238                 435              461
                                                            ------              -----             -------          -------

COSTS AND EXPENSES
      Selling expenses                                           2                  1                   6               10
      General & administrative expenses                        257                162                 620              654
      Interest                                                 682                646               2,008            1,857
      Other expenses                                            91                109                 316              282
                                                            ------              -----             -------          -------
                                                             1,032                918               2,950            2,803
                                                            ------              -----             -------          -------

NET INCOME (LOSS)                                           $ (892)             $(680)            $(2,515)         $(2,342)
                                                            ======              =====             =======          =======

NET INCOME (LOSS) PER SHARE (F*)
      Primary and fully diluted                             $ (.20)             $(.25)            $  (.69)         $  (.85)
                                                            ======              =====             =======          =======

(F*)   Considers the effect of cumulative preferred dividends in arrears for the three and nine months ended September 30, 1997 and 1996.

See accompanying notes to consolidated financial statements for form 10-QSB.

                       PGI INCORPORATED AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      ($ in thousands)
                                        (Unaudited)
                                                                                  Nine Months Ended
                                                                             --------------------------
                                                                             Sept. 30,        Sept. 30,
                                                                               1997             1996
                                                                             ---------        ---------
Net cash provided by (used in) operating activities                           $ (59)            $ 136
                                                                              -----             -----
Cash flows from investing Activities:
      Purchase of property and equipment                                         (2)               --
                                                                              -----             -----
      Net cash used in investing activities                                      (2)               --
                                                                              -----             -----
Cash flows from financing activities:
      Proceeds from borrowings                                                  172               150
      Principal payments on debt                                               (118)             (340)
                                                                              -----             -----
      Net cash provided by (used in) financial activities                        54              (190)
                                                                              -----             -----
Net increase (decrease) in cash                                                  (7)              (54)

Cash at beginning of period                                                      12                63
                                                                              -----             -----
Cash at end of period                                                         $   5             $   9
                                                                              =====             =====

See accompanying notes to consolidated financial statements for Form 10-QSB.

                    PGI INCORPORATED AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

(1)   Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10QSB and therefore do not include all disclosures necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The Company's independent accountants included an explanatory paragraph regarding the Company's ability to continue as a going concern in their opinion on the Company's consolidated financial statements for the year ended December 31, 1996.

      The Company continues, however, to remain in default under the indentures governing its convertible unsecured subordinated debentures (the "Indentures") (See Management's Discussion and Analysis of Financial Condition and Results of Operations). However, as more fully discussed in Note 10 to the Company's consolidated financial statements for the year ended December 31, 1996, as contained in the Company's Annual Report on Form 10KSB/A, the Company's management is seeking purchasers for its remaining undeveloped land.

      The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the Company be unsuccessful in its sales and refinancing efforts.

      In the opinion of management, subject to the effects on the Company's unaudited consolidated financial statements of such adjustments, if any, as might have been required had the outcome of the matters discussed in the preceding paragraph been known, all other adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the three and nine months ended September 30, 1997 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 1997 or any other interim period.

(2)   Recognition of Real Estate Sales

      The Company has adopted the installment method of profit recognition for all homesite sales effective January 1, 1990 and thereafter. For sales consummated prior to January 1, 1990, the Company recognized profit under the full accrual or percentage of completion methods as appropriate. The full accrual method recognizes the entire profit when minimum down payments and other requirements are met. Under the percentage of completion method, profit is recognized by the relationship of costs incurred to total estimated costs to be incurred. The installment method recognizes gross profit as down payments and principal payments on contracts are received.

                       PGI INCORPORATED AND SUBSIDIARIES

(3)   Per Share Data

      Primary per share amounts are computed by dividing net income (loss), after considering cumulative dividends in arrears on the Company's preferred stock, by the average number of common shares and common stock equivalents outstanding. For this purpose, the Company's cumulative convertible preferred stock, convertible subordinated debentures and collateralized convertible debentures are not deemed to be common stock equivalents, but outstanding vested stock options are considered as such. However, under the treasury stock method, no vested stock options were assumed to be exercised, and therefore no common stock equivalents existed, for the calculation of primary per share amounts for the nine months ended September 30, 1997 and 1996. The average number of common shares outstanding for the nine months ended September 30, 1997 and 1996 was 4,335,973 and 3,317,555,
      respectively. On May 15, 1997, preferred dividends accrued through April 25, 1995 were paid in the form of 2,000,203 shares of common stock.

      Fully diluted per share amounts are computed by dividing net income
      (loss) by the average number of common shares outstanding, after adjusting both for the estimated effects of the assumed exercise of stock options and the assumed conversion of all cumulative convertible preferred stock, convertible subordinated debentures and collateralized convertible debentures into shares of common stock. For the nine months ended September 30, 1997 and 1996, no stock options were assumed to be exercised and the effect of the assumed exercise of stock options and the assumed conversion of all cumulative convertible preferred stock, convertible subordinated debentures and collateralized convertible debentures would have been antidilutive.

(4)   Statement of Cash Flows

      The Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows", which requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. Interest paid for the nine months ended September 30, 1997 and 1996 was $121,000 and $149,000, respectively.

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

                       PGI INCORPORATED AND SUBSIDIARIES

(6)   Receivables on Real Estate Sales

      Net receivables on real estate sales consisted of:

                                          September 30,       December 31,
                                              1997               1996
                                          -------------       ------------
                                                  ($ in thousands)
  Contracts receivable on homesite sales      $ 855             $1,076
  Other                                          91                 98
                                              -----             ------
                                                946              1,174
  Less:  Allowance for cancellations           (771)              (806)
         Unamortized valuation discount         (44)               (50)
                                              -----             ------
                                              $ 131             $  318
                                              =====             ======

(7)   Land and Improvements

      Land and improvement inventories consisted of:

                                          September 30,       December 31,
                                              1997               1996
                                          -------------       ------------
                                                  ($ in thousands)
  Unimproved land                            $8,724             $8,724
  Fully improved land                           279                292
                                             ------             ------
                                             $9,003             $9,016
                                             ======             ======

(8)   Property and Equipment

      Property and equipment consisted of:

                                          September 30,       December 31,
                                              1997               1996
                                          -------------       ------------
                                                  ($ in thousands)
      Furniture, fixtures and other equipment  $ 212             $ 363
      Less:  Accumulated depreciation           (191)             (317)
                                               -----             -----
                                               $  21             $  46
                                               =====             =====

(9)    Other Assets

       Other assets consisted of:

                                          September 30,       December 31,
                                              1997               1996
                                          -------------       ------------
                                                  ($ in thousands)
      Guaranteed future connections, net      $621              $621
      Deposit with Trustee of 6-1/2%
        debentures                             130               125
      Other                                     12                13
                                              ----              ----
                                              $763              $759
                                              ====              ====

                       PGI INCORPORATED AND SUBSIDIARIES

(10)  Other Liabilities

      Other Liabilities consisted of:

                                          September 30,       December 31,
                                              1997               1996
                                          -------------       ------------
                                                  ($ in thousands)
      Accrued property taxes
        - current                            $  154            $  208
        - delinquent                            778               476
      Other accrued expenses                    331               316
      Deposits, advances and escrows            316               346
      Estimated recourse liability for
        receivables sold                         66                66
      Other                                      16                16
                                             ------            ------
                                             $1,661            $1,428
                                             ======            ======

(11) Primary Lender Credit Agreements, Notes and Mortgages Payable and Convertible Subordinated Debentures Payable

      Credit agreements with the Company's primary lender and notes and mortgages payable consisted of the following:

                                                  September 30,       December 31,
                                                      1997               1996
                                                  -------------       ------------
                                                          ($ in thousands)
      Credit agreements - primary lender:
        (maturing July 8, 1997, bearing interest
        at prime plus 5%):                            $ 7,343           $ 7,307

      Notes and mortgages payable - $1,267,000
        bearing interest at 12-1/4%, $1,176,000
        bearing interest at prime plus 2%, the
        remainder bearing interest at varying
        rates to 23%; maturing through 2000             3,685             3,667
                                                      -------           -------

      Convertible subordinated debentures payable:

      At 6-1/2% interest; due June 1991; convertible
        into shares of common stock at $18.00 per
        share                                         $ 1,034           $ 1,034
      At 6% interest; due May 1, 1992; convertible
        into shares of common stock at $19.50 per
        share                                           8,025             8,025
                                                      -------           -------
                                                      $ 9,059           $ 9,059
                                                      -------           -------

      Collateralized convertible debentures payable:

      At 14% interest; due July 8, 1997, convertible
        into share of common stock at $1.72 per
        share                                           1,500             1,500
                                                      -------           -------
                                                      $21,587           $21,533
                                                      =======           =======

                       PGI INCORPORATED AND SUBSIDIARIES

(12)  Real Estate Sales and Other Income

      There were no real estate sales for the nine months ended
      September 30, 1997 and 1996.

      Other income for the three and nine months ended September 30, 1997 and 1996 consisted of:

                                    Three Months Ended       Nine Months Ended
                                   --------------------    ---------------------
                                   Sept. 30,   Sept.30,    Sept. 30,   Sept. 30,
                                     1997        1996        1997        1996
                                   ---------   --------    ---------   ---------
                                     ($ in thousands)        ($ in thousands)
Commission income                    $ 91        $107        $292        $245
      Other income                     46         112         120         143
                                     ----        ----        ----        ----
                                     $137        $219        $412        $388
                                     ====        ====        ====        ====

(13)  Commitments and Contingencies

      The aggregate outstanding balances of all receivables sold and exchanged with recourse totaled $157,000 and $246,000 at September 30, 1997 and December 31, 1996, respectively. Based on its collection experience with such receivables, the Company maintained allowances at both September 30, 1997 and December 31, 1996, classified in other liabilities, of $66,000 for the recourse provisions related to all receivables sold.

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

      The following summarizes the temporary differences of the Company at December 31, 1996 at the current statutory rate:

      Deferred tax asset:
         Net operating loss carryforward                                     $ 12,531,000
         Adjustments to reduce land to
           net realizable value                                                    12,000
         Expenses capitalized under IRC 263(a)                                     56,000
           ITC carryforward                                                       215,000
         Other                                                                      2,000
         Valuation allowance                                                  (10,347,000)
                                                                             ------------
                                                                                2,469,000
      Deferred tax liability                                                 ------------
         Basis difference of land and
           improvement inventories                                              2,453,000
         Excess tax over book depreciation                                         16,000
                                                                             ------------
                                                                                2,469,000
                                                                             ------------
         Net deferred tax asset                                              $          0
                                                                             ============

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

      On January 31, 1997, Sugarmill Woods, Inc., a Florida corporation and a wholly-owned subsidiary of the Company, and Love-PGI Partners, L.P. ("L-PGI") (collectively as "Seller"), entered into an Option Agreement For Sale and Purchase ("Sale Agreement") with The Nature Conservancy, Inc., an unrelated nonprofit District of Columbia corporation ("Purchaser"), for the sale of and purchase of approximately 5,240 acres of certain undeveloped real estate located in Citrus County and Hernando County, Florida ("Property"). Approximately 4,890 acres of the Property is owned by the Company, and 350 acres is owned by L-PGI. A First Amendment and a Second Amendment to the Option Agreement For Sale and Purchase have been executed extending the option expiration date to March 3, 1998 and extending the date for PGI shareholder approval to October 31, 1997. For various reasons, the Company was unable to hold the Annual Meeting on or prior to October 31, 1997.
The Company intends nevertheless to submit the sale of such property to the vote of the Company's shareholders at an annual meeting which the Company hopes to hold later this year. The Company views the October 31, 1997 date as a condition of the Option Agreement as Amended which the Purchaser has the power to waive. In other words, if the Company's shareholders approve the sale of the property and the Purchaser exercises the option and purchases the property, the Purchaser could close the purchase of the property regardless of when shareholder approval is obtained.

Results of Operations

      Revenues for the first nine months of 1997 decreased by $26,000 to $435,000 from $461,000 for the comparable 1996 period. A net loss of $2,515,000 was incurred for the first nine months of 1997 compared to a net loss of $2,342,000 for the first nine months of 1996. After consideration of cumulative preferred dividends in arrears, totaling $480,000 for each of the nine months ended September 30, 1997 and 1996 ($.15 per share of common stock), net losses per share of $.69 and $.85, respectively, were reported for the nine month periods ended September 30, 1997 and 1996.

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

      The largest investor in PGIP is Love Savings Holding Company ("LSHC") which holds approximately a 72% interest. Messrs. Love and Schiffer own approximately 52% of LSHC and serve as the only directors and executive officers of LSHC. Messrs. Love, Schiffer and LSHC are the managers of PGIP. Messrs. Love and Schiffer serve as executive officers and directors of the Company and the other Borrowers and the Guarantors.

      Company management has determined that the Company's primary activity must concentrate on one goal - the sale of sufficient additional acreage as soon as possible to again substantially reduce the primary lender debt.

      There were no real estate sales for the nine months ended September 30, 1997 and 1996.

      Other income for the three and nine months ended September 30, 1997 and 1996 consisted of:

                                        Three Months Ended                  Nine Months Ended
                                   ---------------------------         ---------------------------
                                   Sept. 30,         Sept. 30,         Sept. 30,         Sept. 30,
                                     1997              1996              1997              1996
                                   ---------         ---------         ---------         ---------
                                        ($ in thousands)                     ($ in thousands)
Commission income                    $ 91              $107              $292              $245
Other income                           46               112               120               143
                                     ----              ----              ----              ----
                                     $137              $219              $412              $388
                                     ====              ====              ====              ====

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

      Effective January 1, 1990 the Company implemented the installment method of homesite sales reporting in accordance with Statement of Financial Accounting Standard No. 66 "Accounting for Sales of Real Estate" (see Item I
Note 2 Recognition of Real Estate Sales). This method will be utilized for all installment sales regardless of the down payment percentage. As a result of the Secured Lender Transaction nonrecourse sale of receivables, all previously deferred profits were recognized

                     PGI INCORPORATED AND SUBSIDIARIES

during 1992.


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

      Cash used in operating activities for the nine months ended September 30, 1997 was $59,000 compared to $136,000 cash provided by operating activities for the comparable 1996 period. During the first nine months of 1997, financing activities provided $54,000 in cash flow with $172,000 in proceeds from borrowings. Net cash used in financing activities was $118,000 for normal debt repayment as compared to $340,000 for the same period in 1996.

Analysis of Financial Condition

      Assets totaled $11.1 million at September 30, 1997 compared to $11.3 million at December 31, 1996, reflecting the following changes:

                                             September 30,      December 31,       Increase
                                                 1997              1996           (Decrease)
                                             -------------      ------------      ----------
                                                            ($ in thousands)
Cash and Cash Equivalents                      $     5           $    12            $  (7)
Restricted Cash                                  1,131             1,140               (9)
Receivables                                        166               344             (178)
Land and improvement inventories                 9,003             9,016              (13)
Net property and equipment                          21                46              (25)
Other assets                                       763               759                4
                                               -------           -------            -----
                                               $11,089           $11,317            $(228)
                                               =======           =======            =====



                     PGI INCORPORATED AND SUBSIDIARIES

Item 2      Management's Discussion and Analysis of Financial Condition and
            Results of Operations (continued)

      Liabilities were $36.1 million at September 30, 1997 compared to $33.8 million at December 31, 1996, reflecting the following changes among categories.


                                             September 30,      December 31,       Increase
                                                 1997              1996           (Decrease)
                                             -------------      ------------      ----------
                                                            ($ in thousands)
Accounts payable                               $   193           $    78            $  115
Other liabilities                                1,661             1,428               233
Accrued interest                                12,675            10,790             1,885
Credit agreements - primary lender               7,343             7,307                36
Notes and mortgages payable                      3,685             3,667                18
Convertible subordinated
  debentures payable                             9,059             9,059                --
Convertible debentures payable                   1,500             1,500                --
                                               -------           -------            ------
                                               $36,116           $33,829            $2,287
                                               =======           =======            ======

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

      The Company remains in default of the entire principal plus interest on its convertible subordinated debentures. The amounts due are as indicated in the following table:

                                                                                      September 30, 1997
                                                                                   --------------------------
                                                                                   Principal          Unpaid
                                                                                   Amount Due        Interest
                                                                                   ----------        --------
                                                                                        ($ in thousands)
      Convertible subordinated debentures due June 1, 1991                          $1,034            $  522
      Convertible subordinated debentures due May 1, 1992                            8,025             4,316
                                                                                    ------            ------
                                                                                    $9,059            $4,838
                                                                                    ======            ======

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


Item 4            Submission of Matters to a Vote of Security Holders

                  Not applicable.


Item 5            Other Information

                  Not applicable.


Item 6            Exhibits and Reports on Form 8K

      (a) Exhibits reference is made to the Exhibit Index contained on page 18 herein for a list of exhibits filed under this Item.

      (c) No report on Form 8-K was filed during the quarter ended September 30, 1997.

                     PGI INCORPORATED AND SUBSIDIARIES


                                SIGNATURES


      In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PGI INCORPORATED
                        ---------------------------
                               (Registrant)



Date:       November 14, 1997               /s/ Laurence A. Schiffer
      -------------------------------       ------------------------------
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
