Form 10KSB40
period 1997-12-31
PGI INC
filed 1998-04-15
CIK 81157

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                  December 31, 1997
                         ------------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              -----------------------   -----------------------


Commission file number                    1-6471
                      -------------------------------------------


                                PGI INCORPORATED
-------------------------------------------------------------------------------
         (Exact name of Registrant as specified in its charter)

                  Florida                                    59-0867335
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation         (IRS Employer Ident. No.)
or organization)

 212 S. Central, Suite 100;        St. Louis, Missouri                 63105
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's Telephone Number, including area code:          (314) 512-8650
                                                   ----------------------------
Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each Exchange
          Title of Each Class                           on which Registered
-----------------------------------------         -----------------------------
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

 X  Yes       No
---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant can not be determined. See page 17 of Form 10-KSB.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 25, 1998.

Common Stock $.10 par value, 5,317,758 shares outstanding.

The Index to Exhibits is located on pages 51 to 55 of this report.

                                PGI INCORPORATED AND SUBSIDIARIES
                                      FORM 10-KSB - 1997
                               Contents and Cross Reference Index
Part    Item                                                                      Form 10-KSB
No.     No.   Description                                                           Page No.
----    ----  -----------                                                           --------
 I      1     Business
                General                                                                 3-4
                Recent Developments                                                    4-15
        2     Properties                                                                 16
        3     Legal Proceedings                                                          16
        4     Submission of Matters to a Vote of Security Holders                     16-17

 II     5     Market for Registrant's Common Equity and
                Related Stockholder Matters                                              17
        6     Management's Discussion and Analysis or Plan
                of Operation                                                          17-23
        7     Report of Independent Certified Public Accountants                         24
              Financial Statements and Supplementary Data                             25-41
        8     Disagreements on Accounting and
                Financial Disclosure                                                     41

 III    9     Directors and Executive Officers of The Registrant                         42
        10    Executive Compensation                                                  42-43
        11    Security Ownership of Certain Beneficial Owners
                and Management                                                        43-44
        12    Certain Relationships and Related Transactions                          44-48

 IV     13    Exhibits, Financial Statement Schedules and
                Reports on Form 8-K                                                      49
Signatures                                                                               50

Exhibit Index                                                                         51-55

                                 PART I
                                 ------
Item 1.   Business
-------   --------
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

      As of January 1, 1998 the Company employed a total of 5 persons of which 4 are on a full-time basis.

RECENT DEVELOPMENTS

Background of Option Agreement, As Amended
On January 31, 1997, Sugarmill Woods, a Florida corporation and a wholly-owned subsidiary of the Company, and Love-PGI Partners, L.P., ("L-PGI") (collectively referred to hereinafter as the "Sellers"), entered into an Option Agreement for Sale and Purchase with The Nature Conservancy, Inc. (the "Conservancy"), for the sale and purchase of approximately 5,240 acres of certain undeveloped real estate located in Citrus County and Hernando County, Florida (the "Property"), of which approximately 4,890 acres are owned by the Company and 350 acres are owned by L-PGI. The Property, known as Sugarmill Woods, is located five miles south of Homosassa Springs and 60 miles north of Tampa on U.S. 98. U.S. 98 runs diagonally through its southern portion. The Sugarmill Woods area consists of rolling hills covered by cypress, oak and pine trees. Sugarmill Woods lies within the "Nature Coast" area which offers both fresh and salt water fishing and hunting in a state forest. There are public beaches, picnic areas and fishing and camping facilities in the immediate vicinity. Several rivers in the area provide access to the Gulf of Mexico.

      The Option Agreement for Sale and Purchase was last amended in writing on October 1, 1997. The amendment extended to October 31, 1997 the date by which approval of the Company's shareholders of the agreement as so amended had to be obtained, which was a condition precedent imposed by the Conservancy before it would purchase the Property. This date was later extended by oral agreement to November 30, 1997. See "--Shareholder Approval of the Sale on December 22, 1997" for a discussion of the effect of the approval of the sale of the Property not being obtained until after November 30, 1997. The Option Agreement for Sale and Purchase as amended is referred to hereinafter as the "Option Agreement, as Amended."

      Negotiations regarding the agreement began in January 1996 after the Conservancy first contacted the Company in March 1994 about its interest in acquiring real estate. The Conservancy is a not-for-profit corporation organized under the laws of the District of Columbia which is structured to qualify as a tax exempt entity pursuant to Section 501(c)(3) of the Internal Revenue Code of 1986, as amended. The business address of the Conservancy is 222 S. Westmonte Drive, Suite 300, Altamonte Springs, Florida 32713, and its telephone number is (407) 682-3664. The Conservancy acts as an intermediary for states and currently is sponsoring a conservation project for Florida's Conservation and Recreation Land Program. The property to be sold is mostly an upland sand dune area. In addition, the Company has been advised that the Florida Department of Forestry is contemplating incorporating the Property into the adjacent Withlacoochee State Forest.

      The management has continued to negotiate with the purchaser and has progressed to the point that it believes the sale can be closed by April 30, 1998. The State of Florida has agreed to release the $700,000 mortgage originally established to assure completion of certain roads on the subject property, which was developed by the company.

Summary of the Option Agreement, as Amended

      The Option Agreement, as Amended, grants to the Conservancy the right and option to purchase from the Company's wholly-owned subsidiary, Sugarmill Woods, and from L-PGI, approximately 5,240 acres of undeveloped real estate located in Citrus County and Hernando County, Florida. The Conservancy assigned its rights under the Option Agreement, as Amended, to the Board of Trustees (the "Trustees") of the Internal Improvement Trust Fund of the State of Florida. The company has been advised that the Board of Trustees has approved the exercise of the option on March 24, 1998.

      For the purposes of this Form 10-KSB, the Company's subsidiary, Sugarmill Woods and L-PGI are sometimes referred to collectively as the "Seller" and the Conservancy as used hereafter refers to both the Conservancy and the Trustees, as the Conservancy's permitted assignee.

      Under the terms of the Option Agreement, as Amended, the exercise price for the real estate to be purchased is $14,759,335 (the "Exercise Price"), subject to certain adjustments. The exercise price is based on the approximately 5,240 acres comprising the Property, multiplied by the price per acre set forth in the Option Agreement, as Amended, of $2,816.43 (the "Per Acre Price"). Because the number of acres used in this Annual Report on Form 10-KSB to describe the size of the Property is an approximation only, the exercise price may be more or less than $14,759,335 after the pre-closing survey required by the Option Agreement, as Amended and described below, is completed.

A Florida statute limits the per acre price which the Purchaser may pay for the Property to the maximum amount per acre to be determined by the Division of State Lands of the Florida Department of Environmental Protection (the "DSL"). The determination is to be made based upon a boundary survey of the Property by a professional surveyor and mapper licensed by the State of Florida which shall be certified to the Purchaser within 90 days of any closing of the sale of the Property. If the survey uncovers title defects which result in the maximum amount per acre as determined by the DSL being less than the Per Acre Price, the aforementioned statute could result in a required downward adjustment (the "DSL Adjustment") to the Exercise Price. However, the Option Agreement, as Amended, provides that if the DSL Adjustment results in a decrease of more than $100,000, the Company and L-PGI may terminate their obligations thereunder. The Option Agreement, as Amended, does not provide for an increase in the Exercise Price if the maximum amount per acre as determined by the DSL is higher than the Per Acre Price. The Purchaser is obligated to reimburse the Seller for up to the lesser of one-half of the cost of the survey or $29,985.

      Under the Option Agreement, as Amended, the Seller is obligated to furnish and pay for a Phase I environmental site assessment of the Property (the "Phase I") at least 15 days prior to the expiration date of the option. If recommended in the Phase I, the Seller is obligated to furnish the Purchaser with a Phase II environmental site assessment (the "Phase II") provided that if the cost of the Phase II shall exceed $20,000, the Seller may terminate the Agreement. If either the Phase I or the Phase II uncover the presence of hazardous materials on the Property, the Seller is obligated to commence a clean-up, provided that if the estimated cost of a clean-up should exceed $100,000, the Seller may elect to terminate the Option Agreement, as Amended. The Seller would be obligated to pay for all clean-up costs of hazardous materials discovered on the Property after closing. The Phase I has been completed with the results being inconclusive.

      The Seller is obligated to furnish the Purchaser with a marketable title insurance commitment within 45 days after the Purchaser's approval of the Option Agreement, as Amended, to be followed by a standard owner's marketable title insurance policy in the amount of the final purchase price. The Seller also agrees to cure all defects of title unacceptable to the Purchaser provided that the Seller may elect to terminate the Option Agreement, as Amended, if the cost to cure or remove such defects exceeds $100,000. If the Seller is unable to remove any defects within the time allowed, the Exercise Price may be further adjusted as agreed between the parties, the Purchaser can take the Property with the defects or the Option Agreement, as Amended, may be terminated. There can be no assurance that the Seller will be able to deliver to the Purchaser a marketable title insurance commitment.

      Under the Option Agreement, as Amended, the Seller is required, on or before any closing, to cause applicable governmental authorities to release the Property from all plat restrictions and to take all actions necessary to allow the title insurer to delete all exceptions pertaining to the Sugarmill Woods portion of the Property. If the Seller is unable, through no fault of its own, to satisfy this closing condition, the Purchaser's remedies are limited to reducing the exercise price based on the final DSL approved survey by $100,000, decreasing the exercise price as mutually agreed by the parties, or terminating the Option Agreement, as Amended. Additionally, the Seller is required to deposit $50,000 with the counsel for the adjoining villages to provide payment for potentially lost park land. The exercise price reductions based upon the potential DSL Adjustment, the potential reduction due to the Seller's failure to satisfy the closing conditions described in this paragraph and any potential reduction based upon the Seller's inability to cure any title defects, is limited to a total exercise price adjustment of $100,000.

      The Seller will be responsible for payment of all documentary revenue stamp taxes, all other taxes associated with the conveyance, the cost of recording the deed for the Property and the costs of all other required recordings. All other expenses, including attorneys fees, are to be paid by the party incurring them. All real estate taxes and assessments shall be prorated between the Seller and the Purchaser up to the date of closing unless the Option Agreement, as Amended, is assigned to the State of Florida and then such taxes and assessments shall be paid by Seller at closing.

      Under Florida law and the regulations of the Florida Division of Land Sales, Condominiums and Mobile Homes (the "Florida Division"), the Company, as a division registrant, is required to submit the proposed sale to the Florida Division for its review and approval. The Company provided the Florida Division with information and supporting documentation on April 8, 1997, but there can be no assurance that the approval of the Division will be obtained or obtained in a timely manner.

      The Option Agreement, as Amended, provides that the option may be exercised during the period beginning with Purchaser's approval of the Option Agreement, as Amended, and ending 120 days after the Trustees' approval of it (the "Option Expiration Date") unless extended by other provisions of the Option Agreement as Amended, if it is assigned to the Trustees. Although the option agreement as amended was not approved by the Trustees on or prior to March 3, 1998 as required therein, the company has been advised by the Board of Trustees that it intends to close the transaction April 30, 1998. There can be no assurance that closing will take place at that time, if at all.

Reasons for Sale of the Property

      The Company discontinued most of its normal operations in 1994 to focus on the disposition in bulk of its undeveloped, platted, residential real estate. The plan in doing so was to reduce its debt obligations and to improve its financial condition to eventually allow it to resume normal operations and develop its currently undeveloped commercial real estate or to sell the remainder in bulk and to thereafter use the proceeds to continue operations, but perhaps in another venue. The potential sale to the Conservancy is an integral part of that plan.

      As stated below (see PGIP, L.L.C.), although the First Mortgage Indebtedness is currently in default, PGIP has agreed to forego foreclosure if the Company implements a satisfactory program of land sales such that a portion of the proceeds of such sales satisfactory in amount to PGIP, is used to repay the First Mortgage Indebtedness. PGIP has informed the Company that it would be willing to release its first mortgage on the Property owned by the Company to allow it to be sold in bulk to the Conservancy provided that the proceeds of such a sale are used to repay all or a major portion of the First Mortgage Indebtedness.

      If the Conservancy does not exercise its option and thereafter consummate the purchase of the Property, PGIP currently intends to foreclose on the First Mortgage. In such event, the Company believes this action would result in the extinguishment of the Company's equity in the Property owned by it and in the Retained Acreage (which is encumbered by the First Mortgage but which is not part of the Property to be sold to the Conservancy). There is also the possibility, depending upon the result of any foreclosure sale, that PGIP could obtain a deficiency judgment against the Company. The extinguishment of the Company's equity in the Property and the possible deficiency judgment would substantially reduce the possibility of there being any recovery by the Shareholders of any part of their investment in the Company.

      The Company has concluded that it does not have any other reasonable prospects to prevent foreclosure. Further, the Company does not view the proposed sale of the Property to the Conservancy as a distress sale with regard to the Exercise Price and terms but, rather, the Exercise Price represents a fair price for the Property. The Company believes that the Option Agreement, as Amended, and potential sale represents the Company's best opportunity to obtain the liquidity necessary immediately to meet certain of its other financial obligations and is consistent with the plan described in the first paragraph of this subsection.

      Further, the Company has concluded that selling the Property in bulk to the Conservancy will provide the Shareholders greater value than continuing to attempt to sell the Property to another real estate developer. It believes that any real estate developer with the experience and financial resources necessary to purchase the Property will continue to be uninterested in purchasing the Property, recognizing that it would undoubtedly encounter the same problems in attempting to develop, and resell the Property that the Company did. Further serving to depress the value of the Property to a real estate developer would be its recognition that the cost to acquire the Property from the Company and to upgrade it would probably be much greater than the cost to purchase existing improved property. Such developers know that there are thousands of other individual lots and many developments of bulk sale lots in the same general vicinity as the Property that are available at reasonable prices. These properties are included in both golf and non-golf communities.

      In addition, it is likely a developer would experience difficulty in obtaining financing to purchase the Property from the Company, given the problems past creditors of the Company experienced. Finally, there are certain impediments facing developers of undeveloped real estate such as the Property that makes it unattractive. Among these impediments are compliance with environmental and conservation laws. In the final analysis, the Company has concluded that a bulk sale is its only viable alternative.

Exercise Price Considerations

      The Conservancy advised the Company last year that it would be prohibited by law from allowing the Company to review the Conservancy's appraisals. The Exercise Price is based on two appraisals (the "Conservancy Appraisals") which were only available to the Conservancy and the State of Florida at that time. The Company was orally assured by the Conservancy at that time however, that the Exercise Price would represent no less than 90% of the value of the Property as contained in the Conservancy Appraisals. The Company was further advised that the Conservancy was prohibited by law from expending more to purchase property than its appraised value. Because its expenses in consummating a sale are included in the amount it is allowed to pay, the Conservancy will not pay the full amount of the Conservancy Appraisal.

      Despite the fact that the Company cannot review the Conservancy Appraisals, and that the Exercise Price may be ninety percent of the Conservancy Appraisal, the Company is willing to sell the Property for the Exercise Price because no other buyer has agreed to purchase the Property for an amount even approaching the Exercise Price, although the Company has been actively pursuing a bulk sale.

      In exercising its business judgment as directors of the Company, Messrs. Love and Schiffer, who themselves are experienced real estate professionals who know the Florida real estate market, concluded that the Exercise Price was reasonable even though they had not reviewed the Conservancy Appraisal.

      Even though the Company has not reviewed the Conservancy Appraisal, the Exercise Price was the result of intense and prolonged negotiations and the Company is confident it received the highest price for the Property that the Conservancy was willing to pay.

      The Company has had access to other appraisals of the land of which the Property is a part. In September 1995, PGIP contracted for an update to an appraisal conducted seven years ago on the bulk acreage owned by the Company and of which the Property is a part. The updated appraisal reflected a value of approximately $4,855 per acre. In 1992, a predecessor of First Union, the Company's former primary bank lender, obtained an appraisal reflecting a value of approximately $2,930 per acre, and PGIP obtained another appraisal in September 1995, which reflected a value of approximately $2,500 per acre.

      The Company acknowledges that the updated September 1995 appraisal described in the immediately preceding paragraph reflects a higher value than the Per Acre Price of $2,816.43 used to determine the Exercise Price for the Property. Appraisals do not necessarily reflect what a real buyer is actually willing to pay for a piece of real estate. Appraisals can vary based on the appraiser's background and experience, the year in which the appraisal is done, the contemplated use of the property being appraised, and prices received for nearby properties. Recognizing that other appraisals reflected a higher per acre price than $2,816.43, the Company believes that the Per Acre Price of $2,816.43 reflects the most accurate valuation of the Property, in view of the fact that there are no other interested purchasers and is the best measure of the Property's value.

      Pragmatically, the Company is of the view that appraisals aside, the Option Agreement, as Amended, is the only viable offer the Company has received or is likely to receive on the Property. The Exercise Price represents the best prospect the Company has had to date to sell the Property and to obtain a measure of liquidity required to reduce its indebtedness, particularly the First Mortgage Indebtedness.

      L-PGI received an appraisal dated April 30, 1997 from Lee Pallardy, Inc., an unaffiliated entity, which supports a value of $3,750 per acre for the 350 acres which it owns, based on its frontage on Highway 98. L-PGI will be allocated that amount per acre, or an aggregate $1,312,500 for the 350 acres being sold by it, such that approximately $13,446,835 of the Exercise Price is allocated to the 4,890 acres of the Property being sold by the Company. The Company believes the appraised per acre value of the 350 acres being sold by L-PGI is greater than the Per Acre Price for the Property being sold by the Company because of several factors, including the proximity of the 350 acres to other developments, and their amenities, and because such acres front on Highway 98.

Use of Proceeds

      If the Option Agreement, as Amended, is approved by the Shareholders and the sale of the Property to the Conservancy is consummated, and assuming that PGIP, the holder of the Company's First Mortgage Indebtedness, approves the offer of the Company described in the next paragraph, the Company intends to apply the net proceeds of the sale to retire all but $1 million dollars of the First Mortgage Indebtedness. The net proceeds of the sale, including the $1 million made available by leaving in place a portion of the First Mortgage Indebtedness in like amount will be held in escrow and made available to the Company on a restricted basis as described below. Such proceeds are sometimes hereinafter referred to as the "Restricted Proceeds." The purpose of the Restricted Proceeds is to provide the Company with funds sufficient to meet operating expenses and its other obligations in order to maintain its existence.

      In their capacities as managers of PGIP, Messrs. Love and Schiffer have agreed that PGIP will release its entire first mortgage on the Property notwithstanding that the First Mortgage Indebtedness has not been paid in full, and in their capacities as directors of the Company, Messrs. Love and Schiffer have agreed to leave in place the first mortgage in favor of PGIP on the approximately 370 acres of real estate the Company will own after the sale to the Conservancy is consummated (the "Retained Acreage"). In their capacities as directors of PGI, Messrs. Love and Schiffer intend to place the Restricted Proceeds in an escrow with PGIP, which escrow will be controlled, directly or indirectly, by Messrs. Love and Schiffer. Messrs. Love and Schiffer will cause the Company to pledge its interest in the escrow and the Restricted Proceeds to PGIP, which they also control, as additional collateral for the First Mortgage Indebtedness. Messrs. Love and Schiffer, as the managers of PGIP, will advance all or a portion of the Restricted Proceeds to the Company based on their knowledge of the Company's working capital needs, but using their best business judgment in the exercise of their fiduciary duties to PGIP and its members, in protecting PGIP's interest in the Company.

      In addition to the First Mortgage Indebtedness, the portion of the Property to be sold by the Company is also encumbered by a second mortgage in favor of Love-1989 Florida Partners, L.P. ("Love-1989") securing the indebtedness owed to Love-1989 represented by subordinated debentures issued by the Company (the "Debentures"). See "Certain Relationships and Related Transactions" for an expanded discussion of the Debentures and the relationship of Messrs. Love and Schiffer with Love-1989. Messrs. Love and Schiffer, who control Love-1989, will cause Love-1989 to release its second mortgage on the Property and Messrs. Love and Schiffer, in their capacities as directors of the Company, will cause the Company to grant to Love-1989 a substitute second mortgage on the Retained Acreage, behind the First Mortgage held by PGIP. However, because the Retained Acreage is approximately 280 acres less than the acreage which originally secured the Debentures, Messrs. Love and Schiffer will cause the Company to grant a security interest to Love-1989 behind that held by PGIP in the Restricted Proceeds which will be under the control of PGIP. See "Prospects for the Retained Acreage." Finally, See "Conflicts of Interest" for a discussion of the Company's recognition of the competing interests facing Messrs. Love and Schiffer. There can be no assurance that all parties who may have an interest in second mortgage will agree to the release. This might adversely impact the ability of the Company's subsidiary, Sugarmill Woods to be able to deliver marketable title to the Property, even if the option to purchase the Property is exercised.

      Approximately $700,000 of the proceeds of the contemplated sale to the Conservancy will be used to establish an escrow in favor of the Florida Division. This escrow is required as consideration for the release by the Florida Division of a mortgage granted to it on a portion of the Property the Company intends to sell to the Conservancy which it was originally compelled to grant in favor of the Florida Division to assure completion of certain roads on property developed by the Company. See "Certain Relationships and Related Transactions."

      The remaining proceeds shall be used to pay the real estate taxes (including interest and penalties) on the Property ($888,000 at April 30, 1998) with the balance to be applied to the expenses incurred in connection with the contemplated sale, legal and accounting fees and payment of a judgment against the Company, as set out in the table below.

      Assuming the amount of the gross proceeds from the sale of the Property is approximately $14,759,335 and if the sale to the Conservancy would close on Aril 30, 1998, the use of proceeds is set forth in tabular form below, which only represents educated approximations. As stated under "-- Summary of the Option Agreement, as Amended," the Exercise Price of $14,759,335 is based upon the approximately 5,240 acres comprising the Property, multiplied by the price per acre set forth in the Option Agreement, as Amended. The actual number of acres may be different after the pre-closing survey required by the Option Agreement, as Amended. The Exercise Price may also be decreased if the Per Acre Price is decreased pursuant to the determination of the DSL or for any of the other reasons set forth under "-- Summary of the Option Agreement, as Amended."

                                                              ESTIMATED
            DESCRIPTION                                    04/30/98 AMOUNTS
            -----------                                    ----------------
Gross Sale Proceeds of 5,240 Acres                           $14,759,335

Amount Allocable to 350 Acres                                 (1,312,500)
    Owned by LPGI
Expenses of Sale                                                (500,000)
Delinquent Taxes, Penalties and Interest                        (825,000)
Accrued Tax Adjustment for 1998                                  (63,000)
Legal Fees Relating to Property
    And Sale Thereof                                            (200,000)
                                                             -----------
Net Proceeds of Sale of Land by PGI                           11,858,835

First Mortgage Principal                                      (6,515,536)
    ($7,515,356
    Less:  $1.0m remaining)
First Mortgage Interest                                       (3,795,723)
                                                             -----------
Subtotal                                                       1,547,576

Funds Required for Escrow to State
State of Florida                                                (700,000)
  Judgement                                                     (110,000)
Restricted Proceeds to be Held in
Escrow by                                                    -----------
  PGIP for Contingencies,                                        737,576
  Expenses Related to Carrying                               ===========
  Retained Acreage Until Sold and
  Other Corporate Purposes of PGI,
  All Subject to Approval of PGIP


      The use of proceeds as set forth above results in a payment of first mortgage principal and interest to PGIP of $10,311,079. After payment of its debts and liabilities, PGIP would make cash distributions to its members in accordance with its Operating Agreement. LSHC, which holds 75% of the PGIP limited liability company interests, would receive approximately $2,797,000 in excess of its investment in PGIP. Because Messrs. Love and Schiffer, the Company's only directors and executive officers together own 52% of LSHC, they could be deemed to have "profited" by an aggregate of approximately $1,454,000. The amount of profit to LSHC and Messrs. Love and Schiffer is based on the current use of proceeds set forth above. It could increase upon payment of the remaining $1 million mortgage amount and interest and by an additional amount up to ten percent of PGIP's profit over a specified minimum rate of return based upon the incentive arrangements that PGIP has with its members. Messrs. Love and Schiffer believe that the use of proceeds from the proposed sale to the Conservancy as set forth above will be in the best interests of the unaffiliated holders of the Company's Common Stock because such use repays a significant amount of Company indebtedness to creditors of the Company who have priority in the assets of the Company ahead of the holders of the Company's Common Stock.

Prospects for the Retained Acreage

      If the proposed sale of the Property occurs, the Company's remaining assets will consist primarily of the Retained Acreage. The Company intends to decide after the proposed sale whether it will pursue the development and sale of the Retained Acreage in accordance with its core business plan or whether it will attempt to sell the Retained Acreage in bulk. That decision will depend, in part, on whether the Company believes it can generate more revenue by developing and selling individual lots or by selling in bulk.

      The Company believes that the Retained Acreage may in the future prove to be of greater value than the Property because the Retained Acreage's ratio of acreage to frontage on the proposed Suncoast Expressway is greater than the Property's ratio and because of the proximity of the Retained Acreage to the proposed Suncoast Expressway and to the planned interchange between the Suncoast Expressway and Highway 98. The Company acknowledges that completion of the highway improvements could reasonably be expected to increase materially the value of the Property. The Company fully recognizes, however, that completion of the Suncoast Expressway, if it ever occurs, is still more than five years away, and that any information or projections of enhanced values are purely speculative.

Shareholder Approval of the Sale on December 22, 1997

      The Company recognizes that the shareholder approval of the sale of the Property to the purchaser did not occur until December 22, 1997, which was subsequent to November 30, 1997, the date that approval of the Company's shareholders had to be obtained pursuant to the oral amendment of the Option Agreement, as Amended. For various reasons, the Company was unable to hold the Annual Meeting until December 22, 1997. The Company views the November 30, 1997 date as a condition of the Option Agreement, as Amended which the purchaser has the power to waive. In other words, the purchser could close the purchase of the Property regardless of when Shareholder approval was obtained, even though obtained after November 30, 1997.

      PGIP, L.L.C.

      On March 28, 1996, the Company's former primary lender, First Union National Bank of Florida ("First Union"), assigned to PGIP all of First Union's right, title and interest in and to the loan documents evidencing and securing First Union's credit agreements with the Company, and the Company's subsidiaries, Sugarmill Woods, Burnt Store Marina, Inc., and Gulf Coast Credit Corporation in exchange for approximately $5,548,000. At the time of the assignment, the Company owed First Union $9,007,000 in principal and accrued interest (the "First Mortgage Indebtedness"). Although First Union would have been willing to accept repayment of a discounted amount in exchange for cancellation of the First Mortgage Indebtedness, the Company was unable to take advantage of this corporate opportunity because it did not have the liquidity, borrowing power or ability to sell equity to raise the money necessary to take advantage of it.

      PGIP was formed by Messrs. Love and Schiffer, the Company's only directors and executive officers, to purchase the First Mortgage Indebtedness and to accept the assignment from First Union of the first mortgage as security for the repayment of the First Mortgage Indebtedness.

      The largest investor in PGIP is LSHC which holds a 75% interest and is a manager of PGIP. Andrew S. Love, Jr. and Laurence A. Schiffer own approximately 52% of all the issued and outstanding voting stock of LSHC and serve as the directors and officers of LSHC. Messrs. Love, Schiffer and LSHC are the managers of PGIP. The holders of the remaining limited liability company interests do not have any affiliation with PGI, LSHC, L-PGI, Love Investment Company, Love Real Estate Company, Love Development and Investment Company or Love 1989 Florida Partners, L.P.

       As the purchaser of the loan documents, PGIP has a first mortgage on the part of the Property owned by the Company and proposed to be sold under the "Option Agreement, as Amended" (as that term is defined below). PGIP accepted assignment of the credit agreements, which were in default and with respect to which the maturity of the First Mortgage Indebtedness secured by the first mortgage had been accelerated, and advised the Company that so long as the Company were to market and sell its remaining undeveloped land with satisfactory efforts and results, including payments out of sale proceeds to PGIP, PGIP would not proceed with enforced collection of the principal and interest comprising the First Mortgage Indebtedness. The bulk sale of the Property is an integral part of the plan by which the Company intends to repay PGIP. See "--Use of Proceeds" for a discussion of the benefits which may accrue to PGIP, LSHC and indirectly to Messrs. Love and Schiffer as shareholders of LSHC which, as stated above, owns a majority of the limited liability company interests in PGIP, if the sale to the Conservancy pursuant to the Option Agreement, as Amended, is consummated.

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


Item 4.    Submission of Matters to a Vote of Security Holders
-------    ---------------------------------------------------

      At the Company's Annual Meeting of Shareholders on December 22, 1997, three matters were submitted to a vote of the shareholders.

      1. The following directors were elected, each to hold office until the next Annual Meeting or until a successor is elected and has qualified or until his earlier death, resignation or removal. Votes were cast as follows:

Name                       Votes For         Votes Withheld     Abstentions
----                       ---------         --------------     -----------
Mr. Andrew S. Love, Jr.    6,248,241             6,818            4,520

Mr. Laurence A. Schiffer   6,248,241             6,818            4,520

      2. The amendment of the Company's Articles of Incorporation to rescind Article XII which would have the effect of reducing to a simple majority of the capital stock outstanding the vote required to approve certain significant corporate transactions, including the sale, under certain circumstances, of all or substantially all of the assets of the Company was approved by the shareholders. A total of 4,148,086 shares of the Company's common stock were cast in favor of the amendment, 108,297 shares of the Company's common stock were voted against the amendment, 3,396 shares of common stock were counted as abstentions. All of the 2,000,000 issued and outstanding shares of preferred stock were voted in favor of the amendment.

      3. The proposal to approve the Option Agreement, as Amended related to the sale by the Company's wholly-owned subsidiary, Sugarmill Woods, Inc., of approximately 4,890 acres of undeveloped real property located in Citrus county and Hernando County, Florida to The Nature Conservancy, Inc., or its assigns, and approval of the Company's intended use of proceeds from the sale was approved by the shareholders. A total of 4,165,307 shares of common stock were voted in favor of the proposal, 91,413 shares of common stock were voted against the proposal, and 3,059 shares of common stock were counted as abstentions. All of the 2,000,000 issued and outstanding shares of Preferred Stock were voted in favor of the proposal.


                                  PART II
                                  -------

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters
-------    ---------------------------------------------------------------------

      The Company's Common Stock was traded on the American Stock Exchange, Inc. ("AMEX") (trading symbol--PGA) until January 4, 1991 at which time the Company consented to the removal of its Common Stock and 6% Convertible Subordinated Debentures from the AMEX. The Company's Common Stock and Debentures were delisted because the Company's financial condition no longer satisfied the AMEX's listing requirements. Subsequent to the AMEX de-listing the Company attempted to establish relations with a brokerage firm who would serve as a market maker for the Common Stock. Based on information received from The National Quotation Bureau, Inc., there have been no reported transactions in the Company's Common Stock since January 29, 1991. During the period January 1, 1991 through January 29, 1991 the high and low bid price for the Common Stock was $.03 and the high and low offer price was $.10. No dividends have ever been paid on the Common Stock, and payment of dividends is restricted under the terms of the two indentures pursuant to which the Company's outstanding debentures are issued. As of December 31, 1997 there were 650 holders of record of the Company's Common Stock and approximately 450 debenture holders.

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

RESULTS OF OPERATIONS

      Revenues for the year ended December 31, 1997 increased by $27,000 to $510,000 compared to revenues of $483,000 for the year ended December 31,1996. A net loss of $3.4 million ($.87 per share) was incurred for 1997 compared to a net loss of $2.9 million ($1.07 per share) for 1996. Included in the 1997 and 1996 earnings per share computation is $640,000 ($.19 per share of Common Stock) of annual cumulative preferred stock dividends in arrears.

Real Estate Activities
----------------------

      Sales revenues for real estate operations (excluding improvement revenues related to prior sales) for the years 1997 and 1996 were:

                                          1997               1996
-----------                               ----               ----
                                             ($ in thousands)
Homesite sales-gross                      $15                --
                                          ===                ==

      Cost for real estate operations excluding improve costs related to prior sales) for the years 1997 and 1996 were:

                                          1997               1996
-----------                               ----               ----
                                             ($ in thousands)
Homesite sales-gross                      $12                --
                                          ===                ==

      Gross profit margins for real estate operations for the years 1997 and 1996 were:

                             1997        %             1996        %
                             ----        -             ----        -
                                        ($ in thousands)
Homesite Sales-Gross         $3        20.0%           $--        $--%
                             ==        ====            ===        ===

Home Sales
----------

      There were no home sales in 1997 and 1996.

      The Company believed economic conditions and increased competition negatively impacted housing sales and that the Company would not experience a substantial improvement in either home sales volume or gross profit margins. In response to this outlook, the Board of Directors in 1994 temporarily suspended the new home construction operation in Sugarmill Woods.

Acreage Sales
-------------

      No significant bulk sales were generated in 1997 and 1996.

      The Company intends to continue its efforts to sell a portion or all of its remaining 4,900 acres of undeveloped platted property and 600 acres of undeveloped commercial property.

Other Activities
----------------

      The Company's cash accounts are substantially smaller given the decrease in operations. Interest income in 1997 decreased by $58,000 compared to a 1996 decrease of $80,000 from 1995.

      Other income for the years 1997 and 1996 was:

                                           1997               1996
                                           ----               ----
                                              ($ in thousands)
Commission Income                          $365               $325
Other Income                                101                 71
                                           ----               ----
                                           $466               $396
                                           ====               ====

      Commission income increased by $40,000 in 1997 to $365,000 from $325,000 in 1996. Other income increased by $30,000 in 1997 to $101,000 from $71,000 in 1996.

Costs and Expenses
------------------

      Selling expenses decreased by $3,000 (72.73%) during 1997 compared to 1996 and in 1996 they decreased by $28,000 (71.79%) compared to 1995. The decreases are a result of the reduction in selling activity.

      General and administrative expenses increased by $15,000 in 1997 compared to 1996. In 1996 they increased by $302,000 compared to 1995 as a result of an increase in real estate taxes due to an adverse decision from the State of Florida on an agricultural exemption status on Citrus County unimproved land.

      In an effort to conserve cash and reduce overhead, the Company consolidated its administrative office functions in St. Louis, Missouri in June, 1994. The Company has contracted out the services to Love Real Estate Company ("LREC"), an affiliate of Love-PGI Partners, the Company's Preferred Shareholder (see note 17), to handle the day-to-day accounting for a fee.

      Interest expense for the two years ended December 31, 1997 and 1996 was:

                                           1997                1996
                                           ----                ----
                                               ($ in thousands)
Interest Expense                          $2,698              $2,512

      Interest expense in 1997 increased by $186,000 (7.40%) compared to 1996 and increased by $132,000(5.55%) in 1996 compared to 1995.

      Other expenses increased by $275,000 (229.2%) in 1997 compared to 1996 due to changes in valuation allowances as discussed in Note 3 and decreased by $369,000 (96.85%) in 1996 compared to 1995 due to real estate valuation adjustments as discussed in Note 16.

      The Company has made arrangements for a computer consultant to complete program changes to the accounting software to be Year 2000 compliant. This work is scheduled for mid-year 1998 and will cost approximately $500.

FINANCIAL CONDITION

      Assets totaled $11.1 million at December 31, 1997 compared to $11.3 million at December 31, 1996 reflecting the following changes:

                                                       1997              1996           Inc. (Dec.)
                                                       ----              ----           -----------
                                                                   ($ in thousands)
Cash and Cash Equivalents                                  2                12              (10)
Restricted Cash                                        1,173             1,140               33
Receivables                                              184               344             (160)
Land and Improvement Inventories                       8,992             9,016              (24)
Net Property and Equipment                                18                46              (28)
Other Assets                                             759               759               (0)
                                                     -------           -------             ----
                                                     $11,128           $11,317             (189)
                                                     =======           =======             ====

      Declining levels of business activities are reflected in declining cash balances, which at year end 1997 and 1996 were $2,000 and $12,000, respectively.

      Cash decreased by $10,000 to $2,000 at December 31, 1997 compared to $12,000 at December 31, 1996. Net cash flow used in operations was $(128,000) for the year ended December 31, 1997 compared to net cash flow provided by operations of $64,000 for the year ended 12/31/96.

      Cash received from operations during 1997 was $737,000, a $222,000 decrease from cash received during 1996. The majority of the decrease is attributable to reduced principal and interest collections from real estate sales and receivables.

      Cash expended for operations decreased by $30,000 to $865,000 during 1997 from $895,000 in 1996, reflecting decreases in the following classifications; general and administrative ($32,000), interest payments($33,000) and increases in payments for real estate operations of ($2,000) and other of ($33,000).

      Cash expended for operations decreased by $530,000 to $895,000 during 1996 from $1.4 million in 1995, reflecting decreases in the following classifications; payments for real estate operations ($101,000), general and administrative ($320,000), interest expense ($57,000) and other of ($52,000).

      The $137,000 and $399,000 utilized during 1997 and 1996 by financing activities represents payments to Finova from collections on the receivables on real estate sold to Finova in 1988.

      The $184,000 in receivables on real estate sales at December 31, 1997 included a 1988 receivable sale with recourse to Finova Financial Services ("Finova") treated as a financing transaction for accounting purposes. The Company does not have receivables available for replacement and is therefore unable to meet its recourse obligations. However, the Company has requested that Finova permit the Company to satisfy its replacement obligation by canceling or foreclosing the delinquent accounts and reselling the property for the lender. Finova has not yet responded to this request, and the Company has no assurance that it will receive a favorable response. The $160,000 decrease in receivables reflects the continuing paydown of the Finova portfolio.

      A comparison of the contracts receivable delinquency status at December 31, 1997 and 1996 follows:

                                          1997            %             1996             %
                                          ----            -             ----             -
                                                           ($ in thousands)
Current                                    68            8.3             272           25.3
                                          ---          -----           -----          -----
31 days to 60 days delinquent               3             .4              42            3.9
61 days to 90 days delinquent               8            1.0              18            1.6
Over 90 Days                              737           90.3             744           69.2
                                          ---          -----           -----          -----
   Total delinquency                      748           91.7             804           74.7
                                          ---          -----           -----          -----
   Total contracts                        816          100.0           1,076          100.0
                                          ===          =====           =====          =====

      The Company has experienced a deterioration in the quality of the contracts receivable portfolio over the past several years. The Company believes the deterioration is the result of the adverse publicity regarding community developers as a result of the GDC bankruptcy, as well as the difficulty of implementing foreign contract collection activities.

      Liabilities were $37.0 million at December 31, 1997 compared to $33.8 million at December 31, 1996, reflecting the following changes:

                                                                              Increase
                                                                              --------
                                            1997              1996           (Decrease)
                                            ----              ----           ----------
                                                        ($ in thousands)
Accounts payable                              285                78              207
Other liabilities                           1,727             1,428              299
Accrued interest                           13,328            10,790            2,538
Credit agreements - primary lender          7,344             7,307               37
Notes and mortgages payable                 3,750             3,667               83
Convertible subordinated
  debentures payable                        9,059             9,059               --
Convertible debentures payable              1,500             1,500               --
                                           ------            ------            -----
                                           36,993            33,829            3,164
                                           ======            ======            =====

      The $2.5 million increase in accrued interest at December 31, 1997 compared to year end 1996 reflects changes in the following:

                                           1997                    1996            Increase (Decrease)
                                           ----                    ----            -------------------
                                                             ($ in thousands)
Primary lender                             3,461                   2,461                  1,000
Debentures                                 8,238                   6,880                  1,358
Other                                      1,629                   1,449                    180
                                          ------                  ------                  -----
                                          13,328                  10,790                  2,538
                                          ======                  ======                  =====


      The increase is primarily due to the nonpayment of interest on the company's debentures (see Note 11 to the consolidated financial statements under Item 7).

      The $83,000 increase in notes and mortgages payable primarily represents borrowings from Love Investment Company of $220,000 less
$137,000 normal principal reductions required to amortize the Finova mortgage (see note 17 to the consolidated financial statements under Item 7).

      The Company's capital deficiency increased to $25.9 million at December 31, 1997 from a $22.5 million capital deficiency at December 31, 1996, reflecting the 1997 operating loss.

      To maintain its existence during the two years ended December 31, 1997, the Company relied upon a combination of borrowings, sales of land and improvement inventories and contracts receivables.

      As of the date of this filing, the Company is in default of the entire principal plus interest on its subordinated debentures payable in amounts indicated in the following table:


                                                                     12/31/97
                                                                     --------
                                                         Principal                Unpaid
                                                         Amount Due              Interest
                                                         ----------              --------
                                                                 ($ in thousands)
Subordinated debentures due June 1, 1991                    1,034                   540
Subordinated debentures due May 1, 1992                     8,025                 4,489
                                                            -----                 -----
                                                            9,059                 5,029
                                                            =====                 =====

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

Item 7.    Financial Statements and Supplementary Data
-------    -------------------------------------------

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Stockholders and Board of Directors
PGI, Incorporated
St. Louis, Missouri

We have audited the accompanying consolidated statements of financial position of PGI Incorporated and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PGI Incorporated and subsidiaries at December 31, 1997 and 1996, and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company is currently in default of certain sinking fund and interest payments on its convertible subordinated debentures. As discussed in Note 2, the Company is also currently in default of its primary debt, as well as property taxes owed on properties serving as collateral for this obligation. In addition, the Company has an accumulated deficit. These matters raise substantial doubt about the company's ability to continue as a going concern. Management's plans in this regard are described in Notes 10 and 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                       /s/ BDO Seidman LLP
St. Louis, Missouri
March 17, 1998 (Except for
Note 2 dated March 24, 1998)

                                            PGI INCORPORATED AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                                DECEMBER 31, 1997 AND 1996
                                             ASSETS                                                      LIABILITIES
                                             ------                                                      -----------
                                       1997          1996                                             1997         1996
                                       ----          ----                                             ----         ----
Cash and cash equivalents                2,000   $    12,000   Accounts payable                       285,000  $    78,000

Restricted Cash (Note 4)             1,173,000     1,140,000

Receivables on real estate sales -
  net (Note 5)                         156,000       318,000   Other liabilities (Note 9)           1,727,000    1,428,000

Other receivables                       28,000        26,000   Accrued interest:

Land and improvement inventories                                 Primary lender                     3,461,000    2,461,000
  (Note 6)                           8,992,000     9,016,000

Property and equipment - net                                     Debentures                         8,238,000    6,880,000
  (Note 7)                              18,000        46,000

Other assets (Note 8)                  759,000       759,000     Other                              1,629,000    1,449,000

                                                               Credit agreements - (Note 10)

                                                                 Primary lender                     7,344,000    7,307,000
                                                                 Notes and mortgages
                                                                   payable                          3,750,000    3,667,000

                                                               Subordinated Convertible
                                                                 debentures payable (Note 11)       9,059,000    9,059,000

                                                               Convertible debentures payable
                                                                 (Note 12)                          1,500,000    1,500,000
                                                                                                  -----------  -----------
                                                                                                   36,993,000   33,829,000
                                                                                                  -----------  -----------

                                                               Commitments and contingencies
                                                                 (Note 17)

                                                                  STOCKHOLDERS' DEFICIENCY
                                                                  ------------------------

                                                               Preferred stock, par value
                                                                 $1.00 per share; authorized
                                                                 5,000,000 shares; 2,000,000
                                                                 Class A cumulative convertible
                                                                 shares issued and outstanding;
                                                                 (liquidation preference of
                                                                 $4.00 per share or $8,000,000)
                                                                 (Note 14)                          2,000,000    2,000,000

                                                               Common stock, par value $.10
                                                                 per share; authorized
                                                                 25,000,000 shares; 5,317,758
                                                                 and 3,317,555 shares issued
                                                                 and outstanding respectively
                                                                 (Note 14)                            532,000      332,000

                                                               Paid-in capital                     13,498,000   13,698,000

                                                               Accumulated deficit                (41,895,000) (38,542,000)
                                                                                                  -----------  -----------
                                                                                                  (25,865,000) (22,512,000)
                                   -----------   -----------                                      -----------  -----------
                                   $11,128,000   $11,317,000                                       11,128,000  $11,317,000
                                   ===========   ===========                                      ===========  ===========


                             See accompanying notes to consolidated financial statements.

                                 PGI INCORPORATED AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                               YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                    1997                            1996
                                                                    ----                            ----
Revenues (Note 3):
     Real estate sales                                           $    15,000                    $         --
     Interest income                                                  29,000                          87,000
     Other income                                                    466,000                         396,000
                                                                 -----------                    ------------
                                                                     510,000                         483,000
                                                                 -----------                    ------------

Costs and expenses:
     Cost of real estate sales                                        12,000                              --
     Selling expenses                                                  8,000                          11,000
     General and administrative expenses (Note 17)                   858,000                         843,000
     Interest (Notes 10, 11 and 12)                                2,698,000                       2,512,000
     Other expenses (Note 3)                                         287,000                          12,000
                                                                 -----------                    ------------
                                                                   3,863,000                       3,378,000
                                                                 -----------                    ------------
Net loss                                                          (3,353,000)                    ($2,895,000)
                                                                 ===========                    ============


          Basic and Diluted Loss Per Share                              (.87)                         ($1.07)
                                                                 ===========                    ============

                    See accompanying notes to consolidated financial statements.

                                     PGI INCORPORATED AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    YEARS ENDED DECEMBER 31, 1997 AND 1996
                                                                                1997                         1996
                                                                                ----                         ----
Cash flows from operating activities:

Cash received from operations:

 Collections from real estate sales and
   receivables on such sales                                                   $ 275,000                   $ 545,000

 Interest on homesite and acreage contracts                                       22,000                      30,000

 Collections from amenity and other operations                                   416,000                     339,000

 Other interest received                                                          12,000                      34,000

 Other receipts                                                                   12,000                      11,000
                                                                               ---------                   ---------
                                                                                 737,000                     959,000
                                                                               ---------                   ---------
Cash expended for operations:

 Payments to subcontractors and vendors
   for real estate operations and sale and
   marketing activities                                                           11,000                       9,000

Payments for amenity and other operations                                        339,000                     315,000

   General and administrative costs                                              320,000                     352,000

   Interest paid                                                                 160,000                     193,000

   Other disbursements                                                            35,000                      26,000
                                                                               ---------                   ---------
                                                                                 865,000                     895,000
                                                                               ---------                   ---------

     Net cash flow provided by (used in)
       operating activities                                                     (128,000)                     64,000
                                                                               ---------                   ---------

Cash flows from investing activities:

     Purchases of property and equipment                                          (2,000)                         --
                                                                               ---------                   ---------

Net cash flow used in investing activities                                        (2,000)                         --
                                                                               ---------                   ---------

Cash flows from financing activities:

     Proceeds from borrowings                                                    257,000                     284,000

     Principal payments on debt                                                 (137,000)                   (399,000)
                                                                               ---------                   ---------

     Net cash flow provided by (used in)
       financing activities                                                      120,000                    (115,000)
                                                                               ---------                   ---------

Net (decrease) in cash and cash equivalents                                      (10,000)                    (51,000)

Cash and cash equivalents at beginning of year                                    12,000                      63,000
                                                                               ---------                   ---------

Cash and cash equivalents at end of year                                           2,000                      12,000
                                                                               =========                   =========

Non-cash investing and financing activities:

   Earnings capitalized into restricted cash                                      24,000                      38,000
                                                                               ---------                   ---------


Preferred stock dividends paid in common stock                                   200,000                          --
                                                                               =========                   =========

                         See accompanying notes to consolidated financial statements.

                                      PGI INCORPORATED AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                                       1997                 1996
                                                                                       ----                 ----
Reconciliation of net loss to net cash provided by
     operating activities:

Net loss                                                                            $(3,353,000)         $(2,895,000)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

     Depreciation and amortization                                                       14,000               31,000
     Net allowance and valuations related to real estate sales                         (108,000)            (374,000)
     Loss on sale or disposition of property, plant & equipment                          16,000                4,000
     Earnings capitalized into restricted cash                                          (24,000)             (38,000)

     (Increase) decrease in:
          Contracts and mortgages receivable                                            270,000              550,000
          Other receivables                                                              (2,000)             (12,000)
          Land and improvement inventories - net                                         24,000               15,000
          Loan costs and other prepaid expenses                                              --                7,000
     Increase (decrease) in:
          Accounts payable                                                              207,000              (13,000)
          Accrued interest                                                            2,538,000            2,319,000
          Other accrued expenses                                                        308,000              471,000
          Restricted Escrow Deposits and advances                                       (18,000)              (1,000)
                                                                                    -----------          -----------
                                                                                      3,225,000            2,959,000
                                                                                    -----------          -----------
Net cash flow provided by (used in) operating activities                            $  (128,000)         $    64,000
                                                                                    ===========          ===========


                         See accompanying notes to consolidated financial statements.

                                      PGI INCORPORATED AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                    YEARS ENDED DECEMBER 31, 1997 AND 1996

                                    Preferred Stock               Common Stock
                                    ---------------               ------------                           Retained Earnings
                                Shares         Par Value     Shares         Par Value   Paid-In Capital      (Deficit)
                                ------         ---------     ------         ---------   ---------------  -----------------
Balances at 1/1/96             2,000,000      $2,000,000    3,317,555        $332,000     $13,698,000      ($35,647,000)
Net Loss                              --              --           --              --              --        (2,895,000)
                               ---------      ----------    ---------        --------     -----------      ------------

Balances at 12/31/96           2,000,000       2,000,000    3,317,555        $332,000     $13,698,000       (38,542,000)
Dividend Paid                         --              --    2,000,203        $200,000        (200,000)
Net Loss                                                                                                     (3,353,000)
                               ---------      ----------    ---------        --------     -----------      ------------
Balances at 12/31/97           2,000,000      $2,000,000    5,317,758        $532,000     $13,498,000      $(41,895,000)
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

New Accounting Standards
------------------------

      FAS 130, "Reporting Comprehensive Income," was issued in June 1997. Comprehensive income is defined as net income plus certain items that are recorded directly to shareholders' equity, such as unrealized gains and losses on available-for-sale securities. Components of the Corporation's comprehensive income will be included in a financial statement that has the same prominence as other financial statements starting in the first quarter of 1998. FAS 130's disclosure requirements will have no impact on the Company's financial condition or results of operations.

      FAS 131, "Disclosures about Segments of an Enterprise and Related Information," is effective for financial statements for periods beginning after December 5, 1997, but interim period reporting is not required in 1998. An operating segment is defined under FAS 131 as a component of an enterprise that engages in business activities that generate revenue and expense for which operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance. The company is currently evaluating the impact of FAS 131 on future financial statement disclosures.

2.    Secured Lender Transactions:
----------------------------------

      As of December 31, 1997 the Company was in default of it primary credit agreements with PGIP, LLC. As of December 31, 1997, the Company was unsuccessful in consummating a large land sale to meet its obligations and to make any payments of either principal or interest. On January 31, 1997, Sugarmill Woods, a Florida corporation and a wholly-owned subsidiary of the Company, and Love-PGI Partners, L.P., ("L-PGI") (collectively referred to hereinafter as the "Sellers"), entered into an Option Agreement for Sale and Purchase with The Nature Conservancy, Inc. (the "Conservancy"), for the sale and purchase of approximately 5,240 acres of certain undeveloped real estate located in Citrus County and Hernando County, Florida (the "Property"), of which approximately 4,890 acres are owned by the Company and 350 acres are owned by L-PGI.

      The Option Agreement for Sale and Purchase was last amended in writing on October 1, 1997. The amendment extended to October 31, 1997 the date by which approval of the Company's shareholders of the agreement as so amended had to be obtained, which was a condition precedent imposed by the Conservancy before it would purchase the Property. This date was later extended by oral agreement to November 30, 1997.

      Under the terms of the Option Agreement, as Amended, the exercise price for the real estate to be purchased is $14,759,335 (the "Exercise Price"), subject to certain adjustments. The exercise price is based on the approximately 5,240 acres comprising the Property, multiplied by the price per acre set forth in the Option Agreement, as Amended, of $2,816.43.

      The Conservancy assigned its rights under the Option Agreement, as Amended, to the Board of Trustees (the "Trustees") of the Internal Improvement Trust Fund of the State of Florida. The company has been advised that the Board of TRustees has approved the exercise of the option on March 24, 1998.

      The Company recognizes that the shareholder approval of the sale of the Property to the purchase did not occur until December 22, 1997, which was subsequent to November 30, 1997, the date that approval of the Company's shareholders had to be obtained pursuant to the oral amendment of the Option Agreement, as Amended. For various reasons, the Company was unable to hold the Annual Meeting until December 22, 1997. The Company views the November 30, 1997 date as a condition of the Option Agreement, as Amended which the purchaser has the power to waive. In other words, the purchaser could close the purchase of the Property regardless of when Shareholder approval was obtained, even though obtained after November 30, 1997.

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

      Company management has determined that the Company's primary activity must concentrate on one goal -- the sale of sufficient acreage as soon as possible to substantially reduce the primary lender debt.

      PGIP purchased the Loan Documents for a total purchase price of approximately $5,548,000 (the "Purchase Price"), including amounts paid by PGIP to First Union prior to the Closing Date, or approximately 61.1% of the approximately $9,007,000 owed First Union by the Company under the Loan Documents. PGIP borrowed $3,249,521 of the Purchase Price from First Union (the "Notes"). The Notes bear interest at the prime rate as published in the Wall Street Journal plus 1% and are past due. Interest on the Notes is payable monthly. As security for payment of its obligations under the Notes, PGIP assigned to First Union all of PGIP's right, title and interest in and to the Loan Documents.

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

3.    Real Estate Sales, Other Income and Other Expense:
      --------------------------------------------------

      Real estate sales and cost of sales consisted of:

                                                                                              1997              1996
                                                                                              ----              ----
Revenues:
     Homesite sales                                                                         $  15,000                --
                                                                                            =========         =========

Cost of Sales:
     Homesites                                                                              $  12,000                --
                                                                                            =========         =========

Other income consisted of:
     Commission income                                                                        365,000           325,000
     Other income                                                                             101,000            71,000
                                                                                            ---------         ---------
                                                                                            $ 466,000         $ 396,000
                                                                                            =========         =========
Other expense consisted of:
     Reduction in allowance for cancellations of
       contracts receivable (See Quarterly Results
       under Note 15)                                                                        (100,000)         (170,000)

     Reduction in estimated recourse liability for
       receivables sold (See quarterly results under Note 15)                                  (8,000)         (185,000)

   Other expenses                                                                             395,000           367,000
                                                                                            ---------         ---------
                                                                                            $ 287,000         $  12,000
                                                                                            =========         =========

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

5.    Receivables on Real Estate Sales:
      ---------------------------------

      Net receivables on real estate sales consisted of:

                                                                     1997                1996
                                                                     ----                ----
Contracts receivable on homesite sales                             $ 816,000           $1,076,000
Other                                                                 89,000               98,000
                                                                   ---------           ----------
                                                                     905,000            1,174,000
Less:    Allowance for cancellations                                (706,000)            (806,000)
         Unamortized valuation discount                              (43,000)             (50,000)
                                                                   ---------           ----------
                                                                   $ 156,000           $  318,000
                                                                   =========           ==========

      Stated interest rates for contracts receivable on homesite sales, as well as contracts and mortgages receivable on acreage sales, ranged up to 10% with payment terms varying from seven to ten years. The weighted average interest rate for such receivables outstanding at December 31, 1997 and 1996 was 9.35% and 9.32%, respectively.

      The Company generally considers receivables on real estate sales delinquent if the scheduled installment payment is over 30 days past due. At December 31, 1997 and 1996 delinquent receivables approximated $748,000 and $804,000, respectively.

      Contracts receivable on homesite sales and contracts and mortgages receivable on acreage sales have been discounted to yield an effective interest rate of 14%. Contracts receivable on homesite sales recorded under the installment method have not been discounted.

      The estimated scheduled principal collections for receivables on real estate sales at December 31, 1997 are:


1998   (Including past-
        due balances)                               $784,000
1999                                                  44,000
2000                                                  25,000
2001                                                  25,000
2002                                                  27,000
                                                    --------
                                                    $905,000
                                                    ========

      In March 1988 the Company sold contracts receivable on homesite sales totaling approximately $9,246,000, before consideration of a related unamortized valuation discount of approximately $1,197,000 at the time of the sale. For financial reporting purposes this transaction has been treated as a financing transaction (see Note 10), since the Company may be required to repurchase the contracts receivable on homesite sales under conditions other than the recourse provision of the sales agreement. At December 31, 1997, and 1996, contracts receivable on homesite sales of approximately
$816,000 and $1,076,000, respectively, and related unamortized valuation discount of approximately $43,000 and $50,000, respectively, related to this transaction have been included in the Company's reported receivables on real estate sales.

       At December 31, 1997, 51% of the Company's gross receivables from real estate sales were generated by a broker in two geographic regions, certain districts in New York City and Taiwan. These sales were under contract for deed with terms similar to sales to other customers. This concentration of credit risk has been considered by management in determining the allowance for cancellations.

6.    Land and Improvements:
      ----------------------

      Land and improvement inventories consisted of:

                                            1997              1996
                                            ----              ----
Unimproved land                          $8,724,000        $8,724,000
Fully improved land                         268,000           292,000
                                         ----------        ----------
                                         $8,992,000        $9,016,000
                                         ==========        ==========

7.    Property and Equipment:
      -----------------------

      Property and equipment consisted of:

                                                  1997           1996
                                                  ----           ----
Furniture, fixtures and other equipment        $ 212,000      $ 363,000
Less accumulated depreciation                   (194,000)      (317,000)
                                               ---------      ---------
                                               $  18,000      $  46,000
                                               =========      =========


  Depreciation:                                $  14,000      $  31,000
                                               =========      =========

8.    Other Assets:
      -------------

      Other assets consisted of:

                                                                  1997                         1996
                                                                  ----                         ----
Guaranteed future connections, net                              $621,000                     $621,000
Deposit with Trustee of 6 1/2% debentures                        131,000                      125,000

Other                                                              7,000                       13,000
                                                                --------                     --------
                                                                $759,000                     $759,000
                                                                ========                     ========


      The guaranteed future connections are reflected net of discount of $274,000 and deferred gain of $101,000 in 1997 and 1996. They represent the amount paid for utility hookups, connections, rights and related equipment to bring utilities into the development. These costs are being amortized as units are sold.

9.    Other Liabilities:
      ------------------

                                                                   1997                   1996
                                                                   ----                   ----
      Other liabilities consisted of:
        Accrued property taxes
           - current                                           $  230,000             $  208,000
           - delinquent                                           745,000                476,000
      Other accrued expenses                                      342,000                316,000
      Deposits, advances and escrows                              336,000                346,000
      Estimated recourse liability for
        receivables sold                                           58,000                 66,000
      Other                                                        16,000                 16,000
                                                               ----------             ----------
                                                               $1,727,000             $1,428,000
                                                               ==========             ==========

10.   Credit Agreements - Primary Lender and Notes and Mortgages Payable:
      -------------------------------------------------------------------

      Credit agreements with the Company's primary lender and notes and mortgages payable consisted of the following:

                                                                   1997                   1996
                                                                   ----                   ----
      Credit agreements - primary lender
        (Balance is past due, bearing
        interest at prime plus 5.0%):                           $ 7,344,000            $ 7,307,000

      Notes and mortgages payable -
        $1,263,000 bearing interest at 12-1/4%,
        $1,176,000 bearing interest at prime
        plus 2%, the remainder bearing interest
        at varying rates to 23%; maturing
        through 1999                                              3,750,000              3,667,000
                                                                -----------            -----------
                                                                $11,094,000            $10,974,000
                                                                ===========            ===========

The prime rate at December 31, 1997 was 8.5%.

      At December 31, 1997 assets collateralizing the Company's credit agreements with its primary lender and notes and mortgages payable were carried at $9,843,000, of which $905,000 represented gross receivables on real estate sales, $28,000 represented other receivables, $8,892,000 represented land and improvement inventories, and $18,000 represented property and equipment.

      The overall weighted average interest rate for the Company's credit agreements with its primary lender and all remaining notes and mortgages was approximately 13.0% as of December 31, 1997 and 12.3% as of December 31, 1996.

      As discussed in Note 5, the Company's March 1988 sale of receivables on real estate sales has been treated as a financing transaction for financial reporting purposes since the Company may be required to repurchase these receivables under conditions other than the recourse provision of the sales agreement. Principal and interest payments are recorded by the Company based on the collections from receivables applicable to the sale and the application of the 12 1/4% interest rate used to calculate this sale's discounted present value. At December 31, 1997 and 1996, the outstanding principal balance for this financing transaction was approximately $1,263,000 and $1,385,000, respectively, and based on estimated collections of the associated receivables on real estate sales, full repayment should be made by 1999.

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

      1998 (including past due balances)           $10,394,000
      1999                                             700,000
                                                   -----------
                                                   $11,094,000
                                                   ===========


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

11.   Subordinated Convertible Debentures Payable:
      --------------------------------------------

Subordinated debentures payable consisted of:

                                                                  1997                   1996
                                                                  ----                   ----
      6-1/2%, due June 1991                                    $1,034,000             $1,034,000
      6%, due May 1992                                          8,025,000              8,025,000
                                                               ----------             ----------
                                                               $9,059,000             $9,059,000
                                                               ==========             ==========

      Since issuance, $650,000 and $152,000 of the 6-1/2% and 6% debentures, respectively, have been converted into common stock; however, this conversion feature is no longer in effect.

      The Company is currently in default of certain sinking fund and interest payments on both subordinated debentures, $9,059,000 in principal plus accrued and unpaid interest totaling $5,029,000 at December 31, 1997.

      The debentures are not collateralized and are not subordinated to each other, but are subordinated to senior indebtedness ($12,594,000 at December 31, 1997). Payment of dividends on the Company's common stock is restricted under the terms of the two indentures pursuant to which the outstanding debentures are issued.

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

12.   Convertible Debentures Payable:
      -------------------------------

      In July and September 1989, the Company sold $1,282,000 and $1,000,000, respectively, of convertible debentures to a partnership affiliated with the Company's preferred shareholder. In connection with the July 1992 Secured Lender Transaction in partial consideration for the conveyance of 350 acres of property, the principal amount due to convertible debenture holders was reduced by $782,000 and accrued interest thereon was reduced by $389,000 leaving a balance of $1,500,000. The past due debentures, accrue interest at 14% compounded quarterly. The Company's primary lender credit agreements, however, prohibit the payment of interest until such time as the primary lender loans are repaid. Each month, to the extent interest on the Convertible

Debentures is not paid in cash, the number of shares into which the Convertible Debentures are convertible will increase. If no interest is paid prior to maturity, at maturity the Convertible Debentures purchased on July 24, 1989, will be convertible into 868,788 shares and those purchased on September 29, 1989, will be convertible into 1,726,568 shares, or a total of 2,595,356 shares of common stock. The debentures are convertible into common stock at an initial conversion price of $1.72 per share. The conversion price may be adjusted upon the occurrence of certain events.

      Accrued interest was $3,209,000 and $2,604,000 at December 31, 1997 and 1996, respectively. The debentures are collateralized by a second mortgage on an approximately 650-acre tract of land in Citrus County, Florida.

13.   Income Taxes:
      -------------

      Reconciliation of the statutory federal income tax rates, 34% for the years ended December 31, 1997 and 1996, to the Company's effective income tax rates follows:

                                                                      1997                                1996
                                                            -------------------------           -------------------------
                                                                ($ in thousands)                    ($ in thousands)

                                                            Amount of     Percent of            Amount of     Percent of
                                                               Tax       Pre-tax Loss              Tax       Pre-tax Loss
                                                            ---------    ------------           ---------    ------------
Expected tax (credit)                                         (1,140)       (34.0%)               $ (984)        (34.0%)
State income taxes, net of federal tax benefits                 (134)        (4.0%)                 (105)         (3.6)
Current year unused book operating loss                        1,274         38.0%                 1,089          37.6
                                                              ------         ----                 ------         -----
                                                                   -            -                 $    -             -%
                                                              ======         ====                 ======         =====


      At December 31, 1997, the Company had an operating loss carryforward of approximately $37,000,000 which will expire at various dates through 2012.
In addition, the Company had unused investment tax credits of approximately $215,000 which will expire at varying dates through 2004.

                                                                               1997                1996
                                                                               ----                ----
Deferred tax asset:
     Net operating loss carryover                                          $ 13,690,000        $ 12,531,000
     Adjustments to reduce land to net realizable value                          12,000              12,000
     Expenses capitalized under IRC 263(a)                                       56,000              56,000
     ITC carryforward                                                           215,000             215,000
     Other                                                                            -               2,000
     Valuation allowance                                                    (11,510,000)        (10,347,000)
                                                                           ------------        ------------
                                                                              2,463,000           2,469,000
Deferred tax liability:
     Basis difference of land and improvement inventories                     2,453,000           2,453,000
     Excess tax over book depreciation                                           10,000              16,000
                                                                           ------------        ------------
                                                                              2,463,000           2,469,000
                                                                           ------------        ------------
Net deferred tax asset                                                     $          0        $          0
                                                                           ============        ============

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

      The holders of the preferred stock are entitled to one vote per share and, except as provided by law, will vote as one class with the holders of the common stock. Class A preferred stockholders are also entitled to receive cumulative dividends at the annual rate of $.32 per share, an effective yield of 8%. Dividends accrued for an initial two year period and, at the expiration of this period, preferred stockholders had the option of receiving accumulated dividends, when and if declared by the Board of Directors, in cash (unless prohibited by law or contract) or common stock.
At December 31, 1997 cumulative preferred dividends in arrears totaled $1,716,000 ($640,000 of which related to the year ended December 31, 1997). On May 15, 1997 preferred dividends accrued through April 25, 1995 totaling $4,260,433 were paid in the form of 2,000,203 shares of common stock.

      As of December 31, 1997, the preferred stock is callable or redeemable at the option of the Company at $4.00 per share plus accrued and unpaid dividends. In addition, the preferred stock will be entitled to preference of $4.00 per share plus accrued and unpaid dividends in the event of liquidation of the Company.

      At December 31, 1997 the Company had reserved 4,684,138 common shares for the conversion of debentures.

15.   Quarterly Results:
      ------------------

      Based on the prior evidence of losses ultimately being realized from contract cancellations and accounts receivable sold with recourse, the Company revised the process to estimate losses. Consequently, during the fourth quarter of 1997, the provision for cancellation of contracts receivable was reduced by $65,000 to allow for receivable balances which are past due only. In addition, the estimated recourse liability for receivables sold was reduced by $8,000. Another, similar reduction was made in a prior quarter.

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

      The aggregate outstanding balances of receivables sold or exchanged with recourse by the Company, not including those receivables associated with the March 1988 financing transaction previously discussed in Notes 5 and 9, totaled approximately $145,000 and $246,000 at December 31, 1997 and 1996, respectively. Based on its collection experience with such receivables, the Company maintained an allowance at December 31, 1997 and 1996 classified in other liabilities, of approximately $60,000 and $66,000 respectively for the recourse provisions related to all receivables sold.

      Under the terms of the receivables sale agreements the Company must repurchase contracts greater than 90 days past due or exchange current contracts owned by the Company. The repurchase price is equal to the outstanding principal balance of the delinquent contract plus accrued interest. At December 31, 1997, sold contracts receivable greater than 90 days past due totaled approximately $60,000. The related accrued interest is considered immaterial.

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

      In 1997 and 1996, an affiliate of Love-PGI, the Company's Preferred Shareholder, Love Investment Company made uncollateralized loans to the Company, which at December 31, 1997 and 1996 had a total outstanding balance, excluding accrued interest, of $545,000 and $325,000, respectively. Interest charged on these loans was $49,000 and $17,700 for 1997 and 1996 respectively.

      Pursuant to the terms of the 1987 preferred stock private placement agreement, the Company accrued $45,000 and $46,000 in management consulting fees during 1997 and 1996, respectively, to a company affiliated with the Partnership's managing general partner. See Secured Lender Transaction under
Note 2.

      In 1985 a corporation owned by the former Chairman of the Board and his family made an uncollateralized loan to the Company which at December 31, 1997 had an outstanding balance, including accrued interest, of $375,000. Interest accrued on this loan was $18,000 for 1997 and 1996.

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

Accounts Payable:

      The carrying amount approximates fair value because of the short-term maturity of those debts. The estimated fair values of the Corporations' financial instruments are as follows:

                                                                       Carrying              Fair
        1997                                                            Amount               Value
        ----                                                           --------              -----
Cash and short-term investments                                       $ 1,175,000         $1,175,000
Principal plus accrued interest
  receivable on real estate                                           $   156,000            156,000
Accounts payable                                                      $   285,000         $  285,000
Long-term debt
Primary Lender                                                        $10,805,000         $5,548,000
Other                                                                 $24,176,000                  -

19.   Loss Per Share
      --------------

      The following is a summary of the calculations used in computing basic and diluted loss per share:

                                                                         1997               1996
                                                                         ----               ----
Net Loss                                                              (3,353,000)        (2,895,000)
Preferred Dividends                                                     (640,000)          (640,000)
                                                                      ----------         ----------
Loss Available to Common Shareholders                                 (3,993,000)        (3,535,000)
                                                                      ==========         ==========

Weighted Average Amount of Shares Outstanding                          4,583,437          3,317,555
Basic and Diluted Loss Per Share                                            (.87)             (1.07)


Item 8.    Disagreements on Accounting and Financial Disclosure
-------    ----------------------------------------------------

      Not Applicable.

                              PART III

Item 9.    Directors and Executive Officers of the Registrant;
-------    ---------------------------------------------------
           Compliance with Section 16(a) of the Exchange Act
           -------------------------------------------------

      The following information, regarding executive officers and directors of the Company, is as of March 25, 1998.

                                   Position with Company and Business
                                   ----------------------------------
       Name and Age                Experience During Last Five Years
       ------------                ---------------------------------
Laurence A. Schiffer
(age 58)                           Director of the Company since April 1987; President and Chief
                                   Executive Officer of the Company since February 1994; Vice
                                   Chairman of the Board since May 1987; President and Chief
                                   Executive Officer of Love Real Estate Company and Love Investment
                                   Company since 1973; Chairman of Heartland Bank and President of
                                   LSHC, the parent company of Heartland Bank since December, 1985;
                                   Manager of PGIP since 1995; member of the Real Estate Board of
                                   Metropolitan St. Louis and the National Association of Real Estate
                                   Boards.

Andrew S. Love, Jr.
(age 54)                           Chairman of the Company's Board of Directors since May 1987;
                                   Secretary since February 1994; Chairman of the Board of Love Real
                                   Estate Company and Secretary of Love Investment Company since
                                   1973; Partner in St. Louis based law firm of Bryan, Cave,
                                   McPheeters & McRoberts until 1991; Director of Heartland Bank and
                                   Chairman of LSHC, the parent company of Heartland Bank since
                                   December 1985; Manager of PGIP since 1995.


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

      Neither Mr. Schiffer nor Mr. Love received fees from any source directly attributable to their services as directors of the Company during 1997.

Item 11.   Security Ownership of Certain Beneficial Owners and Management
--------   --------------------------------------------------------------

      The table below provides certain information as of March 25, 1998 regarding the beneficial ownership of the Common Stock and the Preferred Stock by each person known by the Company to be the beneficial owner of more than five percent of either the Common Stock or the Preferred Stock, each director of the Company (which persons are also the Company's only executive officers), and by virtue of the foregoing, the directors and executive officers of the Company as a group.

                                                                                      Percent of Total              Percent of
                                                                                      ----------------                 Total
                                            Common          Preferred             Common           Preferred          Voting
         Name                               Stock             Stock              Stock<F1>           Stock           Power<F1>
         ----                               ------          ---------            ---------         ---------        ----------
Estate of Harold Vernon                  998,777<F2><F3>          --               18.8%               --              13.7%
Alfred M. Johns                          437,414<F4>         125,000<F4>            8.2%              6.3%              7.7%
Love-PGI Partners, L.P.                2,260,706<F5>       1,875,000<F5>           42.5%             93.8%             56.5%
Andrew S. Love, Jr.                      385,516<F6>       1,875,000<F6>           42.5%             93.8%             56.5%
Laurence A. Schiffer                     385,516<F7>       1,875,000<F7>           42.5%             93.8%             56.5%
All executive officers and
  directors as a group (2
  persons)                               385,516<F8>       1,875,000<F8>           42.5%             93.8%             56.5%

<F1>  The above table does not include 2,595,356 shares that may be received upon conversion of the Company's Convertible Secured Debentures.

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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In order to conserve cash and permit management to concentrate on achieving a sale of all or a portion of its real estate, in 1994 the Company moved its administration and accounting offices to the offices of Love Real Estate Company ("LREC") in St. Louis, Missouri. LREC, a Missouri corporation, is an affiliate of L-PGI, and is located at 212 South Central Avenue, Suite 100, St. Louis, Missouri 63105. A fee of $8,350 per month is paid to LREC for the following services:

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

      Although an amount is paid to LREC as reimbursement for expenses and as a fee for providing management services to the Company, neither the Company nor LREC maintain records which would allow them to attribute any portion of the aforementioned $8,350 per month to reimbursement of particular expenses or to payment for the management services performed for the Company by individual employees of LREC, including Messrs. Love and Schiffer.

      Effective as of March 25, 1987, the Company entered into the Management Agreement with LREC. As a consultant to the Company and in addition to the above services, LREC provides other services including, but not limited to, strategic planning, marketing and financing as requested by the Company. In consideration for these consulting services, the Company pays LREC a quarterly consulting fee of one-tenth of one percent of the book value of the Company's assets, plus reasonable out-of-pocket expenses. As of December 31, 1997 the book value of the Company's assets was approximately $11.1 Million. Consulting fees totaling $45,000 were accrued during 1997. As of December 31, 1997, a total of $289,000 of unpaid fees had accrued under the Management Agreement. In July 1992 accrued management fees were reduced by $1,042,000 as partial consideration for the conveyance by the Company of 350 acres of real estate to L-PGI, which conveyance is described in more detail in the paragraph below describing the Debentures. These 350 acres comprise a portion of the Property to be sold to the Conservancy pursuant to the Option Agreement, as Amended.

      The Management Agreement will continue in effect until terminated upon 90 days prior written notice by a majority vote of the Company's directors who have no financial interest in LREC or in any LREC affiliated entity. Currently all directors have a financial interest in LREC or one of its affiliates.

      Mr. Love receives a nominal salary from LREC. Although Mr. Schiffer receives a salary from LREC, such salary compensates him for his services to LREC, which provides consulting services for numerous other entities affiliated with the Company, and none of the amount earned by LREC under the Management Agreement is intended to be allocated or attributable to any officer or employee, including Mr. Schiffer, of LREC. No part of Mr. Schiffer's annual salary from LREC is directly attributable to the management services he performs for the Company as an employee of LREC pursuant to the Management Agreement.

      In 1997, 1996 and 1995, an affiliate of L-PGI, Love Investment Company, made uncollateralized loans to the Company, which at December 31, 1997, 1996 and 1995 had total outstanding balances, excluding accrued interest, of $545,000, $325,000 and $60,000, respectively. Interest charged on these loans was $49,000, $17,700 and $300 for 1997, 1996 and 1995 respectively.

      In September, 1995, the Company sold promissory notes and mortgages with principal balances of $180,000 to the Love Real Estate Company Profit Sharing Plan (1994).

      In 1989, the Company sold an aggregate $2,282,451 principal amount of the Debentures in a private placement to Love-1989. The general partner of Love-1989 is Love Investment Company, which is owned by Mr. Love, Love family members and trusts, the Estate of Martha Love Symington and Mr. Schiffer.
The above purchase by Love-1989 of the Debentures was funded in part with a loan from L-PGI. Love-1989 has since repaid the debt to L-PGI in full, in part by transferring a portion of the Debentures held by Love-1989 to L-PGI.
In July 1992, as partial consideration for the Company's conveyance of 350 acres of property to L-PGI, the Company retired $782,000 in principal amount of the Debentures held by L-PGI together with $389,000 in accrued interest. The maturity date on all of the remaining Debentures was extended to July 8, 1997 so that the Debentures are in default.

      The Debentures are in part collateralized by a second mortgage in favor of Love-1989 on 650 acres of the Property owned by the Company which would be sold to the Conservancy. The 350 acres transferred to L-PGI as described above are also included in the Property proposed to be sold under the Option Agreement, as Amended. Messrs. Love and Schiffer intend to cause the Company to grant a second mortgage on the Retained Acreage to Love-1989 and in their capacities as control persons of Love-1989, they will cause Love-1989 to release its second mortgage on the 650 acres of the Property to be sold to the Conservancy and they will cause the Company to grant a security interest to Love-1989 behind that held by PGIP in the escrow of the Restricted Proceeds which will be under the control of Messrs. Love and Schiffer since they and a company they control are the managers of PGIP.

      As of December 31, 1997, Love-1989 held $796,950 in principal amount of the Debentures with respect to which there was at that date accrued and unpaid interest in the amount of $1,723,000. In 1990, $703,050 principal amount of the Debentures were transferred by Love-1989 to one of its (now former) limited partners. That former limited partner continues to hold such Debentures and as of December 31, 1997 there was accrued and unpaid interest with respect thereto in the amount of $1,486,000.

      There can be no assurance that the former limited partner of Love-1989 will agree to the release of the second mortgage referred to above. Without conceding that this former limited partner has an independent interest in the second mortgage which would require his consent to the release, a refusal to consent might adversely impact the ability of the Company's subsidiary to be able to deliver marketable title to the Property even if Proposal Three is passed and the option to purchase the Property is exercised.

      In 1985, a corporation owned by Alfred M. Johns, the former Chairman of the Company, and his family made an uncollateralized loan to the Company which at December 31, 1997 had an outstanding balance, excluding accrued interest, of $176,000. Besides being a direct owner of Common and Preferred Stock, Mr. Johns has no other direct or indirect affiliations with the Company.

      For the past several years, First Union, the Company's former primary bank lender, had been threatening to foreclose on substantially all of the Company's real estate. This would have forced a liquidation of the Company. To prevent foreclosure, Messrs. Love and Schiffer, who control a large portion of the Voting Capital Stock through their affiliation with L-PGI and who are the Company's only directors and executive officers, formed PGIP in August 1995 to purchase the Company's First Mortgage Indebtedness and to accept the assignment from First Union of the first mortgage securing repayment of the First Mortgage Indebtedness.

      On March 28, 1996, First Union assigned to PGIP all of its right, title and interest in and to the loan documents (i) evidencing First Union's credit agreements with the Company and Company's subsidiaries, Sugarmill Woods, Burnt Store Marina, Inc., and Gulf Coast Credit Corporation, and (ii) securing such indebtedness with substantially all of the Company's real estate (the "Loan Documents"). At the time of the assignment, the First Mortgage Indebtedness was approximately $9,007,000 in principal and accrued interest.

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

      PGIP borrowed $3,249,521 of the Purchase Price from First Union evidenced by notes executed in favor of First Union (the "PGIP Notes"). The PGIP Notes bear interest at the prime rate as published in the Wall Street Journal plus 1% and matured on June 1, 1997. First Union extended repayment
of the PGIP Notes to February 28, 1998.   First Union has orally agreed to a
further extension to April 30, 1998. Interest on the PGIP Notes is payable monthly. As security for payment of its obligations under the PGIP Notes, PGIP assigned back to First Union all of its right, title and interest in and to the Loan Documents.

      While PGIP was negotiating with First Union regarding the purchase of the First Mortgage Indebtedness, First Union and the Company entered into a series of forbearance agreements, so that First Union would not foreclose on the Company's real estate. As a condition to First Union's execution of the forbearance agreement, Purchaser paid First Union multiple nonrefundable forbearance fees totaling $168,000 on December 31, 1995 ($273,000 as of March 28, 1996), which were applied to the purchase price of the Loan Documents. In addition, upon execution of the Note and Loan Documents Purchase Agreement, PGIP paid First Union a nonrefundable initial loan purchase installment of $241,617 (the "Initial Loan Purchase Payment") which was applied against the Purchase Price which was paid at closing on March 28, 1996. The Initial Loan Purchase Payment paid to First Union was used by First Union to pay the Company's 1993 property tax owed to Citrus and Hernando Counties, Florida.

      During 1997, PGIP further advanced $36,908 to the Company to pay fees incurred to continue professional work on the bulk sale of property under the aforementioned Option Agreement, as Amended.

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

      The largest investor in PGIP is LSHC which holds approximately a 75% interest in, and is a manager of, PGIP. Messrs. Andrew S. Love, Jr. and Laurence A. Schiffer together own approximately 52% of all the issued and outstanding voting stock of LSHC and serve as the only directors and executive officers of LSHC. Messrs. Love, Schiffer and LSHC are the managers of PGIP.

      As the purchaser of the Loan Documents, PGIP has a first mortgage on the part of the Property owned by the Company and proposed to be sold to the Conservancy. PGIP accepted assignment of the Loan Documents, which were in default and with respect to which the maturity of the First Mortgage Indebtedness had been accelerated. The Company has been advised by PGIP that it will be the policy of PGIP not to proceed with collection of the principal and interest evidenced and secured by the Loan Documents so long as the Company pursues satisfactory efforts to market and sell the property. PGIP's policy, but not its contractual obligation, will be to facilitate sales of the property by agreeing to the release of property to be sold from the lien of the Loan Documents against payments of the net sale proceeds therefrom, after all expenses, closing costs and the like incurred by the Company in connection with any such sale, in a manner to be agreed upon by PGIP and the Company. The bulk sale of the Property to the Conservancy is an integral part of the plan by which the Company intends to repay PGIP.

      Pursuant to PGIP's Operating Agreement, all proceeds received from repayment of the First Mortgage indebtedness are to be distributed to its members prorata with the percent of PGIP interests each owns. Because LSHC owns approximately 75% of the PGIP interests, it will be entitled to approximately 75% of any distributions PGIP makes to its members from proceeds of the sale to the Conservancy received from the Company. Because Messrs. Love and Schiffer (who are the Company's only executive officers and directors) together own approximately 52% of LSHC, they may be deemed to have "profited" by an aggregate of approximately 52% of the amount by which LSHC's prorata portion of the distribution from PGIP exceeds the amount LSHC paid for its PGIP interests, or by approximately $1,454,000, based on a closing of the sale of the property on April 30, 1998 and the immediate distribution of available cash at that time.

      The Company believes that the foregoing transactions were on terms comparable to those which would have been obtained from unaffiliated persons.

Item 13.   Exhibits, Financial Statement Schedules & Reports on Form 8-K
--------   -------------------------------------------------------------

Form 10-KSB

(a)   1.   Financial Statements                                         Page No.
           Report of Independent Accountants                                24

      Consolidated Statements of Financial Position December
      31, 1997 and 1996                                                     25

      Consolidated Statements of Operations Years Ended
      December 31, 1997 and 1996                                            26

      Consolidated Statements of Cash Flows Years Ended
      December 31, 1997 and 1996                                         27-28

      Consolidated Statements of Stockholders' Deficiency
      years Ended December 31, 1997 and 1996                                29

      Notes to Consolidated Financial Statements                         30-41

(a)   2.   Exhibits
           Reference is made to the Exhibit Index contained on pages 51 to 55 herein for a list of exhibits filed under this Item.

(b)   Reports on Form 8-K.

           None were filed in the fourth quarter of 1997.

(c) See the Exhibit Index contained on pages 51 to 55 herein for a list of each management contract, compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this report: Exhibits 10.1, 10.2, and 10.5.

(d)   None



                                [BDO letterhead]




Consent of Independent Certified Public Accountants


PGI Incorporated
St. Louis, Missouri

We consent to the incorporation by reference in the registration statement of PGI Incorporated and subsidiaries on Form S-8 (File 2-77149) of our report dated March 17, 1998, except for Note 2 dated March 24, 1998, relating to the consolidated financial statements and financial statement schedule of PGI Incorporated and subsidiaries which report is included in this Annual Report on Form 10-KSB. Our report contains an explanatory paragraph regarding uncertainty as to the ability of the Company to continue as a going concern.


St. Louis, Missouri
April 14, 1998

                                SIGNATURES
                                ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Louis, State of Missouri, on this 15th day of April, 1998.

                                       PGI INCORPORATED
                                       (Registrant)

                                       By:/s/Laurence A. Schiffer
                                          ----------------------------------
                                       Laurence A. Schiffer, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to Form 10-KSB has been signed below by the following persons in the capacities and on the dates indicated.

Signature                      Title                                Date
---------                      -----                                ----
/s/ Andrew S. Love, Jr.        Chairman of the Board                April 15, 1998
---------------------------    Secretary
Andrew S. Love, Jr.


/s/ Laurence A. Schiffer       Vice Chairman of the                 April 15, 1998
---------------------------    Board, President,
Laurence A. Schiffer           Principal Executive Officer,
                               Principal Financial Officer and
                               Principal Accounting Officer

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

 4.17       Note Purchase and Loan Transaction dated as of March 28, 1996, by First Union National Bank of
            Florida, PGIP, LLC, PGI Incorporated, Sugarmill Woods, Inc., Burnt Store Marina, Inc. and Gulf Coast Credit
            Corporation (filed as Exhibit 4.17 to Registrants Form 10-KSB/A dated August 27, 1997 and incorporated herein by reference.)

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

10.6        Option Agreement For Sale and Purchase dated January 31, 1997, between Sugarmill Woods, Inc., Love- PGI
            Partners, L.P., and The Nature Conservancy (filed as Exhibit 10.6 to Registrants Form 10-KSB/A dated August 27,
            1997 and incorporated herein by reference.)

10.7        First Amendment to Option Agreement for Sale and Purchase dated August 25, 1997 between Sugarmill Woods,
            Inc., Love-PGI Partners, L.P., and The Nature Conservancy (filed as part of Appendix B to Registrant's Proxy
            Statement dated December 8, 1997 and incorporated herein by reference.)

10.8        Second Amendment to Option Agreement for Sale and Purchase dated September 29, 1997 between Sugarmill Woods,
            Inc., Love-PGI Partners, L.P., and The Nature Conservancy (filed as part of Appendix B to Registrant's Proxy
            Statement dated December 8, 1997 and incorporated herein by reference.)



11.         See note 19 to the consolidated financial statements.

12.         Inapplicable.

13.         Inapplicable.

16.         Coopers and Lybrand's letter to the SEC dated February 9, 1995 (filed as Exhibit 16 to the Registrant's From
            8-K dated February 9, 1995 and incorporated herein by reference).

18.         Inapplicable.

19.         Inapplicable.

21.         Subsidiaries of the Registrant, filed herein.

22.         Inapplicable.

23.         Inapplicable.

27.         Financial Data Schedule filed herein.


55

