Form 10QSB
period 1998-03-31
PGI INC
filed 1998-05-15
CIK 81157

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)
/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the quarterly period ended            March 31, 1998
                                    ------------------------------------------
                                      OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the transition period from ----------------- to --------------------

      Commission File Number          1-6471
                            --------------------------------------------------

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 15, 1998 there were 5,317,758 shares of the Registrant's common stock outstanding.

      Transitional Small Business Disclosure Format (Check one):
            Yes        No   X
                -----    ------

                                     PGI INCORPORATED AND SUBSIDIARIES
                                               FORM 10-QSB
                                  For the Quarter Ended March 31, 1998

                                            Table of Contents

                                        --------------------------
                                                                                                   Form 10-QSB
                                                                                                     Page No.
                                                                                                   -----------
PART I      Financial Information

      Item 1   Financial Statements
               Consolidated Statements of Financial Position
                 March 31, 1998 and December 31, 1997                                                      3
               Consolidated Statements of Operations
                 Three Months Ended March 31, 1998 and 1997                                                4
               Condensed Consolidated Statements of Cash Flows
                 Three Months Ended March 31, 1998 and 1997                                                5
               Notes to Consolidated Financial Statements
                 for Form 10-QSB                                                                        6-11

      Item 2   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                   12-15


PART II     Other Information

      Item 1   Legal Proceedings                                                                          16
      Item 2   Changes in Securities                                                                      16
      Item 3   Defaults Upon Senior Securities                                                            16
      Item 4   Submission of Matters to a Vote of Security Holders                                        16
      Item 5   Other Information                                                                          16
      Item 6   Exhibits and Reports on Form 8-K                                                           16

SIGNATURES                                                                                                17

                       PGI INCORPORATED AND SUBSIDIARIES

PART I      Financial Information

      Item 1      Financial Statements

                                      CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                                    ($ in thousands)
                                                                                 March 31,             December 31,
                                                                                   1998                    1997
                                                                                -----------            ------------
                                                                                (unaudited)

ASSETS

   Cash and Cash Equivalents                                                    $        3              $        2
   Restricted Cash                                                                   1,194                   1,173
   Receivables on real estate sales - net                                              139                     156
   Other receivables                                                                    32                      28
   Land and improvement inventories                                                  8,991                   8,992
   Property and equipment - net                                                         15                      18
   Other assets                                                                        775                     759
                                                                                ----------              ----------
                                                                                $   11,149              $   11,128
                                                                                ==========              ==========

LIABILITIES
   Accounts payable                                                             $      259              $      285
   Other liabilities                                                                 1,800                   1,727
   Accrued interest:
      Primary lender                                                                 3,711                   3,461
      Debentures                                                                     8,595                   8,238
      Other                                                                          1,679                   1,629
   Credit agreements -
   Primary lender                                                                    7,499                   7,344
   Notes and mortgages payable                                                       3,780                   3,750
   Convertible subordinated
      debentures payable                                                             9,059                   9,059
   Convertible debentures payable                                                    1,500                   1,500
                                                                                ----------              ----------

                                                                                $   37,882              $   36,993
                                                                                ----------              ----------
   Commitments and contingencies

STOCKHOLDERS' EQUITY
   Preferred stock, par value $1.00 per share;
      authorized 5,000,000 shares; 2,000,000 Class A
      cumulative convertible shares issued and
      outstanding; (liquidation preference
      of $4.00 per share or $8,000,000)                                              2,000                   2,000
   Common stock, par value $.10 per share;
      authorized 25,000,000 shares; 5,317,758
      shares issued and outstanding                                                    532                     532
   Paid in capital                                                                  13,498                  13,498
   Accumulated deficit                                                             (42,763)                (41,895)
                                                                                ----------              ----------

                                                                                   (26,733)                (25,865)
                                                                                ----------              ----------

                                                                                $   11,149              $   11,128
                                                                                ==========              ==========

               See accompanying notes to consolidated financial statements for Form 10-QSB.

                       PGI INCORPORATED AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    ($ in thousands)
                                                       (Unaudited)
                                                                                         Three Months Ended
                                                                                 ---------------------------------
                                                                                 March 31,               March 31,
                                                                                   1998                    1997
                                                                                 ---------               ---------
REVENUES
    Interest income                                                                      4                      11
    Other income                                                                        89                     134
                                                                                 ---------               ---------
                                                                                        93                     145
                                                                                 ---------               ---------

COSTS AND EXPENSES
    Selling expenses                                                                     5                       2
    General & administrative expenses                                                  212                     150
    Interest                                                                           669                     654
    Other expenses                                                                      75                     126
                                                                                 ---------               ---------
                                                                                       961                     932
                                                                                 ---------               ---------

NET INCOME (LOSS)                                                                $    (868)              $    (787)
                                                                                 =========               =========
NET INCOME (LOSS) PER SHARE (<F*>)
    Primary and fully diluted                                                    $    (.19)              $    (.29)
                                                                                 =========               =========

<F*> Considers the effect of cumulative preferred dividends in arrears for the three months ended March 31, 1998 and 1997.


                See accompanying notes to consolidated financial statements for form 10-QSB.

                       PGI INCORPORATED AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    ($ in thousands)
                                                       (Unaudited)
                                                                                       Three Months Ended
                                                                               ------------------------------------
                                                                                March 31,                 March 31,
                                                                                  1998                      1997
                                                                               -----------                ---------
Net cash (used in) operating activities                                        $      (185)               $    (10)
                                                                               -----------                --------
Cash flows from financing activities:
    Proceeds from borrowings                                                           196                      67
    Principal payments on debt                                                         (10)                    (59)
                                                                               -----------                --------
    Net cash provided by (used in) financial activities                                186                       8
                                                                               -----------                --------

Net increase (decrease) in cash                                                          1                      (2)

Cash at beginning of period                                                              2                      12
                                                                               -----------                --------

Cash at end of period                                                          $         3                $     10
                                                                               ===========                ========


                   See accompanying notes to consolidated financial statements for Form 10-QSB.

                  PGI INCORPORATED AND SUBSIDIARIES

      Notes to Consolidated Financial Statements

(1)   Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all disclosures necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The Company's independent accountants included an explanatory paragraph regarding the Company's ability to continue as a going concern in their opinion on the Company's consolidated financial statements for the year ended December 31, 1997.

      The Company remains in default under the indentures governing its convertible unsecured subordinated debentures and in default of its primary debt obligations. A significant payment on the primary debt obligation occurred with the sale of the undeveloped land in Citrus County upon closing May 13, 1998. (See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 10 and 11 to the Company's consolidated financial statements for the year ended December 31, 1997, as contained in the Company's Annual Report on Form 10-KSB).

      The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the Company be unsuccessful in its sales and refinancing efforts.

      In the opinion of management, subject to the effects on the Company's unaudited consolidated financial statements of such adjustments, if any, as might have been required had the outcome of the matters discussed in the preceding paragraph been known, all other adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the three months ended March 31, 1998 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 1998 or any other interim period.

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

                     PGI INCORPORATED AND SUBSIDIARIES


(3)   Per Share Data

      Primary per share amounts are computed by dividing net income (loss), after considering cumulative dividends in arrears on the Company's preferred stock, by the average number of common shares and common stock equivalents outstanding. For this purpose, the Company's cumulative convertible preferred stock, convertible subordinated debentures and collateralized convertible debentures are not deemed to be common stock equivalents, but outstanding vested stock options are considered as such. However, under the treasury stock method, no vested stock options were assumed to be exercised, and therefore no common stock equivalents existed, for the calculation of primary per share amounts for the three months ended March 31, 1998 and 1997. The average number of common shares outstanding for the three months ended March 31, 1998 and 1997 was 5,317,758 and 3,317,555, respectively. On
      May 15, 1997, preferred dividends accrued through April 25, 1995 were paid in the form of 2,000,203 shares of common stock.

      Fully diluted per share amounts are computed by dividing net income
      (loss) by the average number of common shares outstanding, after adjusting both for the estimated effects of the assumed exercise of stock options and the assumed conversion of all cumulative convertible preferred stock, convertible subordinated debentures and collateralized convertible debentures into shares of common stock. For the three months ended March 31, 1998 and 1997, no stock options were assumed to be exercised and the effect of the assumed exercise of stock options and the assumed conversion of all cumulative convertible preferred stock, convertible subordinated debentures and collateralized convertible debentures would have been anti-dilutive.

      The following is a summary of the calculations used in computing basic and diluted loss per share for March 31, 1998 and 1997:

                                                      March 31, 1998           March 31, 1997
                                                      --------------           --------------
            Net Loss                                      (868,000)               (787,000)
            Preferred Dividends                           (160,000)               (160,000)
                                                        ----------               ---------
            Loss Available to
               Common Shareholders                      (1,028,000)               (947,000)
                                                        ==========               =========

            Weighted Amount of Shares
               Outstanding                               5,317,758               3,317,555
            Basic and Diluted Loss Per
               Share                                          (.19)                   (.29)

(4)   Statement of Cash Flows

      The Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows", which requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. Interest paid for the three months ended March 31, 1998 and 1997 was $12,000 and $42,000, respectively.

      For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                        PGI INCORPORATED AND SUBSIDIARIES

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

(6)   Receivables on Real Estate Sales

      Net receivables on real estate sales consisted of:


                                                         March 31,             December 31,
                                                           1998                   1997
                                                        ----------             ------------
                                                                 ($ in thousands)
      Contracts receivable on homesite sales            $      797              $      816
      Other                                                     89                      89
                                                        ----------              ----------
                                                               886                     905
      Less:  Allowance for cancellations                      (706)                   (706)
             Unamortized valuation discount                    (41)                    (43)
                                                        ----------              ----------
                                                        $      139              $      156
                                                        ==========              ==========

(7)   Land and Improvements

      Land and improvement inventories consisted of:

                                                         March 31,             December 31,
                                                           1998                   1997
                                                        ----------             ------------
                                                                 ($ in thousands)
      Unimproved land                                   $    8,724              $    8,724
      Fully improved land                                      267                     268
                                                        ----------              ----------
                                                        $    8,991              $    8,992
                                                        ==========              ==========

(8)   Property and Equipment

      Property and equipment consisted of:

                                                         March 31,             December 31,
                                                           1998                   1997
                                                        ----------             ------------
                                                                 ($ in thousands)
      Furniture, fixtures and other equipment           $      212              $      212
      Less:  Accumulated depreciation                         (197)                   (194)
                                                        ----------              ----------
                                                        $       15              $       18
                                                        ==========              ==========

                       PGI INCORPORATED AND SUBSIDIARIES

(9)   Other Assets

      Other assets consisted of:

                                                         March 31,             December 31,
                                                           1998                    1997
                                                         ---------             ------------
                                                                 ($ in thousands)
      Guaranteed future connections, net                $      621              $      621
      Deposit with Trustee of 6-1/2% debentures                133                     131
      Other                                                     21                       7
                                                        ----------              ----------
                                                        $      775              $      759
                                                        ==========              ==========

(10)  Other Liabilities

      Other Liabilities consisted of:

                                                         March 31,             December 31,
                                                           1998                   1997
                                                         ---------             ------------
                                                                ($ in thousands)
      Accrued property taxes
         - current                                      $      291             $       230
         - delinquent                                          722                     745
      Other accrued expenses                                   358                     342
      Deposits, advances and escrows                           355                     336
      Estimated recourse liability for
         receivables sold                                       58                      58
      Other                                                     16                      16
                                                        ----------             -----------
                                                        $    1,800             $     1,727
                                                        ==========             ===========

(11) Primary Lender Credit Agreements, Notes and Mortgages Payable and Convertible Subordinated Debentures Payable

      Credit agreements with the Company's primary lender and notes and mortgages payable consisted of the following:

                                                         March 31,             December 31,
                                                           1998                    1997
                                                         ---------             ------------
                                                                 ($ in thousands)
      Credit agreements - primary lender:
         (maturing July 8, 1997, bearing interest
         at prime plus 5%):                             $    7,499             $     7,344

      Notes and mortgages payable - $1,253,000
         bearing interest at 12-1/4%, $1,176,000
         bearing interest at prime plus 2%, the
         remainder bearing interest at varying
         rates to 23%; maturing through 2000                 3,780                   3,750
                                                        ----------             -----------

      Convertible subordinated debentures payable:

      At 6-1/2% interest; due June 1991; convertible
         into shares of common stock at
         $18.00 per share                               $    1,034             $     1,034
      At 6% interest; due May 1, 1992; convertible
         into shares of common stock at
         $19.50 per share                                    8,025                   8,025
                                                        ----------             -----------
                                                        $    9,059             $     9,059
                                                        ----------             -----------

                       PGI INCORPORATED AND SUBSIDIARIES

      Collateralized convertible debentures payable:

      At 14% interest; due July 8, 1997, convertible
         into share of common stock at
         $1.72 per share                                     1,500                   1,500
                                                        ----------             -----------
                                                        $   21,838             $    21,653
                                                        ==========             ===========



(12)  Real Estate Sales and Other Income

      There were no real estate sales for the three months ended March 31, 1998 and 1997.

      Other income for the three months ended March 31, 1998 and 1997 consisted of:

                                                                 Three Months Ended
                                                          --------------------------------
                                                          March 31,               March 31,
                                                            1998                    1997
                                                          ---------              ----------
                                                                ($ in thousands)
      Commission income                                  $      79               $     102
      Other income                                              10                      32
                                                         ---------               ---------
                                                         $      89               $     134
                                                         =========               =========

(13)  Commitments and Contingencies

      The aggregate outstanding balances of all receivables sold and exchanged with recourse totaled $130,000 and $145,000 at March 31, 1998 and December 31, 1997, respectively. Based on its collection experience with such receivables, the Company maintained allowances at both March 31, 1998 and December 31, 1997, classified in other liabilities, of $58,000 for the recourse provisions related to all receivables sold.

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

                       PGI INCORPORATED AND SUBSIDIARIES

      At December 31, 1997, the Company had an operating loss carryforward of approximately $37,000,000 to reduce future taxable income. These operating losses expire at various dates through 2,012.

      The following summarizes the temporary differences of the Company at December 31, 1997 at the current statutory rate:

            Deferred tax asset:
            Net operating loss carryforward                           $ 13,690,000
            Adjustments to reduce land to
              net realizable value                                          12,000
            Expenses capitalized under IRC 263(a)                           56,000
               ITC carryforward                                            215,000
            Valuation allowance                                        (11,510,000)
                                                                      ------------
                                                                         2,463,000
                                                                      ------------
            Deferred tax liability
            Basis difference of land and
              improvement inventories                                    2,453,000
            Excess tax over book depreciation                               10,000
                                                                      ------------
                                                                         2,463,000
                                                                      ------------
            Net deferred tax asset                                    $          0
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

      During the fiscal year ended December 31, 1996, the Company's business focus and emphasis changed substantially as it concentrated its sales and marketing efforts almost exclusively on the disposition in bulk of its undeveloped, platted, residential real estate. This change was prompted by it's continuing financial difficulties due to the principal and interest owed on its debt and managements' conclusion that a bulk sale was the best way to reduce the Company's debt service obligations. Upon the sale of this undeveloped land, its remaining inventory will consist of undeveloped commercial property. At this point the Company intends to make a decision as to whether it will pursue the development and sale of the commercial property in accordance with its traditional core business plans or whether it will attempt to sell such property in bulk. That decision will depend, in part, on whether the Company believes it can generate more revenue by developing and selling individual commercial properties or by selling in bulk.

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

      Shareholder approval of the sale of the property was obtained at the Annual Meeting of the Company on December 22, 1997. The Company consummated the transaction on May 13, 1998.

Results of Operations

      Revenues for the first three months of 1998 decreased by $52,000 to $93,000 from $145,000 for the comparable 1997 period. A net loss of $868,000 was incurred for the first three months of 1998 compared to a net loss of $787,000 for the first three months of 1997. After consideration of cumulative preferred dividends in arrears, totaling $160,000 for each of the three months ended March 31, 1998 and 1997 ($.05 per share of common stock), net losses per share of $.19 and $.29, respectively, were reported for the three month periods ended March 31, 1998 and 1997.

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

      The largest investor in PGIP is Love Savings Holding Company ("LSHC") which holds approximately a 75% interest. Messrs. Love and Schiffer own approximately 52% of LSHC and serve as the only directors and executive officers of LSHC. Messrs. Love, Schiffer and LSHC are the managers of PGIP. Messrs. Love and Schiffer serve as executive officers and directors of the Company and the other Borrowers and the Guarantors.

      There were no real estate sales for the three months ended March 31, 1998 and 1997.

      Other income for the three months ended March 31, 1998 and 1997 consisted of:

                                                                 Three Months Ended
                                                          --------------------------------
                                                          March 31,              March 31,
                                                            1998                   1997
                                                          ---------              ---------
                                                                 ($ in thousands)
      Commission income                                   $     79               $     102
      Other income                                              10                      32
                                                          --------               ---------
                                                          $     89               $     134
                                                          ========               =========

                       PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

      The Company suspended the construction of homes and sale of homes and homesites in 1994. Starting in January 1996, the Company began concentrating on disposing in bulk of its undeveloped, platted, residential real estate in order to decrease its debt obligations. The Company envisioned selling off such property and retaining its undeveloped commercial real estate for future development or bulk sales depending on the profitability. The Company's management closed on the sale of its undeveloped land in Citrus County on May 13, 1998.

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

      Cash used in operating activities for the three months ended March 31, 1998 was $185,000 compared to $10,000 for the comparable 1997 period. During the first three months of 1998, financing activities provided $186,000 in cash flow with $196,000 in proceeds from borrowings. Net cash used in financing activities was $10,000 for normal debt repayment as compared to $59,000 for the same period in 1997.

Analysis of Financial Condition

      Assets totaled $11.15 million at March 31, 1998 compared to $11.13 million at December 31, 1997, reflecting the following changes:

                                                         March 31,             December 31,              Increase
                                                           1998                    1997                 (Decrease)
                                                         ---------             ------------             ----------
                                                                             ($ in thousands)
      Cash and Cash Equivalents                         $        3              $        2              $       1
      Restricted Cash                                        1,194                   1,173                     21
      Receivables                                              171                     184                    (13)
      Land and improvement inventories                       8,991                   8,992                     (1)
      Net property and equipment                                15                      18                     (3)
      Other assets                                             775                     759                     16
                                                        ----------              ----------              ---------
                                                        $   11,149              $   11,128              $      21
                                                        ==========              ==========              =========


      Liabilities were $37.9 million at March 31, 1998 compared to $37.0 million at December 31, 1997, reflecting the following changes among categories.

                       PGI INCORPORATED AND SUBSIDIARIES


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                                                         March 31,             December 31,              Increase
                                                           1998                    1997                 (Decrease)
                                                         ---------             ------------             ----------
                                                                             ($ in thousands)
      Accounts payable                                  $      259              $      285              $      (26)
      Other liabilities                                      1,800                   1,727                      73
      Accrued interest                                      13,985                  13,328                     657
      Credit agreements - primary lender                     7,499                   7,344                     155
      Notes and mortgages payable                            3,780                   3,750                      30
      Convertible subordinated
        debentures payable                                   9,059                   9,059                       -
      Convertible debentures payable                         1,500                   1,500                       -
                                                        ----------              ----------              ----------
                                                        $   37,882              $   36,993              $      889
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

      The Company remains in default of the entire principal plus interest on its convertible subordinated debentures. The amounts due are as indicated in the following table:

                                                                                           March 31, 1998
                                                                                ---------------------------------
                                                                                 Principal                Unpaid
                                                                                Amount Due               Interest
                                                                                ----------               --------
                                                                                         ($ in thousands)
      Convertible subordinated debentures due June 1, 1991                      $    1,034               $     557
      Convertible subordinated debentures due May 1, 1992                            8,025                   4,664
                                                                                ----------               ---------
                                                                                $    9,059               $   5,221
                                                                                ==========               =========

      The Company does not have funds available to make any payments of either principal or interest on the above debentures. The Company has investigated the consequences of a bankruptcy filing and believes that such an event is not in the best interest of either the debenture or equity holders.



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

      (c)   No report on Form 8-K was filed during the quarter ended March
            31, 1998.



                       PGI INCORPORATED AND SUBSIDIARIES

                                  SIGNATURES

      In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   PGI INCORPORATED
              --------------------------
                    (Registrant)



Date:         May 15, 1998                /s/ Laurence A. Schiffer
       -------------------------          -------------------------------
                                          Laurence A. Schiffer
                                          President



                       PGI INCORPORATED AND SUBSIDIARIES


EXHIBIT INDEX
-------------
                                                                              Sequential
                                                                              Page Number
 2.  Inapplicable.

 3.  Inapplicable.

 4.  Inapplicable.

10.  Inapplicable.

11.  Statements re:  Computations of Per Share Earnings.
     (See Note 3 to the consolidated financial statements.)

15.  Inapplicable.

18.  Inapplicable.

19.  Inapplicable.

22.  Inapplicable.

23.  Inapplicable.

24.  Inapplicable.

27.  Financial Data Schedule.                                                     19