Form 10QSB
period 1998-06-30
PGI INC
filed 1998-08-14
CIK 81157

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

 (Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


      For the quarterly period ended           June 30, 1998
                                     -------------------------------
                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


      For the transition period from                    to
                                     ------------------    -------------------

      Commission File Number          1-6471
                             -------------------------------------------------

      PGI INCORPORATED
      ------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

                 FLORIDA                              59-0867335
      -------------------------------    -------------------------------------
      (State or other jurisdiction of    (I.R.S. Employer Identification No.)
      incorporation or organization)

      212 SOUTH CENTRAL, SUITE 100; ST. LOUIS, MISSOURI  63105
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
                        ---      ---

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 1998 there were 5,317,758 shares of the Registrant's common stock outstanding.

      Transitional Small Business Disclosure Format (Check one):
            Yes      No  X
                ---     ---

                       PGI INCORPORATED AND SUBSIDIARIES

                       PGI INCORPORATED AND SUBSIDIARIES
                                  FORM 10-QSB
                      For the Quarter Ended June 30, 1998
                               Table of Contents
                               -----------------

                                                                          Form 10-QSB
                                                                            Page No.
                                                                          -----------
PART I   Financial Information

  Item 1     Financial Statements
              Consolidated Statements of Financial Position
                 June 30, 1998 and December 31, 1997                               3
              Consolidated Statements of Operations
                 Three and Six Months Ended June 30, 1998 and 1997                 4
              Condensed Consolidated Statements of Cash Flows
                 Six Months Ended June 30, 1998 and 1997                           5
              Notes to Consolidated Financial Statements
                 for Form 10-QSB                                              6 - 11

  Item 2      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                           12-15


PART II  Other Information

  Item 1       Legal Proceedings                                                  16
  Item 2       Changes in Securities                                              16
  Item 3       Defaults Upon Senior Securities                                    16
  Item 4       Submission of Matters to a Vote of Security Holders                16
  Item 5       Other Information                                                  16
  Item 6       Exhibits and Reports on Form 8-K                                   16

SIGNATURES                                                                        17


                          PGI INCORPORATED AND SUBSIDIARIES


PART I   Financial Information

  Item 1 Financial Statements

                            CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                           ($ in thousands)
                                                                         June 30,    December 31,
                                                                           1998          1997
                                                                           ----          ----
                                                                       (unaudited)

ASSETS

     Cash and Cash Equivalents                                          $    259       $      2
     Restricted Cash                                                       2,023          1,173
     Receivables on real estate sales - net                                  111            156
     Other receivables                                                        30             28
     Land and improvement inventories                                        890          8,992
     Property and equipment - net                                             12             18
     Other assets                                                            163            759
                                                                        --------       --------
                                                                        $  3,488       $ 11,128
                                                                        ========       ========

LIABILITIES
     Accounts payable                                                   $     73       $    285
     Other liabilities                                                     1,503          1,727
     Accrued interest:
        Primary lender                                                        18          3,461
        Debentures                                                         8,960          8,238
        Other                                                              1,594          1,629
     Credit agreements -
        Primary lender                                                     1,000          7,344
     Notes and mortgages payable                                           1,198          3,750
     Convertible subordinated
        debentures payable                                                 9,059          9,059
     Convertible debentures payable                                        1,500          1,500
                                                                        --------       --------

                                                                        $ 24,905       $ 36,993
                                                                        --------       --------
     Commitments and contingencies

STOCKHOLDERS' EQUITY
     Preferred stock, par value $1.00 per share;
        authorized 5,000,000 shares; 2,000,000 Class A
        cumulative convertible shares issued and
        outstanding; (liquidation preference
        of $4.00 per share or $8,000,000)                                  2,000          2,000
     Common stock, par value $.10 per share;
        authorized 25,000,000 shares; 5,317,758
        shares issued and outstanding                                        532            532
     Paid in capital                                                      13,498         13,498
     Accumulated deficit                                                 (37,447)       (41,895)
                                                                        --------       --------

                                                                         (21,417)       (25,865)
                                                                        --------       --------

                                                                        $  3,488       $ 11,128
                                                                        ========       ========


See accompanying notes to consolidated financial statements for Form 10-QSB.


                          PGI INCORPORATED AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                              ($ in thousands)
                                                (Unaudited)

                                                      Three Months Ended            Six Months Ended
                                                    -----------------------     ------------------------
                                                    June 30,       June 30,     June 30,        June 30,
                                                      1998           1997         1998            1997
                                                    --------       --------     --------        --------
REVENUES
     Real Estate Sales                               13,447              -        13,447              -
     Interest income                                      3              9             7             20
     Other income                                     1,232            141         1,321            275
                                                    -------          -----       -------        -------
                                                     14,682            150        14,775            295
                                                    -------          -----       -------        -------

COSTS AND EXPENSES
     Costs of Real Estate Sales                       8,427              -         8,427              -
     Selling expenses                                    10              2            15              4
     General & administrative expenses                  131            213           343            363
     Interest                                           596            672         1,265          1,326
     Other expenses                                      98             99           173            225
                                                    -------          -----       -------        -------
                                                      9,262            986        10,223          1,918
                                                    -------          -----       -------        -------

NET INCOME (LOSS)BEFORE INCOME TAX                  $ 5,420          $(836)        4,552         (1,623)

PROVISION FOR INCOME TAX                                104              -           104              -
                                                    -------          -----       -------        -------
NET INCOME (LOSS)                                   $ 5,316          $(836)      $ 4,448        $(1,623)
                                                    =======          =====       =======        =======
NET INCOME (LOSS) PER SHARE<F*>
     Primary and fully diluted                      $   .97          $(.23)      $   .78        $  (.51)
                                                    =======          =====       =======        =======


<F*> Considers the effect of cumulative preferred dividends in arrears for the three and six months ended June 30, 1998 and 1997.

See accompanying notes to consolidated financial statements for form 10-QSB.


                          PGI INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    ($ in thousands)
                                       (Unaudited)
                                                                          Six Months Ended
                                                                         -------------------
                                                                         June 30,   June 30,
                                                                           1998       1997
                                                                         -------------------
Net cash provided by (used in) operating activities                      $ 7,764     $  (1)
                                                                         -------     -----
Cash flows from financing activities:
  Proceeds from borrowings                                                    31       117
  Principal payments on debt                                              (7,538)     (103)
                                                                         -------     -----
  Net cash provided by (used in) financial activities                     (7,507)       14
                                                                         -------     -----

Net increase  in cash                                                        257        13

Cash at beginning of period                                                    2        12
                                                                         -------     -----

Cash at end of period                                                    $   259     $  25
                                                                         =======     =====

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

      All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the three and six months ended June 30, 1998 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 1998 or any other interim period.

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

 (3)  Per Share Data

      Primary per share amounts are computed by dividing net income (loss), after considering cumulative dividends in arrears on the Company's preferred stock, by the average number of common shares and common stock equivalents outstanding. For this purpose, the Company's cumulative convertible preferred stock, convertible subordinated debentures and collateralized convertible debentures are not deemed to be common stock equivalents, but outstanding vested stock

                       PGI INCORPORATED AND SUBSIDIARIES

      options are considered as such. However, under the treasury stock method, no vested stock options were assumed to be exercised, and therefore no common stock equivalents existed, for the calculation of primary per share amounts for the six months ended June 30, 1998 and 1997. The average number of common shares outstanding for the six months ended June 30, 1998 and 1997 was 5,317,758 and 3,836,945, respectively. On May 15,
      1997, preferred dividends accrued through April 25, 1995 were paid in the form of 2,000,203 shares of common stock.

      Fully diluted per share amounts are computed by dividing net income (loss) by the average number of common shares outstanding, after adjusting both for the estimated effects of the assumed exercise of stock options and the assumed conversion of all cumulative convertible preferred stock, convertible subordinated debentures and collateralized convertible debentures into shares of common stock. For the six months ended June 30, 1998 and 1997, no stock options were assumed to be exercised and the effect of the assumed exercise of stock options and the assumed conversion of all cumulative convertible preferred stock, convertible subordinated debentures and collateralized convertible debentures would have been anti-dilutive.

      The following is a summary of the calculations used in computing basic and diluted income (loss) per share for the three and six months ended June 30, 1998 and 1997:






                                          Three Months Ended            Six Months Ended
                                          ------------------            ----------------
                                        June 30,       June 30,       June 30,      June 30,
                                          1998          1997            1998          1997
Net Income (Loss)                      5,316,000      (836,000)      4,448,000    (1,623,000)
Preferred Dividends                     (160,000)     (160,000)       (320,000)     (320,000)
                                       ---------     ---------       ---------    ----------
Income (Loss) Avail-
 able to Common Shareholders           5,156,000      (996,000)      4,128,000    (1,943,000)
                                       =========     =========       =========    ==========
Weighted Amount of
 Shares Outstanding                    5,317,758     4,350,627       5,317,758     3,836,945
Basic and Diluted
 Income (Loss) Per
 Share                                       .97          (.23)            .78          (.51)


                       PGI INCORPORATED AND SUBSIDIARIES

(4)   Statement of Cash Flows

      The Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows", which requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. Interest paid for the six months ended June 30, 1998 and 1997 was $190,000 and $82,000, respectively.

      For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.



(5)   Restricted Cash

      Restricted cash included cash pledged to agencies in various states and local Florida governmental units related to land development and environmental matters, real estate taxes in litigation, collateral for primary lender debt, the servicing of sold receivables and, as a result of sales agreements and Company policies, customer payments and deposits related to homesite and housing contracts.

(6)   Receivables on Real Estate Sales

      Net receivables on real estate sales consisted of:


                                                         June 30,     December 31,
                                                           1998           1997
                                                         --------     ------------
                                                            ($ in thousands)
Contracts receivable on homesite sales                    $ 773          $ 816
Other                                                        84             89
                                                          -----          -----
                                                            857            905
Less:  Allowance for cancellations                         (706)          (706)
       Unamortized valuation discount                       (40)           (43)
                                                          -----          -----
                                                          $ 111          $ 156
                                                          =====          =====

(7)   Land and Improvements

      Land and improvement inventories consisted of:

                                                         June 30,    December 31,
                                                           1998          1997
                                                         --------    ------------
                                                            ($ in thousands)
Unimproved land                                            $629         $8,724
Fully improved land                                         261            268
                                                           ----         ------
                                                           $890         $8,992
                                                           ====         ======

                       PGI INCORPORATED AND SUBSIDIARIES

(8)   Property and Equipment

      Property and equipment consisted of:

                                                         June 30,     December 31,
                                                           1998           1997
                                                         --------     ------------
                                                            ($ in thousands)
Furniture, fixtures and other equipment                   $ 212          $ 212
Less:  Accumulated depreciation                            (200)          (194)
                                                          -----          -----
                                                          $  12          $  18
                                                          =====          =====

(9)    Other Assets


Other assets consisted of:                               June 30,     December 31,
                                                           1998           1997
                                                         --------     ------------
                                                            ($ in thousands)
Guaranteed future connections, net                         $  -           $621
Deposit with Trustee of 6-1/2% debentures                   135            131
Other                                                        28              7
                                                           ----           ----
                                                           $163           $759
                                                           ====           ====

(10)        Other Liabilities

      Other Liabilities consisted of:

                                                        June 30,     December 31,
                                                          1998           1997
                                                        --------     ------------
                                                            ($ in thousands)
Accrued property taxes
  - current                                              $   23         $  230
  - delinquent                                              679            745
Other accrued expenses                                      341            342
Income Taxes Payable                                        104              -
Deposits, advances and escrows                              282            336
Estimated recourse liability for
  receivables sold                                           58             58
Other                                                        16             16
                                                         ------         ------
                                                         $1,503         $1,727
                                                         ======         ======

(11) Primary Lender Credit Agreements, Notes and Mortgages Payable and Convertible Subordinated Debentures Payable

      Credit agreements with the Company's primary lender and notes and mortgages payable consisted of the following:

                                                          June 30,     December 31,
                                                            1998           1997
                                                          --------     ------------
                                                             ($ in thousands)
Credit agreements - primary lender:
  (maturing July 8, 1997, bearing interest
  at prime plus 5%):                                       $1,000         $7,344

Notes and mortgages payable - certain balances
  at December 31, 1997 were paid in the second
  quarter of 1998. The balance at June 30, 1998
  primarily consists of $1,176,000 bearing
  interest at prime plus 2%                                 1,198          3,750
                                                           ------         ------

                       PGI INCORPORATED AND SUBSIDIARIES


Convertible subordinated debentures payable:


At 6-1/2% interest; due June 1991; convertible
  into shares of common stock at $18.00 per share       $ 1,034        $ 1,034
At 6% interest; due May 1, 1992; convertible
  into shares of common stock at $19.50 per share         8,025          8,025
                                                        -------        -------
                                                        $ 9,059        $ 9,059
                                                        -------        -------
Collateralized convertible debentures payable:

At 14% interest; due July 8, 1997, convertible
  into share of common stock at $1.72 per share           1,500          1,500
                                                        -------        -------
                                                        $12,757        $21,653
                                                        =======        =======


(12)  Real Estate Sales and Other Income

      Real Estate Sales and Cost of Sales consisted of:


                                                           Three Months Ended             Six Months Ended
                                                       -------------------------      -----------------------
                                                       June 30,         June 30,      June 30,        June30,
                                                         1998             1997          1998           1997
                                                       --------         --------      --------        -------
                                                          ($ in thousands)                ($ in thousands)

   Sales - Acreage in Bulk                              $13,447          $   -        $13,447          $   -
                                                        =======          =====        =======          =====

   Cost of Sales-Acreage in Bulk                        $ 8,427          $   -        $ 8,427          $   -
                                                        =======          =====        =======          =====

Other Income consisted of:

                                                           Three Months Ended              Six Months Ended
                                                        ------------------------        ----------------------
                                                        June 30,        June 30,        June 30,      June 30,
                                                          1998            1997            1998          1997
                                                        --------        --------        --------      --------
                                                            ($ in thousands)              ($ in thousands)
Commission income                                        $   88           $ 99           $  167         $201
Reduction of previously accrued
  property taxes                                            248              -              248            -
Debt release settlement                                     870              -              870            -
Other income                                                 26             42               36           74
                                                         ------           ----           ------         ----
                                                         $1,232           $141           $1,321         $275
                                                         ======           ====           ======         ====

(13)  Commitments and Contingencies

      The aggregate outstanding balances of all receivables sold and exchanged with recourse totaled $101,000 and $145,000 at June 30, 1998 and December 31, 1997, respectively. Based on its collection experience with such receivables, the Company maintained allowances at both June 30, 1998 and December 31, 1997, classified in other liabilities, of $58,000 for the recourse provisions related to all receivables sold.

                       PGI INCORPORATED AND SUBSIDIARIES

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
                                                                  ============

The provision for income taxes at June 30, 1998 consists of non-refundable alternative minimum tax.

                       PGI INCORPORATED AND SUBSIDIARIES


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note

      Readers should understand as they read this report that the Company is not presently pursuing its core business. The reason the Company is no longer pursuing its core business is set forth with more particularity below.

      During the fiscal year ended December 31, 1996, the Company's business focus and emphasis changed substantially as it concentrated its sales and marketing efforts almost exclusively on the disposition in bulk of its undeveloped, platted, residential real estate. This change was prompted by it's continuing financial difficulties due to the principal and interest owed on its debt and managements' conclusion that a bulk sale was the best way to reduce the Company's debt service obligations. The sale of this undeveloped land occurred on May 13, 1998, its remaining inventory now consists of undeveloped commercial property. The Company intends to make a decision as to whether it will pursue the development and sale of the commercial property in accordance with its traditional core business plans or whether it will attempt to sell such property in bulk. That decision will depend, in part, on whether the Company believes it can generate more revenue by developing and selling individual commercial properties or by selling in bulk.

      On January 31, 1997, Sugarmill Woods, Inc., a Florida corporation and a wholly-owned subsidiary of the Company, and Love-PGI Partners, L.P. ("L-PGI") (collectively as "Seller"), entered into an Option Agreement For Sale and Purchase ("Sale Agreement") with The Nature Conservancy, Inc., an unrelated nonprofit District of Columbia corporation ("Purchaser"), for the sale of and purchase of approximately 5,240 acres of certain undeveloped real estate located in Citrus County and Hernando County, Florida ("Property"). Approximately 4,890 acres of the Property was owned by the Company, and 350 acres was owned by L-PGI.

      Shareholder approval of the sale of the property was obtained at the Annual Meeting of the Company on December 22, 1997. The Company consummated the transaction on May 13, 1998.

Results of Operations

Revenues for the first six months of 1998 increased by $14.5 million to $14.8 million from $295,000 for the comparable 1997 period due to the sale of approximately 4,890 acres on May 13, 1998. A net gain of $4.4 million was realized for the first six months of 1998 compared to a net loss of $1,623,000 for the first six months of 1997. After consideration of cumulative preferred dividends in arrears, totaling $320,000 for each of the six months ended June 30, 1998 and 1997 ($.10 per share of common stock), net income (loss) per share of $.78 and $(.51), respectively, were reported for the six month periods ended June 30, 1998 and 1997.

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

   The sale of acreage on May 13, 1998 resulted in a payment of first mortgage principal and interest to PGIP of $10,362,193. At closing, the Company and PGIP executed an escrow agreement (the "Escrow Agreement"). The Escrow Agreement provides that $1,000,000 of the PGI Purchase Price would not be used to repay the First Mortgage Indebtedness, so that $1,000,000 (the "Remaining Indebtedness") of the First Mortgage Indebtedness would remain in place. The $1,000,000 was placed in escrow with PGIP as the escrow agent. Pursuant to the Escrow Agreement, the escrowed funds are to be paid out (i) as requested by PGI and agreed to by PGIP, or (ii) as deamed necessary and appropriate by PGIP, in either case, to protect PGIP's interest in the Retained Acreage (as hereinafter defined), including PGIP's right to receive principal and interest under the First Mortgage securing the Remaining Indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company. The real estate owned by the Company which was not sold to the Purchaser (approximately 370 acres) (the "Retained Acreage") remains subject to the First Mortgage.

Real Estate Sales and Cost of Sales consisted of:

                                                           Three Months Ended            Six Months Ended
                                                        ------------------------     ------------------------
                                                        June 30,        June 30,     June 30,        June 30,
                                                          1998            1997         1998            1997
                                                        --------        --------     --------        --------
                                                           ($ in thousands)              ($ in thousands)
   Sales - Acreage in Bulk                              $13,447          $   -        $13,447          $   -
                                                        =======          =====        =======          =====

   Cost of Sales-Acreage in Bulk                        $ 8,427          $   -        $ 8,427          $   -
                                                        =======          =====        =======          =====


Other income consisted of:

                                                          Three Months Ended                  Six Months Ended
                                                       -------------------------          ------------------------
                                                       June 30,         June 30,          June 30,        June 30,
                                                         1998             1997              1998            1997
                                                       --------         --------          --------        --------
                                                           ($ in thousands)                  ($ in thousands)
Commission income                                       $   88            $ 99             $  167           $201
Reduction of previously accrued
  property taxes                                           248               -                248              -
Debt release settlement                                    870               -                870              -
Other income                                                26              42                 36             74
                                                        ------            ----             ------           ----
                                                        $1,232            $141             $1,321           $275
                                                        ======            ====             ======           ====

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

      Cash provided by operating activities for the six months ended June 30, 1998 was $7.8 million compared to cash used of $1,000 for the comparable 1997 period due to the bulk acreage sale in the second quarter of 1998. During the first six months of 1998, financing activities used $7.5 million in cash flow with $31,000 in proceeds from borrowings. Net cash used in financing activities was primary lender for debt repayment as well as repayments of other notes and mortgages payable.

Analysis of Financial Condition

      Assets totaled $3.5 million at June 30, 1998 compared to $11.13 million at December 31, 1997, reflecting the following changes:

                                                         June 30,     December 31,   Increase
                                                           1998           1997      (Decrease)
                                                         --------     ------------  ----------
                                                                  ($ in thousands)
Cash and Cash Equivalents                                $  259        $     2       $   257
Restricted Cash                                           2,023          1,173           850
Receivables                                                 141            184           (43)
Land and improvement inventories                            890          8,992        (8,102)
Net property and equipment                                   12             18            (6)
Other assets                                                163            759          (596)
                                                         ------        -------       -------
                                                         $3,488        $11,128       $(7,640)
                                                         ======        =======       =======

      Liabilities were $24.9 million at June 30, 1998 compared to $37.0 million at December 31, 1997, reflecting the following changes among categories.

                       PGI INCORPORATED AND SUBSIDIARIES


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                                                       June 30,      December 31,    Increase
                                                         1998           1997        (Decrease)
                                                       --------      ------------   ----------
                                                                  ($ in thousands)
Accounts payable                                        $    73        $   285      $   (212)
Other liabilities                                         1,503          1,727          (224)
Accrued interest                                         10,572         13,328        (2,756)
Credit agreements - primary lender                        1,000          7,344        (6,344)
Notes and mortgages payable                               1,198          3,750        (2,552)
Convertible subordinated
  debentures payable                                      9,059          9,059             -
Convertible debentures payable                            1,500          1,500             -
                                                        -------        -------      --------
                                                        $24,905        $36,993      $(12,088)
                                                        =======        =======      ========

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

      The Company remains in default of the entire principal plus interest on its convertible subordinated debentures. The amounts due are as indicated in the following table:

                                                                            June 30, 1998
                                                                      ------------------------
                                                                      Principal        Unpaid
                                                                      Amount Due      Interest
                                                                      ----------      --------
                                                                           ($ in thousands)
            Convertible subordinated debentures due June 1, 1991        $1,034         $  575

            Convertible subordinated debentures due May 1, 1992          8,025          4,841
                                                                        ------         ------
                                                                        $9,059         $5,416
                                                                        ======         ======

      The Company does not have funds available to make any payments of either principal or interest on the above debentures.

                       PGI INCORPORATED AND SUBSIDIARIES


PART II     Other Information

Item 1      Legal Proceedings

   In 1994, the Citrus County Tax Assessor denied agricultural exemption status for the undeveloped Sugarmill Woods property and the Company was forced to sue the County to reclaim the tax benefit. In 1995, the Citrus County Tax Assessor again denied agricultural exemption status for the undeveloped Sugarmill Woods property, but was overruled by the Value Adjustment Board. As a result, the Tax Assessor sued Sugarmill Woods, and was again successful in denying the agricultural exemption for the property. The Company won on appeal, but the Tax Assessor appealed to the Supreme Court of Florida to reinstate the exemption. At this time the outcome of the appeal cannot be determined. At the closing of the bulk acreage sale a restricted escrow was established in the amount of $557,000 for payment of the taxes upon settlement of the litigation.


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

      (c) Form 8-K, with exhibits, related to the Company's sale of substantial acreage, was filed May 28, 1998.

                       PGI INCORPORATED AND SUBSIDIARIES


                                  SIGNATURES


      In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         PGI INCORPORATED
    -------------------------
          (Registrant)



Date:  August 14, 1998                    /s/Laurence A. Schiffer
     ------------------------------       --------------------------------
                                          Laurence A. Schiffer
                                          President

                       PGI INCORPORATED AND SUBSIDIARIES

EXHIBIT INDEX
-------------



 2.  Inapplicable.

 3.1 Articles of Incorporation of PGI, Inc. as amended through December 22, 1997.

 4.  Inapplicable.

10.  Inapplicable.

11.  Statements re:  Computations of Per Share Earnings.
     (See Note 3 to the consolidated financial statements.)

15.  Inapplicable.

18.  Inapplicable.

19.  Inapplicable.

22.  Inapplicable.

23.  Inapplicable.

24.  Inapplicable.

27.  Financial Data Schedule
