Form 10QSB
period 1998-09-30
PGI INC
filed 1998-11-13
CIK 81157

              U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-QSB

 (Mark One)

/x/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

     For the quarterly period ended  September 30, 1998
                                   ----------------------
                          OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

   For the transition period from                  to
                                 -----------------    -------------------

   Commission File Number         1-6471
                          -----------------------------------------------

   PGI INCORPORATED
   ----------------------------------------------------------------------
   (Exact name of small business issuer as specified in its charter)

                FLORIDA                            59-0867335
   -------------------------------   -----------------------------------
   (State or other jurisdiction of   (I.R.S. Employer Identification No.)
   incorporation or organization)

   212 SOUTH CENTRAL, SUITE 100; ST. LOUIS, MISSOURI  63105
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

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 13, 1998 there were 5,317,758 shares of the Registrant's common stock outstanding.

   Transitional Small Business Disclosure Format (Check one):
      Yes       No   X
          ---       ---

                     PGI INCORPORATED AND SUBSIDIARIES

                                   FORM 10-QSB
                   For the Quarter Ended September 30, 1998
                                Table of Contents
                                                                          Form 10-QSB
                                                                            Page No.
                                                                          -----------
PART I  Financial Information

   Item 1 Financial Statements
          Consolidated Statements of Financial Position
             September 30, 1998 and December 31, 1997                            3
          Consolidated Statements of Operations
             Three and Nine Months Ended September 30, 1998 and 1997             4
          Condensed Consolidated Statements of Cash Flows
             Nine Months Ended September 30, 1998 and 1997                       5
          Notes to Consolidated Financial Statements
             for Form 10-QSB                                                  6-11

   Item 2 Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             12-15


PART II Other Information

   Item 1    Legal Proceedings                                                  16
   Item 2    Changes in Securities                                              16
   Item 3    Defaults Upon Senior Securities                                    16
   Item 4    Submission of Matters to a Vote of Security Holders                16
   Item 5    Other Information                                                  16
   Item 6    Exhibits and Reports on Form 8-K                                   16

SIGNATURES                                                                      17

                     PGI INCORPORATED AND SUBSIDIARIES


PART I    Financial Information

  Item 1  Financial Statements

                    CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                  ($ in thousands)
                                                             Sept. 30,          Dec. 31,
                                                               1998              1997
                                                               ----              ----
                                                            (unaudited)
ASSETS

   Cash and Cash Equivalents                                 $    181          $      2
   Restricted Cash                                              1,936             1,173
   Receivables on real estate sales - net                          98               156
   Other receivables                                               55                28
   Land and improvement inventories                               889             8,992
   Property and equipment - net                                     1                18
   Other assets                                                   158               759
                                                             --------          --------
                                                             $  3,318          $ 11,128
                                                             ========          ========

LIABILITIES
   Accounts payable                                          $     12          $    285
   Other liabilities                                            1,305             1,727
   Accrued interest:
      Primary lender                                               11             3,461
      Debentures                                                9,333             8,238
      Other                                                     1,625             1,629
   Credit agreements -
      Primary lender                                            1,000             7,344
   Notes and mortgages payable                                  1,198             3,750
   Convertible subordinated
      debentures payable                                        9,059             9,059
   Convertible debentures payable                               1,500             1,500
                                                             --------          --------

                                                             $ 25,043          $ 36,993
                                                             --------          --------

   Commitments and contingencies

STOCKHOLDERS' EQUITY
   Preferred stock, par value $1.00 per share;
      authorized 5,000,000 shares; 2,000,000 Class A
      cumulative convertible shares issued and
      outstanding; (liquidation preference
      of $4.00 per share or $8,000,000)                         2,000             2,000
   Common stock, par value $.10 per share;
      authorized 25,000,000 shares; 5,317,758
      shares issued and outstanding                               532               532
   Paid in capital                                             13,498            13,498
   Accumulated deficit                                        (37,755)          (41,895)
                                                             --------          --------

                                                              (21,725)          (25,865)
                                                             --------          --------

                                                             $  3,318          $ 11,128
                                                             ========          ========

See accompanying notes to consolidated financial statements for Form 10-QSB.

                     PGI INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                    ($ in thousands)
                                       (Unaudited)
                                          Three Months Ended                Nine Months Ended
                                          ------------------                -----------------
                                       Sept.30,         Sept.30,          Sept.30,      Sept.30,
                                         1998             1997              1998          1997
                                       --------         --------          --------      --------
REVENUES
   Real Estate Sales                       28                 -            13,475              -
   Interest income                          2                 3                 9             23
   Other income                           140               137             1,461            412
                                        -----            ------           -------        -------
                                          170               140            14,945            435
                                        -----            ------           -------        -------

COSTS AND EXPENSES
   Costs of Real Estate Sales               5                 -             8,432              -
   Selling expenses                         5                 2                20              6
   General & administrative expenses       52               257               395            620
   Interest                               438               682             1,703          2,008
   Other expenses                          82                91               255            316
                                        -----            ------           -------        -------
                                          582             1,032            10,805          2,950
                                        -----            ------           -------        -------

NET INCOME (LOSS)BEFORE INCOME TAX      $(412)           $ (892)            4,140         (2,515)

CREDIT FOR INCOME TAX                     104                 -                 -              -
                                        -----            ------           -------        -------
NET INCOME (LOSS)                       $(308)           $ (892)          $ 4,140        $(2,515)
                                        =====            ======           =======        =======
NET INCOME (LOSS) PER SHARE <F*>
   Primary and fully diluted            $(.09)           $ (.20)          $   .69        $  (.69)
                                        =====            ======           =======        =======

<F*>  Considers the effect of cumulative preferred dividends in arrears for the three and nine months ended September 30, 1998 and 1997.

See accompanying notes to consolidated financial statements for Form 10-QSB.


                     PGI INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                  (Unaudited)
                                                                   Nine Months Ended
                                                                   -----------------
                                                                   Sept.30,  Sept.30,
                                                                     1998      1997
                                                                   --------  --------
Net cash provided by (used in) operating activities                $ 7,686    $ (59)
                                                                   -------    -----

Cash flows from investing activities:
   Purchase of property and equipment                                   -        (2)
                                                                   -------    -----
   Net cash used in investing activities                                -        (2)
                                                                   -------    -----
Cash flows from financing activities:
   Proceeds from borrowings                                             31      172
                                                                   -------    -----
   Principal payments on debt                                       (7,538)    (118)
                                                                   -------    -----
   Net cash provided by (used in) financial activities              (7,507)      54
                                                                   -------    -----

Net increase (decrease) in cash                                        179       (7)

Cash at beginning of period                                              2       12
                                                                   -------    -----

Cash at end of period                                              $   181    $   5
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

     All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the three and nine months ended September 30, 1998 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 1998 or any other interim period.

(2)  Recognition of Real Estate Sales

     The Company has adopted the installment method of profit recognition for all homesite sales effective January 1, 1990 and thereafter. For sales consummated prior to January 1, 1990, the Company recognized profit under the full accrual or percentage-of-completion methods as appropriate. The full accrual method recognizes the entire profit when minimum down payments and other requirements are met. Under the percentage-of-completion method, profit is recognized by the relationship of costs incurred to total estimated costs to be incurred. The installment method recognizes gross profit, as down payments and principal payments on contracts are received.

(3)  Per Share Data

     Primary per share amounts are computed by dividing net income
     (loss), after considering cumulative dividends in arrears on the Company's preferred stock, by the average number of common shares and common stock equivalents outstanding. For this purpose, the Company's cumulative convertible preferred stock, convertible subordinated debentures and collateralized convertible debentures are not deemed to be common stock equivalents, but outstanding vested stock options are considered as such. However, under the treasury stock method, no vested stock options were assumed to be exercised, and therefore no common stock equivalents existed, for the calculation of primary per share amounts for the nine months ended September 30, 1998 and 1997. The average number of common shares outstanding for the nine months ended September 30, 1998 and 1997 was 5,317,758 and 4,335,973, respectively. On May 15,
     1997, preferred dividends accrued through April 25, 1995 were paid in the form of 2,000,203 shares of common stock.

                     PGI INCORPORATED AND SUBSIDIARIES

     Fully diluted per share amounts are computed by dividing net income (loss) by the average number of common shares outstanding, after adjusting both for the estimated effects of the assumed exercise of stock options and the assumed conversion of all cumulative convertible preferred stock, convertible subordinated debentures and collateralized convertible debentures into shares of common stock. For the nine months ended September 30, 1998 and 1997, no stock options were assumed to be exercised and the effect of the assumed exercise of stock options and the assumed conversion of all cumulative convertible preferred stock, convertible subordinated debentures and collateralized convertible debentures would have been anti-dilutive.

     The following is a summary of the calculations used in computing basic and diluted income(loss) per share for the three and nine months ended September 30, 1998 and 1997:


                                       Three Months Ended            Nine Months Ended
                                       ------------------            -----------------
                                    Sept. 30,     Sept. 30,      Sept. 30,     Sept. 30,
                                      1998           1997          1998          1997
                                    ---------     ---------      ---------     ---------
Net Income (Loss)                   (308,000)      (892,000)     4,140,000    (2,515,000)
Preferred Dividends                 (160,000)      (160,000)      (480,000)     (480,000)
                                   ---------     ----------      ---------    ----------
Income (Loss) Avail-
able to Common
Shareholders                        (468,000)    (1,052,000)     3,660,000    (2,995,000)
                                   =========     ==========      =========    ==========
Weighted Amount of
Shares Outstanding                 5,317,758      5,317,758      5,317,758     4,335,973

Basic and Diluted
Income (Loss) Per
Share                                   (.09)          (.20)           .69          (.69)


                     PGI INCORPORATED AND SUBSIDIARIES

(4)  Statement of Cash Flows

     The Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows", which requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. Interest paid for the nine months ended September 30, 1998 and 1997 was $231,000 and $121,000, respectively.

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

(6)  Receivables on Real Estate Sales

     Net receivables on real estate sales consisted of:

                                                            Sept. 30,    December 31,
                                                              1998          1997
                                                            ---------    ------------
                                                               ($ in thousands)
      Contracts receivable on homesite sales                 $ 760          $ 816
      Other                                                     83             89
                                                             -----          -----
                                                               843            905
      Less:  Allowance for cancellations                      (706)          (706)
             Unamortized valuation discount                    (39)           (43)
                                                             -----          -----
                                                             $  98          $ 156
                                                             =====          =====

(7)   Land and Improvements

      Land and improvement inventories consisted of:

                                                            Sept. 30,     Dec. 31,
                                                              1998         1997
                                                            ---------     --------
                                                               ($ in thousands)
      Unimproved land                                        $629          $8,724
      Fully improved land                                     260             268
                                                             ----          ------
                                                             $889          $8,992
                                                             ====          ======

                     PGI INCORPORATED AND SUBSIDIARIES

(8)   Property and Equipment

      Property and equipment consisted of:

                                                            Sept. 30,      Dec. 31,
                                                              1998          1997
                                                            ---------      --------
                                                               ($ in thousands)
      Furniture, fixtures and other equipment                 $ 93          $ 212
      Less:  Accumulated depreciation                          (92)          (194)
                                                              ----          -----
                                                              $  1          $  18
                                                              ====          =====

(9)   Other Assets

      Other assets consisted of:

                                                            Sept. 30,      Dec. 31,
                                                              1998          1997
                                                            ---------      --------
                                                               ($ in thousands)
      Guaranteed future connections, net                      $  -          $621
      Deposit with Trustee of 6-1/2% debentures                137           131
      Other                                                     21             7
                                                              ----          ----
                                                              $158          $759
                                                              ====          ====

(10)  Other Liabilities

      Other Liabilities consisted of:

                                                            Sept. 30,      Dec. 31,
                                                              1998          1997
                                                            ---------      --------
                                                               ($ in thousands)
      Accrued property taxes
        - current                                           $   35         $  230
        - delinquent                                           679            745
      Other accrued expenses                                   322            342
      Deposits, advances and escrows                           215            336
      Estimated recourse liability for
        receivables sold                                        38             58
      Other                                                     16             16
                                                            ------         ------
                                                            $1,305         $1,727
                                                            ======         ======

(11) Primary Lender Credit Agreements, Notes and Mortgages Payable and Convertible Subordinated Debentures Payable

      Credit agreements with the Company's primary lender and notes and mortgages payable consisted of the following:

                                                            Sept. 30,     Dec. 31,
                                                              1998         1997
                                                            ---------     --------
                                                                ($ in thousands)
      Credit agreements - primary lender:
        (maturing July 8, 1997, bearing interest
        at prime plus 5%)                                   $ 1,000       $ 7,344

        Notes and mortgages payable - certain
        balances at December 31, 1997 were
        paid in the second quarter of 1998.
        The balance at September 30, 1998 primarily
        consists of $1,176,000 bearing interest
        at prime plus 2%.                                     1,198         3,750
                                                            -------       -------

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
                                                            =======       =======


(12)  Real Estate Sales and Other Income

      Real Estate Sales and Cost of Sales consisted of:


                                            Three Months Ended       Nine Months Ended
                                          ----------------------  ----------------------
                                          Sept. 30,    Sept. 30,  Sept. 30,    Sept. 30,
                                            1998         1997       1998         1997
                                          ---------    ---------  ---------    ---------
                                             ($ in thousands)      ($ in thousands)
      Sales:
        Homesite Sales                       $28           -       $    28        $ -
        Acreage Sales                          -                    13,447          -
                                             ---         ---       -------        ---
                                              28           -       $13,475        $ -
                                             ===         ===       =======        ===
      Cost of Sales:
        Homesite Sales                       $ 5                         5
        Acreage Sales                          -         $ -         8,427        $ -
                                             ---         ---       -------        ---
                                             $ 5                   $ 8,432
                                             ===         ===       =======        ===


 Other income consisted of:

                                            Three Months Ended       Nine Months Ended
                                          ----------------------  ----------------------
                                          Sept. 30,    Sept. 30,  Sept. 30,    Sept. 30,
                                            1998         1997       1998         1997
                                          ---------    ---------  ---------    ---------
                                             ($ in thousands)      ($ in thousands)
      Commission income                      $ 80        $ 91      $  247         $292
      Reduction of previously accrued
        property taxes                          -           -         248            -
      Debt release settlement                   -           -         870            -
      Other income                             60          46          96          120
                                             ----        ----      ------         ----
                                             $140        $137      $1,461         $412
                                             ====        ====      ======         ====

(13)  Commitments and Contingencies

      The aggregate outstanding balances of all receivables sold and exchanged with recourse totaled $83,000 and $145,000 at September 30, 1998 and December 31, 1997, respectively. Based on its collection experience with such receivables, the Company maintained allowances at September 30, 1998 and December 31, 1997, classified in other liabilities, of $38,000 and $58,000 respectively for the recourse provisions related to all receivables sold.

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

Results of Operations

     Revenues for the first nine months of 1998 increased by $14.5 million to $14.9 million from $435,000 for the comparable 1997 period due to the sale of approximately 4,890 acres on May 13, 1998. A net gain of $4.1 million was realized for the first nine months of 1998 compared to a net loss of $2,515,000 for the first nine months of 1997. After consideration of cumulative preferred dividends in arrears, totaling $480,000 for each of the nine months ended September 30, 1998 and 1997 ($.15 per share of common stock), net income (loss) per share of $.69 and $(.69), respectively, were reported for the nine month periods ended September 30, 1998 and 1997.

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

     The sale of acreage on May 13, 1998 resulted in a payment of first mortgage principal and interest to PGIP of $10,362,193. At closing, the Company and PGIP executed an escrow agreement (the "Escrow Agreement"). The Escrow Agreement provides that $1,000,000 of the PGI Purchase Price would not be used to repay the First Mortgage Indebtedness, so that $1,000,000 (the "Remaining Indebtedness") of the First Mortgage Indebtedness would remain in place. The $1,000,000 was placed in escrow with PGIP as the escrow agent. Pursuant to the Escrow Agreement, the escrowed funds are to be paid out (i) as requested by PGI and agreed to by PGIP, or (ii) as deemed necessary and appropriate by PGIP, in either case, to protect PGIP's interest in the Retained Acreage (as hereinafter defined), including PGIP's right to receive principal and interest under the First Mortgage securing the Remaining Indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company. The real estate owned by the Company which was not sold to the Purchaser (approximately 370 acres) (the "Retained Acreage") remains subject to the First Mortgage.

Real Estate Sales and Cost of Sales consisted of:


                                       Three Months Ended          Nine Months Ended
                                    ------------------------    ------------------------
                                    Sept. 30,      Sept. 30,    Sept. 30,      Sept. 30,
                                      1998           1997         1998           1997
                                    ---------      ---------    ---------      ---------
                                        ($ in thousands)            ($ in thousands)

      Sales:
          Homesite Sales               $28              -        $    28         $  -
          Acreage Sales                  -                        13,447            -
                                       ---           ----        -------         ----
                                        28              -        $13,475         $  -
                                       ===           ====        =======         ====
   Cost of Sales:
           Homesite Sales              $ 5                             5
           Acreage Sales                 -           $  -          8,427         $  -
                                       ---           ----        -------         ----
                                       $ 5                       $ 8,432
                                       ===           ====        =======         ====

Other income consisted of:

                                       Three Months Ended          Nine Months Ended
                                    ------------------------    ------------------------
                                    Sept. 30,      Sept. 30,    Sept. 30,      Sept. 30,
                                      1998           1997         1998           1997
                                    ---------      ---------    ---------      ---------
                                        ($ in thousands)            ($ in thousands)
      Commission income               $ 80           $ 91         $  247         $292
      Reduction of previously
        accrued property taxes           -              -            248            -
      Debt release settlement            -              -            870            -
      Other income                      60             46             96          120
                                      ----           ----         ------         ----
                                      $140           $137         $1,461         $412
                                      ====           ====         ======         ====

                     PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     The stock of Sugarmill Woods Sales, Inc., a subsidiary of Sugarmill Woods Inc. was sold September 15, 1998 to the president of Sugarmill Woods Sales, Inc. for a price of $25,000. Assets at the time of sale included the personal property, escrows and rental contracts of the entity. A promissory note for $24,000 was taken back by Sugarmill Woods, Inc. secured by a lien on the stock being purchased and evidenced by a security agreement. The company realized a gain of $18,000 on this transaction.

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

     Cash provided by operating activities for the nine months ended Septmeber 30, 1998 was $7.7 million compared to cash used of $59,000 for the comparable 1997 period due to the bulk acreage sale in the second quarter of 1998. During the first nine months of 1998, financing activities used $7.5 million in cash flow with $31,000 in proceeds from borrowings. Net cash used in financing activities was primary lender for debt repayment as well as repayments of other notes and mortgages payable.

Analysis of Financial Condition

     Assets totaled $3.32 million at September 30, 1998 compared to $11.13 million at December 31, 1997, reflecting the following changes:


                                   Sept. 30,       Dec. 31,     Increase
                                     1998           1997       (Decrease)
                                   ---------       --------    ----------
                                              ($ in thousands)
Cash and Cash Equivalents           $  181        $     2       $   179
Restricted Cash                      1,936          1,173           763
Receivables                            153            184           (31)
Land and improvement inventories       889          8,992        (8,103)
Net property and equipment               1             18           (17)
Other assets                           158            759          (601)
                                    ------        -------       -------
                                    $3,318        $11,128       $(7,810)
                                    ======        =======       =======


     Liabilities were $25.0 million at September 30, 1998 compared to $37.0 million at December 31, 1997, reflecting the following changes among categories.

                     PGI INCORPORATED AND SUBSIDIARIES


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                                                  Sept. 30,      Dec. 31,       Increase
                                                    1998          1997         (Decrease)
                                                  ---------      --------      ----------
                                                            ($ in thousands)
      Accounts payable                            $    12        $   285       $   (273)
      Other liabilities                             1,305          1,727           (422)
      Accrued interest                             10,969         13,328         (2,359)
      Credit agreements - primary lender            1,000          7,344         (6,344)
      Notes and mortgages payable                   1,198          3,750         (2,552)
      Convertible subordinated
        debentures payable                          9,059          9,059              -
      Convertible debentures payable                1,500          1,500              -
                                                  -------        -------       --------
                                                  $25,043        $36,993       $(11,950)
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

     The Company remains in default of the entire principal plus interest on its convertible subordinated debentures. The amounts due are as indicated in the following table:


                                                                     Sept. 30, 1998
                                                                 -----------------------
                                                                 Principal       Unpaid
                                                                 Amount Due     Interest
                                                                 ----------     --------
                                                                    ($ in thousands)
      Convertible subordinated debentures due June 1, 1991        $1,034         $  593

      Convertible subordinated debentures due May 1, 1992          8,025          5,019
                                                                  ------         ------
                                                                  $9,059         $5,612
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

   (c)   No report on Form 8-K was filed during the quarter ended
         September 30, 1998.

               PGI INCORPORATED AND SUBSIDIARIES

                          SIGNATURES



     In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


           PGI INCORPORATED
        ----------------------
             (Registrant)



Date:  November 13, 1998           /s/Laurence A. Schiffer
     -----------------------       ---------------------------
                                   Laurence A. Schiffer
                                   President

                     PGI INCORPORATED AND SUBSIDIARIES

EXHIBIT INDEX
-------------



 2.     Inapplicable.

 3.1    Restated Articles of Incorporation of PGI, Inc. executed
        September 4, 1998 with certificate from the State of Florida dated October 27, 1998

 3.2    Inapplicable.

 4.     Inapplicable.

10.     Inapplicable.

11.     Statements re:  Computations of Per Share Earnings.
        (See Note 3 to the consolidated financial statements.)

15.     Inapplicable.

18.     Inapplicable.

19.     Inapplicable.

22.     Inapplicable.

23.     Inapplicable.

24.     Inapplicable.

27.     Financial Data Schedule