Form 10KSB40
period 1998-12-31
PGI INC
filed 1999-04-15
CIK 81157

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549

                            FORM 10-KSB
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended          December 31, 1998
                              -----------------------------------------

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    -----------------

     Commission file number   1-6471
                           -------------

                         PGI, INCORPORATED
-----------------------------------------------------------------------
       (Exact name of Registrant as specified in its charter)

          Florida                              59-0867335
-----------------------------------------------------------------------
(State or other jurisdiction of         (IRS Employer Ident. No.)
incorporation or organization)

212 S. Central, Suite 100;         St. Louis, Missouri      63105
-----------------------------------------------------------------------
                (Address of principal offices)            (Zip Code)

Registrant's Telephone Number, including area code: (314) 512-8650
                                                   --------------------

Securities registered pursuant to Section 12 (b) of the Act:

                                          Name of each Exchange
      Title of Each Class                  on which Registered
-------------------------------        --------------------------------
             None                                 None
             None                                 None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, Par Value $.10 per share
6% Convertible Subordinated Debentures due 1992

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        X   Yes      No
       ---        ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any adjustments to this Form 10-KSB. (x)

   The aggregate market value of voting stock held by non-affiliates of the registrant can not be determined. See page 7 of Form 10-KSB.

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 25, 1999.

   Common Stock $.10 par value, 5,317,758 shares outstanding.

The Index to Exhibits is located on pages 44 to 48 of this report.

                        PGI INCORPORATED AND SUBSIDIARIES
                              FORM 10 - KSB - 1998
                        Contents and Cross Reference Index
Part   Item                                                                   Form 10-KSB
No.    No.        Description                                                   Page No.
---    ---        -----------                                                   --------
I       1         Business
                     General                                                       3
                     Recent Developments                                         3 - 6
        2         Properties                                                       7
        3         Legal Proceedings                                                7
        4         Submission of matters to a Vote of Security Holders              7
II      5         Market for Registrant's Common Equity and Related
                     Stockholder Matters                                           7
        6         Management's Discussion and Analysis or Plan of
                     Operation                                                   8 - 14
        7         Report of Independent Certified Public Accountants               15
                  Financial Statements and Supplementary Data                   16 - 34
        8         Disagreements on Accounting and Financial Disclosure             34

III     9         Directors and Executive Officers of The Registrant               35
        10        Executive Compensation                                        35 - 36
        11        Security Ownership of Certain Beneficial Owners and
                     Management                                                    36
        12        Certain Relationships and Related Transactions                37 - 40

IV      13        Exhibits, Financial Statement Schedules and Reports on
                     Form 8-K                                                      41

Signatures                                                                         43

Exhibit Index                                                                   44 - 48

                               PART I
                               ------
Item 1. Business
------  --------
GENERAL

   As used in this Annual Report on Form 10-KSB, the "Company" refers, unless the context otherwise requires, to PGI Incorporated and its subsidiaries. The Company's executive offices are at 212 S.
Central, Suite 100, St. Louis, Missouri, 63105, and its telephone number is (314) 512-8650.

   The Company was founded in 1958 to engage in the business of building and selling homes, developing and selling homesites and selling undeveloped or partially developed tracts of land. Substantially all of the real estate available for sale by the Company is situated within Sugarmill Woods in west central Florida.

   In 1994 the Company's homesite sales effort came to a close with an exchange of most of the remaining developed homesites inventory in exchange for a reduction of debt with its primary lender.

   During the fiscal year ended December 31, 1996, the Company's business focus and emphasis changed substantially as it concentrated its sales and marketing efforts almost exclusively on the disposition in bulk of its undeveloped, platted, residential real estate. This change was prompted by its continuing financial difficulties due to the principal and interest owed on its debt and management's conclusion that a bulk sale was the best way to reduce the Company's debt service obligations. The sale of this undeveloped land occurred on May 13, 1998. Its remaining inventory now consists of undeveloped commercial property. The Company intends to make a decision as to whether it will pursue the development and sale of the commercial property in accordance with its traditional core business plans or whether it will attempt to sell such property in bulk. That decision will depend, in part, on whether the Company believes it can generate more revenue by developing and selling individual commercial properties or by selling in bulk.

   As of January 1, 1999 the Company employed a total of 2 persons of which one is on a part-time basis.

RECENT DEVELOPMENTS

   On January 31, 1997, Sugarmill Woods, Inc. ("Sugarmill Woods"), a Florida corporation and a wholly-owned subsidiary of the Company, and Love-PGI Partners, L.P. ("L-PGI") (collectively as "Seller"), entered into an Option Agreement For Sale and

Purchase ("Sale Agreement") with the Nature Conservancy, Inc., an unrelated nonprofit District of Columbia corporation ("Purchaser"), for the sale and purchase of approximately 5,240 acres of certain undeveloped real estate located in Citrus County and Hernando County, Florida ("Property"). Approximately 4,890 acres of the Property was owned by the Company, and 350 acres was owned by L-PGI. Shareholder approval of the sale of the property was obtained at the Annual Meeting of the Company on December 22, 1997.

   On May 13, 1998, the bulk acreage sale was consummated. The Property was sold to the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida (the "Purchaser"), for $14,759,335 (the "Total Purchase Price"). The amount received by Sugarmill Woods for the PGI Property was $13,446,835 before closing adjustments (the "PGI Purchase Price"). L-PGI, which holds 1,875,000 (93.7%) of the Company's outstanding Class A Cumulative Preferred Stock constituting 56.5% of the Company's outstanding voting capital stock, received the remaining $1,312,500 for its portion of the land sold.

   The Total Purchase Price was based on two appraisals and was the result of intense and prolonged negotiations. The Company is confident that its wholly-owned subsidiary received the highest price for the PGI Property that the Purchaser was willing to pay.

   There is no material relationship among the Company, Sugarmill
Woods or any of the affiliates and the Purchaser or the Conservancy, although certain affiliates of the Company and Sugarmill Woods may be deemed to have benefited from the sale of the Property to the Purchaser as described below.

   PGIP, LLC (PGIP) was formed by Andrew S. Love, Jr. and Laurence A. Schiffer, the Company's only directors and executive officers, to purchase from the mortgage holder the unpaid principal and interest on the Company's primary lender indebtedness, and accept assignment of the first mortgage and credit agreements related thereto as security for repayment.

   The largest investor in PGIP is Love Savings Holding Company
("LSHC") which holds an approximate 75% interest in, and is a manager of PGIP. Messrs. Love and Schiffer own approximately 52% of all the issued and outstanding voting stock of LSHC and serve as the directors and officers of LSHC. Messrs. Love and Schiffer and LSHC are the managers of PGIP. The holders of the remaining limited liability company interests do not have any affiliation with PGI, LSHC, L-PGI or Love-1989 Florida Partners, L.P.

   The disposition of the cash from the sale, which also includes the payments to PGIP, is set forth below:

          Description                                                   Amount
          -----------                                                   ------
Gross Sale Proceeds of 5,240 Acres                                   $ 14,759,335
Amount Allocable to L-PGI's 350 Acres                                  (1,312,500)
                                                                     ------------

Gross Proceeds from sale of PGI Property                               13,446,835
Expenses of Sale                                                         (435,876)
Real Estate Tax Escrow                                                   (557,069)
Accrued Tax Adjustment for 1998                                           (72,345)
Legal Fees Relating to Property Sold                                     (229,139)
First Mortgage Principal ($7,529,756                    6,529,756
   Less: $1,000,000  remaining)
First Mortgage Interest                                 3,832,437
                                                        ---------

Payoff of First Mortgage and accrued interest to PGIP                 (10,362,193)
Escrow Agreement with PGIP                                             (1,000,000)
Judgment                                                                 (110,108)
                                                                     ------------
Funds to Sugarmill Woods, Inc.                                       $    680,105
                                                                     ============

   The use of proceeds as set forth above resulted in a payment of first mortgage principal and interest to PGIP of $10,362,193. After payment of its debts and liabilities, PGIP made cash distributions to its members in accordance with its Operating Agreement. LSHC, which holds approximately 75% of the PGIP limited liability company interests, received approximately $2,505,097 in excess of its investment in PGIP. Because Messrs. Love and Schiffer, the Company's only directors and executive officers, together own 52% of LSHC, they could be deemed to have "profited" by an aggregate of approximately $1,302,650. The amount of profit to LSHC and Messrs. Love and Schiffer is based on the use of proceeds set forth above. It could increase upon payment of the remaining $1 million mortgage amount and interest and by an additional amount up to ten percent of PGIP's profit over a specified minimum rate of return based upon the incentive arrangements that PGIP has with its members.

   A portion of the PGI Property sold by the Company to the Purchaser was also encumbered by a second mortgage in favor of Love-1989 Florida Partners, L.P., ("Love-1989"), securing the indebtedness owed to Love-1989 represented by subordinated debentures issued by the Company (the "Debentures"). The general partner of Love-1989 is Love Investment Company, which is owned by Mr. Love, Love family members and trust, the Estate of Martha Love Symington and Mr. Schiffer. Messrs. Love and Schiffer, caused Love-1989 to release its second mortgage on the PGI Property and Messrs. Love and Schiffer, in their capacities as directors of the Company, caused the Company to grant to Love-1989 a substitute second mortgage on the Retained Acreage, behind the First Mortgage held by PGIP.

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

Prospects for the Remaining Acreage

   The remaining acreage of the Company mainly consist of 370 acres located in Hernando County, Florida.

   The Company believes that the Retained Acreage may in the future prove to be of greater value than the property sold because the Retained Acreage's ratio of acreage to frontage on the proposed Suncoast Expressway is greater than the sold property's ratio and because of the proximity of the Retained Acreage to the proposed Suncoast Expressway and the planned interchange between the Suncoast Expressway and Highway
98. The Company acknowledges that completion of the highway improvements could reasonably be expected to increase materially the value of the Property. The Company fully recognizes, however, that completion of the Suncoast Expressway, if it ever occurs, is still more than five years away, and that any information or projections of enhanced values are purely speculative.

Sale of Sugarmill Woods Sales, Inc.

   The stock of Sugarmill Woods Sales, Inc., a subsidiary of Sugarmill Woods, Inc. was sold September 15, 1998 to the president of Sugarmill Woods Sales, Inc. for a price of $25,000. Assets at the time of sale included the personal property, escrows and rental contracts of the entity. A promissory note for $24,000 was taken back by Sugarmill Woods, Inc. secured by a lien on the stock being purchased and evidenced by a security agreement. The company realized a gain of $18,000 on this transaction.

Payoff of Debt Collateralized by Contracts Receivable

   On June 1, 1998 the Company paid $103,000 to Finova Capital Corporation in settlement of note obligations and accomplished the repurchase of contracts receivable on homesite sales, and release of $265,000 in restricted cash. The Company realized an extraordinary gain of $870,000 with this settlement. The Company is pursuing repossession of lots with delinquent status.

Item 2. Properties
------- ----------

   The Company's primary investments in properties relates to its Sugarmill Woods project. The Company generally has fee simple title to these properties, but substantially all of the Company's properties are encumbered by mortgages under either its primary lender agreement or other financing agreements (see Item 6 and Note 9 to the consolidated financial statements under Item 7).

Item 3. Legal Proceedings
------- -----------------

The Company is a party to a number of lawsuits incidental to the normal operation of its business. Based upon information presently available, the Company does not believe that the resolution of any of the suits individually, or collectively, will have a material adverse effect on its financial position (see Note 15 of Item 7).

Item 4. Submission of Matters to a Vote of Security Holders
------- ---------------------------------------------------

   A shareholders meeting was not held during the year 1998.

PART II
-------

Item 5. Market for Registrant's Common Equity and Related
------- -------------------------------------------------
          Stockholder Matters
          -------------------

   The Company's Common Stock was traded on the American Stock
Exchange, Inc. ("AMEX") (trading symbol - - PGA) until January 4, 1991 at which time the Company consented to the removal of its Common Stock and 6% Convertible Subordinated Debentures from the AMEX. The Company's Common Stock and Debentures were delisted because the Company's financial condition no longer satisfied the AMEX's listing requirements. Subsequent to the AMEX de-listing the Company attempted to establish relations with a brokerage firm who would serve as a market maker for the Common Stock. Based on information received from The National Quotations Bureau, Inc., there have been no reported transactions in the Company's Common Stock since January 29, 1991. During the period January 1, 1991 through January 29, 1991 the high and low bid price for the Common Stock was $.03 and the high and low offer price was $.10. No dividends have ever been paid on the Common Stock, and payment of dividends is restricted under the terms of the two indentures pursuant to which the Company's outstanding debentures are issued. As of December 31, 1998 there were 647 holders of record of the Company's Common Stock and approximately 447 debenture holders.

Item 6. Management's Discussion and Analysis or Plan of Operation
------- ---------------------------------------------------------

PRELIMINARY NOTE

   With the sale of over 90% of the Company's undeveloped land inventory in 1998, the Company is evaluating whether it will pursue the development and sale of the remaining property in accordance with its traditional core business plans or whether it will attempt to sell such property in bulk. That decision will depend, in part, on whether the Company believes it can generate more revenue by developing and selling individual commercial properties or by selling in bulk.

RESULTS OF OPERATIONS

   Revenues for the year ended December 31, 1998 increased by $14,200,000 to $14,796,000 compared to revenues of $510,000 for the year ended December 31, 1997 as a result of the bulk acreage sale in 1998. Net income before the extraordinary item was $2,862,000($.42 per share) for 1998 compared to a net loss of $3,300,000($.87 per share) for 1997. Included in the 1998 and 1997 earnings per share computation is $640,000 ($.19 per share of Common Stock) of annual cumulative preferred stock dividends in arrears.

Real Estate Activities
----------------------

   Sales revenues for real estate operations for the years of 1998 and 1997 were:

                            1998             1997
                            ----             ----
Sales:                       ($ in thousands)
   - Homesite Sales            37             15
   - Acreage Sales         13,447              -
                           ------             --
                           13,484             15
                           ======             ==

Cost of sales for real estate operations for the years of 1998 and 1997 were:

                            1998             1997
                            ----             ----
Cost of Sales:               ($ in thousands)
   - Homesite Sales             8             12
   - Acreage Sales          8,427              -
                            -----             --
                            8,435             12
                            =====             ==

Gross profit margins for real estate operations for the years of 1998 and 1997 were:

                                              1998             %              1997           %
                                              ----           -----            ----         -----
Gross Profit Margin:                          ($ in thousands)
    - Homesite Sales                             29          78.4%              3          20.0%
    - Acreage Sales                           5,020          37.3%              -             -
                                              -----                            --
                                              5,049                             3
                                              =====                            ==

Other Activities

    The Company's cash accounts are substantially larger due to funds released with the bulk acreage sale in 1998. Interest income in 1998 increased by $53,000 compared to a 1997 decrease of $58,000 from 1996.

    Other income for the years of 1998 and 1997 was:

                                               1998           1997
                                               ----           ----
                                                ($ in thousands)
Commission income                               247            365
Other income                                    113            101
                                                ---            ---
                                                360            466
                                                ===            ===

    Commission income decreased by $118,000 in 1998 to $247,000 from $365,000 in 1997 due to the sale of Sugarmill Woods Sales, Inc. on September 15, 1998. Other income increased by $12,000 in 1998 to
$113,000 from $101,000 in 1997.

Costs and Expenses
------------------

    Selling expenses increased by $12,000 during 1998 compared to 1997. The current year increase is a result of more contract sales being paid off and cost associated with recording deeds over to customers.

    General and administrative expenses decreased by $405,000 in 1998 compared to 1997 due to a reduction in legal fees and real estate taxes with the bulk acreage sale in May 1998. In 1997 they increased by $15,000 compared to 1996.

    In an effort to conserve cash and reduce overhead, the Company consolidated its administrative office functions in St. Louis, Missouri in June 1994. The Company has contracted out the services to Love Real Estate Company ("LREC"), an affiliate of Love-PGI Partners, the Company's Preferred Shareholder (see Note 16), to handle the day-to-day accounting for a fee.

Interest expense for the two years ended December 31, 1998 and 1997 was:

                                               1998              1997
                                               ----              ----
                                                   ($ in thousands)
Interest Expense                              $2,149            $2,698

    Interest expense in 1998 decreased by $549,000 compared to 1997 and increased by $186,000 (7.4%) in 1997 compared to 1996. The current year decrease is a result of reduced debt concurrent with the bulk acreage sale.

    Other expenses decreased by $280,000 (98%) in 1998 compared to 1997. In 1997 other expenses increased by $275,000 (229.2%) compared to 1996 due to changes in valuation allowances.

FINANCIAL CONDITION

    Assets totaled $3,300,000 at December 31, 1998 compared to
$11,100,000 at December 31, 1997 reflecting the following changes:

                                      1998         1997     Inc. (Dec.)
                                      ----         ----     -----------
                                             ($ in thousands)
Cash and Cash Equivalents            $  161      $     2         159
Restricted Cash                       1,903        1,173         730
Receivables                             149          184         (35)
Land and Improvement                    889        8,992      (8,103)
Net property and Equipment                1           18         (17)
Other Assets                            156          759        (603)
                                     ------      -------      ------
                                     $3,259      $11,128      (7,869)
                                     ======      =======      ======

    Cash increased by $159,000 to $161,000 at December 31, 1998 compared to $2,000 at December 31, 1997. Net cash flow provided by operations was $8,373,000 for the year ended December 31, 1998 compared to net cash flow used in operations of $128,000 for the year ended December 31, 1997.

    Cash received from operations during 1998 was $13,837,000, a $13,100,000 increase from cash received during 1997. The majority of the increase is attributable to the bulk acreage sale in 1998.

    Cash expended for operations increased by $4,599,000 to $5,464,000 during 1998 from $865,000 in 1997, reflecting increased payments in the following classifications; real estate operations ($427,000), general and administrative ($421,000), interest payments ($3,863,000) and decreases in other payments of ($112,000).

    Cash expended for operations decreased by $30,000 to $865,000 during 1997 from $895,000 in 1996, reflecting decreases in the following classifications; general and administrative ($32,000), interest expense ($33,000) and increases in payments for real estate operations of ($2,000) and other of ($33,000).

    The $893,000 utilized during 1998 by investing activities was comprised of restricted cash funds established and released concurrent with the bulk acreage sale in May 1998 and with funds released upon settlement of obligations with Finova Capital Corporation in June 1998.

    The $7,321,000 utilized during 1998 in financing activities represents payments of primary lender debt, and debt obligations with Love Investment Company and the Finova Capital Corporation. The $137,000 utilized during 1997 by financing activities represents payments to Finova from collections on the receivables on real estate sold to Finova in 1988.

    In order to satisfy its debt obligations, the Company has been and intends to continue to:
    -- actively seek buyers for the remaining portion of the undeveloped acreage, when appropriate;
    -- diligently pursue collection of its receivables; and -- determine if potential merger or joint venture candidates exist.

    No assurances can be made that the Company can achieve any of the three above alternatives.

    A comparison of the contract receivable delinquency status at December 31, 1998 and 1997 follows:

                                               1998            %            1997             %
                                               ----          -----          ----           -----
                                                                ($ in thousands)
Current                                        $ 13            2.0           $ 68            8.3

31 to 60 days delinquent                         11            1.7              3             .4
61 days to 90 days delinquent                     0              0              8            1.0
Over 90 days                                   $620           96.3           $737           90.3
                                               ----          -----           ----          -----
    Total delinquents                          $631           98.0           $748           91.7
                                               ----          -----           ----          -----
    Total contracts                            $644          100.0           $816          100.0
                                               ====          =====           ====          =====

    The Company has experienced deterioration in the quality of the contracts receivable portfolio over the past several years. The Company believes the deterioration is the result of the adverse publicity regarding community developers as a result of the GDC bankruptcy, as well as the difficulty of implementing foreign contract collection activities.

    Liabilities were $25,400,000 at December 31, 1998 compared to
$37,000,000 at December 31, 1997, reflecting the following changes:

                                              1998           1997        Inc. (Dec.)
                                              ----           ----        -----------
                                                       ($ in thousands)
Accounts payable                                 26            285          (259)
Other liabilities                             1,218          1,727          (509)
Accrued interest                             11,391         13,328        (1,937)
Credit agreements - primary
  lender                                      1,000          7,344        (6,344)
Notes and mortgages payable                   1,198          3,750        (2,552)

Convertible subordinated
Debentures payable                            9,059          9,059             -
Convertible debentures payable                1,500          1,500             -
                                             ------         ------       -------
                                             25,392         36,993       (11,601)
                                             ======         ======       =======

    The $1,937,000 decrease in accrued interest at December 31, 1998 compared to year-end 1997 reflects changes in the following:

                             1998           1997         Inc. (Dec.)
                             ----           ----         -----------
                                       ($ in thousands)
Primary lender                  22          3,461         (3,439)
Debentures                   9,715          8,238          1,477
Other                        1,654          1,629             25
                            ------         ------         ------
                            11,391         13,328         (1,937)
                            ======         ======         ======

    The decrease in primary lender accrued interest is due to payoff of accrued interest and debt with the bulk acreage sale in May 1998. The accrued interest relating to debentures increased due to the nonpayment of interest on the company's debentures (see Notes 10 and 11 to the consolidated financial statements under Item 7).

    The $2,552,000 decrease in notes and mortgages payable primarily represents payoff and settlement of debt with Finova Capital Corporation which related to the 1988 financing transaction for the sale of contract receivables. The Company also made payments to Love Investment Company, and accomplished the release of $700,000 in debt (See Note 16 to the consolidated financial statements under Item 7).

    The Company's capital deficiency decreased to $22,133,000 at December 31, 1998 from a $25,865,000 capital deficiency at December 31, 1997, reflecting the 1998 operating gain.

    As of the date of this filing, the Company is in default of the entire principal plus interest on its subordinated debentures payable in amounts indicated in the following table:

                                                     12/31/98
                                                     --------
                                             Principal        Unpaid
                                             Amount Due      Interest
                                             ----------      --------
                                                 ($ in thousands)
Subordinated debentures due June 1, 1991       1,034            611
Subordinated debentures due May 1, 1992        8,025          5,200
                                               -----          -----
                                               9,059          5,811
                                               =====          =====

    The Company does not have funds available to make any payments of either principal or interest on the above debentures. If a debenture holder or Trustee institutes action to collect on the debentures, such action could prohibit the Company from continuing to operate in the normal course of business (see Notes 9 and 10 to the consolidated financial statements under Item 7).

    The Company has investigated the consequences of a bankruptcy filing and believes that such an event is not in the best interest of either the debenture or equity holders because a bankruptcy filing would negatively impact the Company's business, as well as cause an acceleration of the First Mortgage Indebtedness, and secured debenture debt. Management believes that a bankruptcy filing would prompt all secured lenders to initiate foreclosure proceedings. Since Company assets are encumbered by mortgages, the secured lenders have a perfected security interest and priority over the unsecured debenture holders.

Year 2000 Issues
----------------

    The year 2000 issue is determined to have an immaterial effect on the Company. As of January 1, 1999, the Company has begun maintaining the financial records on different software, which is also used by a related party. The related party is responsible for testing and modifying the software for the year 2000 processing and expects this exercise to be complete by August 31, 1999. The related party is not expected to charge PGI, Incorporated for the cost of the conversion or modifications. As a result, any changes required, as part of any year 2000 conversions made to the financial records will have a minimal effect on the business, results of operations and financial condition.

    The Company has no material third party relationships with vendors which would require year 2000 modifications, does not own or operate any building, and has no other major information technology system with imbedded technology.

New Accounting Standards
------------------------

    Financial Accounting Standard ("FAS") 130, "Reporting Comprehensive Income," was issued in June 1997. Comprehensive income is defined as net income plus certain items that are recorded directly to the shareholders' equity, such as unrealized gains and losses on available-for-sale securities. This pronouncement had no effect on the Company's financial statements for the year ended December 31, 1998.

    FAS 131, "Disclosures about Segments of an Enterprise and Related Information," is effective for financial statements for periods beginning after December 15, 1997. An operating segment is defined under FAS 131 as a component of an enterprise that engages in business activities that generate revenue and expense for which operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance. This pronouncement had no effect on the Company's financial statements for the year ended December 31, 1998.

    FAS 132, "Employers' Disclosures about Pensions and Other
Postretirement Benefits," addresses disclosure of such benefit plans and is effective for fiscal years beginning after December 15, 1997. This pronouncement had no effect on the Company's financial statements for the year ended December 31, 1998.

    FAS 133, "Accounting for Derivative Instruments and Hedging Activities," which was issued in June 1998, establishes accounting and reporting standards for derivative instruments and hedging activities. Under FAS 133, derivatives are recognized on the balance sheet at fair value as an asset or liability. Changes in fair value of derivatives are reported as a component of other comprehensive income or recognized as earnings through the income statement depending on the nature of the instrument. FAS 133 is effective for all quarters of fiscal years beginning after June 15, 1999 with earlier adoption permitted. The Corporation has not adopted FAS 133 yet and is currently evaluating FAS 133's effect on its financial position and results of operations, but it is not expected to have a material impact.

Item 7. Financial Statements and Supplementary Data
------- -------------------------------------------

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Stockholders and Board of Directors
PGI, Incorporated
St. Louis, Missouri

We have audited the accompanying consolidated statements of financial position of PGI Incorporated and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PGI Incorporated and subsidiaries at December 31, 1998 and 1997, and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company is currently in default of certain sinking fund and interest payments on its convertible subordinated debentures. The Company has a significant accumulated deficit, is in default of its primary debt (Note 9), certain sinking fund and interest payments on its convertible subordinated debentures (Note 10) and its convertible debentures (Note 11). These matters raise substantial doubt about the Company's ability to continue as a going concern.
Management's plans in this regard are described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                      /s/ BDO Seidman LLP
St. Louis, Missouri
March 12, 1999

                                     PGI INCORPORATED AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                        December 31, 1998 and 1997
                     ASSETS                                                  LIABILITIES
                     ======                                                  ===========
                                1998         1997                                            1998          1997
                                ----         ----                                            ----          ----
Cash and cash equivalents       161,000        2,000   Accounts Payable                       26,000       285,000

Restricted Cash (Note 3)      1,903,000    1,173,000

Receivables on real estate                             Other liabilities (Note 8)          1,218,000     1,727,000
 sales-net (Note 4)              97,000      156,000

Other receivables                52,000       28,000   Accrued interest:
                                                             Primary lender                   22,000     3,461,000
Land and improvement                                         Debentures                    9,715,000     8,238,000
 Inventories (Note 5)           889,000    8,992,000         Other                         1,654,000     1,629,000
Property and Equipment - net
 (Note 6)                         1,000       18,000
Other assets (Note 7)           156,000      759,000
                                                       Credit Agreements - (Note 9)
                                                         Primary lender                    1,000,000     7,344,000
                                                         Notes and mortgages
                                                         Payable                           1,198,000     3,750,000
                                                       Subordinated Convertible
                                                       Debentures payable (Note 10)        9,059,000     9,059,000

                                                       Convertible debentures
                                                       Payable (Note 11)                   1,500,000     1,500,000
                                                                                          ----------    ----------

                                                                                          25,392,000    36,993,000
                                                                                          ----------    ----------
                                                       Commitments and contingencies
                                                       (Note 15)
                                                                     STOCKHOLDERS' DEFICIENCY
                                                                     ========================
                                                       Preferred stock, par value
                                                       $1.00 per share; authorized
                                                       5,000,000 shares; 2,000,000
                                                       Class A cumulative convertible
                                                       Shares issued and outstanding;
                                                       (liquidation preference of $4.00
                                                       per share of $8,000,000)
                                                       (Note 13)                           2,000,000     2,000,000

                                                       Common stock, par value
                                                       $.10 per share; authorized
                                                       25,000,000 shares; 5,317,758
                                                       shares issued and outstanding
                                                       (Note 13)                             532,000       532,000
                                                       Paid-in capital                    13,498,000    13,498,000

                                                       Accumulated deficit               (38,163,000)  (41,895,000)
                                                                                         -----------   -----------
                                                                                         (22,133,000)  (25,865,000)
                                                                                         -----------   -----------
                              3,259,000   11,128,000                                       3,259,000    11,128,000
                              =========   ==========                                     ===========   ===========

                          See accompanying notes to consolidated financial statements.

                  PGI INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                Years ended December 31, 1998 and 1997
                                                  1998           1997
                                                  ----           ----
Revenues:
   Real estate sales (Note 2)                  13,484,000         15,000
   Interest income                                 82,000         29,000
   Other income (Note 2)                          360,000        466,000
                                               ----------     ----------
                                               13,926,000        510,000
                                               ----------     ----------

Costs and expenses:
   Cost of real estate sales (Note 2)           8,435,000         12,000
   Selling expenses                                20,000          8,000
   General and administrative
    expenses (Note 16)                            453,000        858,000
   Interest                                     2,149,000      2,698,000
   Other expenses (Note 2)                          7,000        287,000
                                               ----------     ----------
                                               11,064,000      3,863,000
                                               ----------     ----------

Income (loss) before extraordinary item         2,862,000     (3,353,000)
Extraordinary item-gain on debt
   extinguishment (Note 4)                        870,000              -
                                               ----------     ----------
Net Income(loss)                                3,732,000     (3,353,000)
                                               ==========     ==========

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share before
   extraordinary item                                0.42          (0.87)

Extraordinary item                                   0.16              -
                                               ----------     ----------

Earnings (loss) per share                            0.58          (0.87)
                                               ==========     ==========

Diluted earnings (loss) per share before
   extraordinary item                                0.26          (0.87)

Extraordinary item                                   0.10              -
                                               ----------     ----------

Diluted earnings (loss) per share                    0.36          (0.87)
                                               ==========     ==========

       See accompanying notes to consolidated financial statements.

                        PGI INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1998 and 1997
                                                          1998                1997
                                                          ----                ----
Cash flows from operating activities:

Cash received from operations:
  Collections from real estate sales and
  receivables on such sales                            $14,932,000         $ 275,000
  Interest on homesite and acreage contracts                 6,000            22,000
  Collections from amenity and other operations            259,000           416,000
  Other interest received                                   15,000            12,000
  Other receipts                                             6,000            12,000
                                                       -----------         ---------
                                                        15,218,000           737,000
                                                       -----------         ---------
Cash expended for operations:
  Payments to subcontractors and vendors for               438,000            11,000
  Real estate operations and sale and marketing
   activities
  Payments for amenity and other operations                235,000           339,000
  General and administrative costs                         741,000           320,000
  Interest paid                                          4,023,000           160,000
  Other disbursements                                       27,000            35,000
                                                       -----------         ---------
                                                         5,464,000           865,000
                                                       -----------         ---------
Net cash flow provided by (used in)
  operating activities                                   9,754,000         (128,000)
                                                       -----------         ---------

Cash flows from investing activities:
  Purchases of property and equipment                                         (2,000)
  Proceeds from sale of property and equipment              25,000
  Proceeds from release of restricted cash                 807,000
  Payments to establish restricted cash                 (1,532,000)                -
                                                       -----------         ---------
Net cash flow (used in) investing activities              (700,000)           (2,000)
                                                       -----------         ---------

Cash flows from financing activities:
  Proceeds from notes receivable                             1,000
  Proceeds from borrowings                                                   257,000
  Principal payments on debt                            (8,896,000)         (137,000)
                                                       -----------         ---------
  Net cash flow provided by (used in)
   financing activities                                 (8,895,000)          120,000
                                                       -----------         ---------

Net increase (decrease) in cash and cash equivalents       159,000           (10,000)

Cash and cash equivalents at beginning of year               2,000            12,000
                                                       -----------         ---------
Cash and cash equivalents at end of year                   161,000             2,000
                                                       ===========         =========

Non-cash investing and financing activities:
  Earnings capitalized into restricted cash                 42,000            24,000
                                                       -----------         ---------
  Interest paid from restricted cash                        64,000                 -
                                                       -----------         ---------
  Preferred stock dividends paid in common stock                 -           200,000
                                                       -----------         ---------

          See accompanying notes to consolidated financial statements.

                        PGI INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                     Years ended December 31, 1998 and 1997
                                                                  1998           1997
                                                                  ----           ----
Reconciliation of net income (loss) to net cash provided by
  operating activities:

Net Income (loss)                                             $ 3,732,000    $(3,353,000)

Adjustments to reconcile net income (loss) to net cash
  Provided by (used in) operating activities:
   Depreciation and amortization                                    8,000         14,000
   Net allowance and valuations related
     to real estate sales                                         118,000       (108,000)
   (Gain)Loss on sale or disposition of property,
     plant & equipment                                            (16,000)        16,000
   Earnings capitalized into restricted cash                      (76,000)       (24,000)
   Interest released from restricted cash                          64,000              -

(Increase) decrease in:
  Contracts and mortgages receivable                              (59,000)       270,000
  Other receivables                                               (24,000)        (2,000)
  Land and improvement inventories-net                          8,103,000         24,000
  Prepaid expenses & deposits                                     609,000              -
Increase (decrease) in:
  Accounts payable                                               (259,000)       207,000
  Accrued interest                                             (1,937,000)     2,538,000
  Other accrued expenses                                         (509,000)       308,000
  Restricted escrow deposits and advances                               -        (18,000)
                                                              -----------    -----------

Net cash flow provided by (used in) operating
  activities                                                  $ 9,754,000    $  (128,000)
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements.

                                PGI INCOPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                             Years ended December 31, 1998 and 1997
                           Preferred Stock              Common Stock                            Retained
                        ---------------------      ---------------------        Paid-In         Earnings
                        Shares      Par Value      Shares      Par Value        Capital         (Deficit)
                        ------      ---------      ------      ---------        -------         ---------
Balances at 1/1/97     2,000,000   $2,000,000     3,317,555     $332,000      $13,698,000     $(38,542,000)
Dividend Paid                                     2,000,203      200,000         (200,000)
Net Loss                                                                                        (3,353,000)
                       ---------   ----------     ---------     --------      -----------     ------------
Balances at 12/31/97   2,000,000   $2,000,000     5,317,758     $532,000      $13,498,000     $(41,895,000)

Net Income                     -            -             -            -                -        3,732,000
                       ---------   ----------     ---------     --------      -----------     ------------
Balances at 12/31/98   2,000,000   $2,000,000     5,317,758     $532,000      $13,498,000     $(38,163,000)
                       =========   ==========     =========     ========      ===========     ============

                   See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Significant Accounting Policies:
     --------------------------------
Principles of Consolidation
---------------------------

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after eliminating all significant inter-company transactions.

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

Provisions for Cancellations
----------------------------

     For sales prior to January 1, 1990, the Company provided for estimated future cancellations of receivables on real estate sales by charges to operations based on historical collection experience and analysis of delinquencies. Balances related to canceled receivables are charged to the allowance for cancellations.

Land and Improvement Inventories
--------------------------------

Land held for sale to customers and land held for bulk sale are stated at cost, which is not in excess of estimated net realizable value. Homesite costs are allocated to projects based on area methods, which consider footage, future improvements costs and frontage.

Property and Equipment
----------------------

     Property and equipment are stated at cost. Depreciation is provided principally by the straight-line method over the estimated useful lives of the related assets. Gains or losses resulting from the disposition of property and equipment are respectively included in other income and other expense.

Cash and Cash Equivalents
-------------------------

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

New Accounting Standards
------------------------

     Financial Accounting Standard ("FAS) 130, "Reporting Comprehensive Income," was issued in June 1997. Comprehensive income is defined as net income plus certain items that are recorded directly to shareholders' equity, such as unrealized gains and losses on available-for-sale securities. This pronouncement had no effect on the Company's financial statements for the year ended December 31, 1998.

     FAS 131, "Disclosures about Segments of an Enterprise and Related Information," is effective for financial statements for periods beginning after December 15, 1997. An operating segment is defined under FAS 131 as a component of an enterprise that engages in business activities that generate revenue and expense for which operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance. This pronouncement had no effect on the Company's financial statements for the year ended December 31, 1998.

     FAS 132, "Employers' Disclosures about Pensions and Other
Postretirement Benefits," addresses disclosure of such benefits plans and is effective for fiscal years beginning after December 15, 1997. This pronouncement had no effect on the Company's financial statements for the year ended December 31, 1998.

     FAS 133, "Accounting for Derivative Instruments and Hedging Activities," which was issued in June 1998, establishes accounting and reporting standards for derivative instruments and hedging activities. Under FAS 133, derivatives are recognized on the balance sheet at fair value as an asset or liability. Changes in the fair value of derivatives are reported as a component of other comprehensive income or recognized as earnings through the income statement depending on the nature of the instrument. FAS 133 is effective for all quarters of fiscal years beginning after June 15, 1999 with earlier adoption permitted. The Corporation has not adopted FAS 133 yet and is currently evaluating FAS 133's effect on its financial position and results of operations, but it is not expected to have a material impact.

Year 2000 Issues
----------------

     The year 2000 issue is determined to have an immaterial effect on the Company.

     As of January 1, 1999, the Company has begun maintaining the financial records on different software, which is also used by a related party. The related party is responsible for testing and modifying the software for year 2000 processing and expects this exercise to be complete by August 31, 1999. The related party is not expected to charge PGI, Incorporated for the cost of the conversion or modifications. As a result, any changes required, as part of any year 2000 conversions made to the financial records will have a minimal effect on the business, results of operations and financial condition.

Rounding
--------

     The dollar amounts in the accompanying financial statements and notes to the financial statements have been rounded to the nearest thousand.

2.   Real Estate Sales, Other Income and Other Expense:
     --------------------------------------------------

Real estate sales and cost of sales consisted of:
                                    1998         1997
                                    ----         ----
Sales:
     Homesites sales            $    37,000     $15,000
     Bulk acreage sale           13,447,000           -
                                -----------     -------
                                $13,484,000     $15,000
                                ===========     =======

                                   1998          1997
                                   ----          ----
Cost of Sales:
     Homesite sales             $     8,000     $12,000
     Bulk acreage sale            8,427,000           -
                                -----------     -------
                                $ 8,435,000     $12,000
                                ===========     =======

     On May 13, 1998, a bulk acreage sale comprising approximately 4,890 acres of undeveloped real property was consummated. After this sale, the Company has approximately 370 acres of undeveloped real property remaining.

Other income consisted of:
   Commission income                        $ 247,000         $ 365,000
   Other income                               113,000           101,000
                                            ---------         ---------
                                            $ 360,000         $ 466,000
                                            =========         =========

Other expenses consisted of:
   Reduction in allowance for
     cancellation of contracts receivable           -          (100,000)
   Reduction of previously accrued
     property taxes                          (248,000)                -
   Reduction in estimated recourse
     liability for receivables sold                 -            (8,000)
Other expenses                                255,000           395,000
                                            ---------          --------
                                            $   7,000          $287,000
                                            =========          ========

3.   Restricted Cash:
     ----------------

     Restricted cash includes cash and certificates of deposit pledged to agencies in various states and local Florida governmental units related to land development and environmental matters, escrowed receipts related to pledged receivables on real estate sales and the servicing of sold receivables, customer payments and deposits related to home site and housing contracts, and reserves held by the primary lender as collateral for debt repayment and payment of disputed real estate taxes.

4.   Receivables on Real Estate Sales:
     ---------------------------------

     Net receivables on real estate consisted of:

                                              1998              1997
                                              ----              ----

Contracts receivable on homesite sales     $ 644,000         $ 816,000
Other                                         84,000            89,000
                                           ---------         ---------
                                             728,000           905,000
Less:  Allowance for cancellations          (631,000)         (706,000)
       Unamortized valuation discount              -           (43,000)
                                           ---------         ---------
                                           $  97,000         $ 156,000
                                           =========         =========

     Stated interest rates for contracts receivable on homesite sales, as well as contracts and mortgages receivable on acreage sales, ranged up to 10% with payment terms varying from seven to ten years. The weighted average interest rate for such receivables outstanding at December 31, 1998 and 1997 was 9.37% and 9.35% respectively.

     The Company generally considers receivables on real estate sales delinquent if the scheduled installment payment is over 30 days past due. At December 31, 1998 and 1997 delinquent receivables approximated $631,000 and $748,000 respectively.

     Contracts receivable on homesite sales and contracts and mortgages receivable on acreage sales have been discounted to yield an effective interest rate of 14%. Contracts receivable on homesite sales recorded under the installment method have not been discounted.

     The estimated scheduled principal collections for receivables on real estate sales at December 31, 1998 are:

           1999 (Including past-due balances) $639,000
           2000                                 28,000
           2001                                 27,000
           2002                                 33,000
           2003                                  1,000
                                              --------
                                              $728,000
                                              ========

     Effective June 1, 1998 the Company purchased the contracts receivable back from Finova Capital Corporation and settled on related debt obligations with Finova. The Company had originally sold the contracts receivable on homesite sales totaling approximately
$9,246,000 before consideration of a related unamortized valuation discount of approximately $1,197,000 at the time of the sale. For financial reporting purposes this transaction has been treated as a financing transaction (see Note 9), since the Company had a potential obligation to repurchase the contracts receivable on homesite sales under conditions other than the recourse provision of the sales agreement. The repurchase resulted in an extraordinary gain of $870,000 in settlement of debt and elimination of an unamortized valuation discount of $39,000.

     At December 31, 1998, 44% of the Company's gross receivables from real estate sales were generated by a broker in two geographic regions, certain districts in New York City and Taiwan. These sales were under contract for deed with terms similar to sales to other customers. This concentration of credit risk has been considered by management in determining the allowance for cancellations.

5.   Land and Improvements:
     ----------------------
     Land and improvement inventories consisted of:

                                          1998             1997
                                          ----             ----
          Unimproved land               $613,000        $8,724,000
          Fully improved land            276,000           268,000
                                        --------        ----------
                                        $889,000        $8,992,000
                                        ========        ==========

6.  Property and Equipment:
    -----------------------
    Property and equipment consisted of:
                                          1998              1997
                                          ----              ----
     Furniture, fixtures and other      $ 93,000         $ 212,000
       equipment
     Less accumulated depreciation       (92,000)         (194,000)
                                        --------         ---------
                                        $  1,000         $  18,000
                                        ========         =========

    Depreciation:                       $  8,000         $  14,000
                                        ========         =========

7.  Other Assets:
    -------------
    Other assets consisted of:
                                          1998              1997
                                          ----              ----
     Guaranteed future connections      $      -          $621,000
     Deposit with Trustee of 6 1/2%
       debentures                        138,000           131,000
     Other                                18,000             7,000
                                        --------          --------
                                        $156,000          $759,000
                                        ========          ========

8.  Other Liabilities:
    ------------------

    Other liabilities consisted of:
                                         1998              1997
                                         ----              ----
     Accrued property taxes
       - current                      $   32,000        $  230,000
       - delinquent                      675,000           745,000
     Other accrued expenses              328,000           342,000
     Deposits, advances and              174,000           336,000
       escrows
     Estimated recourse liability          9,000            58,000
       for receivables sold
     Other                                     -            16,000
                                      ----------        ----------
                                      $1,218,000        $1,727,000
                                      ==========        ==========

9.  Credit Agreements - Primary Lender and Notes and Mortgages Payable:
    -------------------------------------------------------------------

    Credit agreements with the Company's primary lender and notes and mortgages payable consisted of the following:

                                          1998              1997
                                          ----              ----
     Credit agreements - primary
       lender (Balance is past due,
       bearing interest at prime plus
       5.0%):                           $1,000,000        $7,344,000

     Notes and mortgages payable -
       $1,176,000 bearing interest at
       prime rate plus 2%, the
       remainder bearing interest at
       varying rates to 23%; maturing
       through 1999                      1,198,000         3,750,000
                                        ----------       -----------
                                        $2,198,000       $11,094,000
                                        ==========       ===========

The prime rate at December 31, 1998 was 7.75%.

     At December 31, 1998 assets collateralizing the Company's credit agreements with its primary lender and notes and mortgages payable totaled $2,582,000, of which $961,000 represented escrow held by the primary lender, $728,000 represented gross receivables on real estate sales, $52,000 represented other receivables, $840,000 represented land and improvement inventories, and $1,000 represented property and equipment.

     The overall weighted average interest rate for the Company's credit agreements with its primary lender and all remaining notes and mortgages was approximately 13.1% as of December 31, 1998 and 13.0% as of December 31, 1997.

     As discussed in Note 4, the Company settled with Finova on note obligations relating to the 1988 sale of receivables on real estate sales on June 1, 1998. Prior to June 1, 1998 the principal and interest payments were recorded by the Company based on the collections from receivables applicable to the sale and the application of the 12-1/4% interest rate used to calculate the sale's discounted present value. At December 31, 1998 and 1997 the outstanding principal balance for this financing transaction was approximately $- and $1,263,000 respectively.

Although substantially all of the Company's real and personal property including all of the stock of the Company's wholly-owned subsidiaries remains pledged as collateral, the Company negotiated agreements with its mortgage holders to allow the Company to sell part of its land holdings without requiring full payment of the secured debt.

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

     1999                             $2,198,000
                                      ==========

10.  Subordinated Convertible Debentures Payable:
     --------------------------------------------

     Subordinated debentures payable consisted of:
                                         1998              1997
                                         ----              ----
     6 1/2%, due June 1991            $1,034,000        $1,034,000
     6%, due May 1992                  8,025,000         8,025,000
                                      ----------        ----------
                                      $9,059,000        $9,059,000
                                      ==========        ==========

     Since issuance, $650,000 and $152,000 of the 6 1/2% and 6% debentures, respectively, have been converted into common stock;
however, this conversion feature is no longer in effect.

     The Company is currently in default of certain sinking fund and interest payments on both subordinated debentures, $9,059,000 in principal plus accrued and unpaid interest totaling $5,811,000 at December 31, 1998 and $5,119,000 as of December 31, 1997.

     The debentures are not collateralized and are not subordinated to each other, but are subordinated to senior indebtedness ($3,698,000 at December 31, 1998). Payment of dividends on the Company's common stock is restricted under the terms of the two indentures pursuant to which the outstanding debentures are issued.

     In order to satisfy the obligation to debenture holders, the Company has been and intends to continue to:

-- actively seek buyers for the remaining portion of the undeveloped acreage, when appropriate;
--   diligently pursue collection of its receivables; and
--   determine if potential merger or joint venture candidates exist.

     No assurances can be made that the Company can achieve any of the three above alternatives.

11.  Convertible Debentures Payable:
     -------------------------------

     In July and September 1989, the Company sold $1,282,000 and $1,000,000 respectively, of convertible debentures to a partnership affiliated with the Company's preferred shareholder. In connection with the July 1992 Secured Lender Transaction in partial consideration for the conveyance of 350 acres of property, the principal amount due to convertible debenture holders was reduced by $782,000 and accrued interest thereon was reduced by $389,000 leaving a balance of $1,500,000. The maturity date on all the remaining debentures was extended to July 8, 1997 so that the debentures are in default. The past due debentures accrue interest at 14% compounded quarterly. The Company's primary lender credit agreements, however, prohibit the payment of interest until such time as the primary lender loans are repaid. At maturity the Convertible

Debentures purchased on July 24, 1989, were convertible into 868,788 common shares and those purchased on September 29, 1989, were convertible into 1,726,568 common shares, or a total of 2,595,356 shares of common stock at an initial conversion price of $1.72 per share. The conversion price may be adjusted upon the occurrence of certain events.

     Accrued interest was $3,904,000 and $3,209,000 at December 31, 1998 and 1997 respectively.

12.  Income Taxes:
     -------------

Reconciliation of the statutory federal income tax rates, 34% for the years ended December 31, 1998 and 1997, to the Company's effective income tax rates follows:

                                                     1998                                   1997
                                                     ----                                   ----
                                                                 ($ in thousands)
                                       Amount of tax                         Amount of tax
                                       -------------       Percent of        -------------         Percent of
                                                          Pre-tax Loss                            Pre-tax Loss
                                                          ------------                            ------------
Expected tax (credit)                      1,269             34.0%              (1,140)             (34.0%)
State income taxes, net of                   149              4.0%                (134)              (4.0%)
  federal tax benefits
Current year unused book                  (1,418)           (38.0%)              1,274               38.0%
                                          ------            -----               ------              -----
  operating loss                               -                -                    -                  -
                                         =======            =====               ======              =====

     At December 31, 1998, the Company had an operating loss carry forward of approximately $34,000,000 which will expire at various dates through 2012. In addition, the Company had unused investment tax credits of approximately $215,000 which will expire at varying dates through 2004.

                                             1998              1997
                                             ----              ----
Deferred tax asset:
   Net operating loss carryover          $ 12,580,000      $ 13,690,000
   Adjustments to reduce land to net
     realizable value                          12,000            12,000
   Expenses capitalized under IRC 263(a)       56,000            56,000
   ITC carry forward                          215,000           215,000
   Other                                                              -
   Valuation allowance                    (12,691,000)      (11,510,000)
                                         ------------      ------------
                                              172,000         2,463,000

Deferred tax liability:
   Basis difference of land and
     improvement inventories                  172,000         2,453,000
   Excess tax over book depreciation                -            10,000
                                         ------------      ------------

Net deferred tax asset                   $          0      $          0
                                         ============      ============

13. Capital Stock:
    --------------

    In March 1987, the Company sold in a private placement 1,875,000 shares of its Class A cumulative convertible preferred stock to a limited partnership ("Partnership") for a purchase price of $7,500,000 cash ($4.00 per share). The Company also converted $500,000 of indebtedness owed to a corporation owned by the Company's former Chairman of the Board of Directors and members of his family into 125,000 shares of the cumulative convertible preferred stock.

    The holders of the preferred stock are entitled to one vote per share and, except as provided by law, will vote as one class with the holders of the common stock. Class A preferred stockholders are also entitled to receive cumulative dividends at the annual rate of $.32 per share, an effective yield of 8%. Dividends accrued for an initial two year period and, at the expiration of this period, preferred stockholders had the option of receiving accumulated dividends, when and if declared by the Board of Directors, in cash (unless prohibited by law or contract) or common stock. At December 31, 1998 cumulative preferred dividends in arrears totaled $2,356,000 ($640,000 of which related to the year ended December 31, 1998). On May 15, 1997 preferred dividends accrued through April 25, 1995 totaling $4,260,433 were paid in the form of 2,000,203 shares of common stock.

    As of December 31, 1998, the preferred stock is callable or redeemable at the option of the Company at $4.00 per share plus accrued and unpaid dividends. In addition, the preferred stock will be entitled to preference of $4.00 per share plus accrued and unpaid dividends in the event of liquidation of the Company.

    At December 31, 1998 the Company had reserved 4,684,138 common shares for the conversion of debentures.

14. Quarterly Results:
    ------------------

    In the fourth quarter of 1998 the contracts receivable and allowance for contracts receivable were adjusted to consider delinquent accounts for which quit claim deeds had been filed and property was effectively reacquired.

15. Commitments and Contingencies:
    ------------------------------

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

    At the closing of the bulk acreage sale in May 1998 an escrow was established in the amount of $557,000 to satisfy this potential obligation.

    The aggregate outstanding balances of receivables sold or exchanged with recourse by the Company, not including those receivables associated with the March 1988 financing transaction previously discussed in Notes 4 and 8, totaled approximately $48,000 and $145,000 at December 31, 1998 and 1997 respectively. Based on its collateral experience with such receivables, the Company maintained an allowance at December 31, 1998 and 1997 classified in other liabilities, of approximately $9,000 and $60,000 respectively for the recourse provisions related to all receivables sold.

    Under the terms of the receivables sale agreements the Company must repurchase contracts greater than 90 days past due or exchange current contracts owned by the Company. The repurchase price is equal to the outstanding principal balance of the delinquent contract plus accrued interest. At December 31, 1998, sold contracts receivable greater than 90 days past due totaled $9,000. The related accrued interest is considered immaterial.

16. Related Party Transactions:
    ---------------------------

    As of December 31, 1998 the Company was in default of its primary credit agreements with PGIP, LLC. In May 1998, concurrent with the bulk acreage sale the Company paid a portion of the principal and all of the past due accrued interest due PGIP, LLC (See Note 2).

    PGIP is owned and managed by Love Savings Holding Company
("LSHC"), Andrew S. Love, Jr. and Laurence A. Schiffer. Messrs. Love and Schiffer are directors and executive officers of LSHC and own slightly more than half of all the issued and outstanding voting stock of LSHC. Messrs. Love and Schiffer serve as the executive officers and directors of the Company and the other Borrowers and the Guarantors.

    In 1994, the Company moved its administration and accounting offices to Love Real Estate Company ("LREC"). LREC, which is an affiliate of Love-PGI, the Company's preferred shareholder, is paid a monthly fee for the following:

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

    In addition, the Company receives office space, telephone service and computer service from LREC. The fee was reduced to $3,000 per month from $7,000 per month effective October 1, 1998. The fee reduction coincided with the sale of Sugarmill Woods Sales, Inc.

    Effective March 25, 1987, the Company entered into the Management Agreement with LREC. As a consultant to the Company and in addition to the above services, LREC provides other services including, but not limited to, strategic planning, marketing and financing as requested by the Company. In consideration for these consulting services, the Company pays LREC a quarterly consulting fee of one-tenth of one per cent of the book value of the Company's assets, plus reasonable out-of-pocket expenses. As of December 31, 1998, the book value of the Company's assets was approximately $3,300,000. Consulting fees totaling $29,000 and $45,000 were accrued during 1998 and 1997 respectively. The Company made payments of $22,000 in consulting fees in 1998.
As of December 31, 1998, a total of $296,000 of unpaid fees had accrued under the Management Agreement.

    In 1998 and 1997, an affiliate of Love-PGI, the Company's preferred shareholder, Love Investment Company made uncollateralized loans to the Company, which were paid off June 19, 1998 in the amount of $585,000 plus accrued interest. Interest charged on these loans was $32,000 and $49,000 for 1998 and 1997, respectively.

    In 1985 a corporation owned by the former Chairman of the Board and his family made an uncollateralized loan to the Company, which at December 31, 1998 had an outstanding balance, including accrued interest of $393,000. Interest accrued on this loan was $18,000 for 1998 and 1997.

17. Fair Value of Financial instruments:
    ------------------------------------

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

Debt:

    It was not practicable to estimate the fair value of the Company's debt with its primary lender, its notes and mortgages payable and its convertible debentures because these debts are in default causing no basis for estimating value by reference to quoted market prices or current rates offered to the Company for debt of the same remaining maturities.

Accounts Payable:

    The carrying amount approximates fair value because of the short-term maturity of those debts. The estimated fair values of the Company's financial instruments are as follows:

                                      Carrying                 Fair
             1998                      Amount                 Value
             ----                      ------                 -----

Cash and short-term investments      $2,064,000             $2,064,000
Principal plus accrued interest
  receivable on real estate              97,000                 97,000
Accounts payable                         26,000                 26,000
Debt                                 12,757,000                      -

18. Income (Loss) Per Share:
    ------------------------

    The following is a summary of the calculations used in computing basic and diluted income (loss) per share:

                                         1998                  1997
                                         ----                  ----
Numerator:
Net Income (Loss)                     $3,732,000           $(3,353,000)
Preferred Dividends                     (640,000)             (640,000)
                                      ----------           -----------
Income (Loss) Available to
  Common Shareholders                 $3,092,000           $(3,993,000)
                                      ==========           ===========

Denominator:
BASIC
Weighted average amount of shares
  outstanding                          5,317,758             4,583,437

DILUTED
Weighted average amount of shares
  outstanding                             5,317,758         5,317,758
Dilutive effect of assumed conversion
  of Preferred Stock                      3,320,000                 -
                                          ---------         ---------
Dilutive common shares                    8,637,758         5,317,758
                                          =========         =========

Earnings (loss) per share
  Basic                                        0.58             (0.87)
  Dilutive                                     0.36             (0.87)


Item 8.  Disagreements on Accounting and Financial Disclosure
-------  ----------------------------------------------------

    Not Applicable.

                          PART III
                          --------

Item 9.  Directors and Executive Officers of the Registrant;
-------  ---------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

     The following information, regarding executive officers and directors of the Company, is as of March 25, 1999.

                       Position with Company and Business Experience
   Name and Age        During the Last Five Years
   ------------        ---------------------------------------------
Laurence A. Schiffer   Director of the Company since April 1987;
      (age 59)         President and Chief Executive Officer of the
                       Company since February 1994; Vice Chairman of the Board since May 1987; President and Chief
                       Executive Officer of Love Real Estate Company and Love Investment Company since 1973; Chairman of Heartland Bank and President of LSHC, the parent company of Heartland Bank since December
                       1985; Manager of PGIP since 1995; member of the Real Estate Board of Metropolitan St. Louis and the National Association of Real Estate Boards.

Andrew S. Love Jr.     Chairman of the Company's Board of Directors
    (age 55)           since May 1987; Secretary since February 1994;
                       Chairman of the Board of Love Real Estate
                       Company and Secretary of Love Investment Company since 1973; Partner in St. Louis based law firm of Bryan, Cave, McPheeters & McRoberts until
                       1991; Director of Heartland Bank and Chairman of LSHC, the parent company of Heartland Bank since December 1985; Manager of PGIP since
                       1995.

    Executive officers of the Company are appointed annually by the Board of Directors to hold office until their successors are appointed and qualify.

Item 10.   Executive Compensation
--------   ----------------------

    The Company's Chief Executive Officer is Mr. Laurence A. Schiffer. Because of the Company's impaired financial condition, it does not compensate Mr. Schiffer or Mr. Love, the Company's only other executive officer, for the services they perform for the Company in that capacity. Management services are provided to the Company by Love Real Estate Company ("LREC") pursuant to that certain Management Consulting Agreement by and between the Company and LREC dated March 25, 1987
(the "Management Agreement"). Mr. Schiffer is an employee of, and receives an annual salary from LREC. Mr. Love receives only a nominal salary from LREC. Neither the

Company nor LREC maintains records, which would allow either of them to attribute any portion of the remuneration Mr. Schiffer receives from LREC to the management services he performs for the Company. See Item
12. "Certain Relationships and Related Party Transactions" for additional information about the Management Agreement.

    Neither Mr. Schiffer nor Mr. Love received fees from any source directly attributable to their services as directors of the Company during 1998.

Item 11.   Security Ownership of Certain Beneficial Owners and Management
--------   --------------------------------------------------------------

    The table below provides certain information as of March 25, 1999 regarding the beneficial ownership of the Common Stock and the Preferred Stock by each person known by the Company to be the beneficial owner of more than five percent of either the Common Stock or the Preferred Stock, each director of the Company (which persons are also the Company's only executive officers), and by virtue of the foregoing, the directors and executive officers of the Company as a group.

                                                                               Percent of Total
                                                                            -----------------------    Percent of
                                       Common            Preferred          Common        Preferred   Total Voting
          Name                         Stock               Stock            Stock<F1>       Stock       Power<F1>
          ----                         ------            ---------          ---------     ---------   ------------
Estate of Harold Vernon              998,777<F2><F3>            -            18.8%             -          13.7%
Alfred M. Johns                      437,414<F4>          125,000<F4>         8.2%           6.3%          7.7%
Love-PGI Partners, L.P.            2,260,706<F5>        1,875,000<F5>        42.5%          93.8%         56.5%
Andrew S. Love, Jr.                  385,516<F6>        1,875,000<F6>        42.5%          93.8%         56.5%
Laurence A. Schiffer                 385,516<F7>        1,875,000<F7>        42.5%          93.8%         56.5%
All executive officers and
directors as a group (2 persons)     385,516<F8>        1,875,000<F8>        42.5%          93.8%         56.5%

<F1>The above table does not include 2,595,356 shares that may be received upon conversion of the Company's Convertible Secured
    Debentures.
<F2>The shares of Common Stock owned by Mr. Vernon are currently in the possession of the Federal Deposit Insurance Corporation ("FDIC") which is the receiver for First American Bank and Trust, Lake Worth, Florida ("First American"). First American previously made a loan to Mr. Vernon, which was secured by these shares. The loan is in default and the Company understands that the FDIC has the right, pursuant to a pledge agreement, to vote the shares at any annual or special meeting of shareholders.
<F3>Information obtained from filings made with the Securities and
    Exchange Commission.
<F4>Sole voting and investment power over 302,401 shares of Common
    Stock; shared voting and investment power over 10,100 shares of Common Stock included in the table which are owned by Mr. John's wife; sole voting and investment power over the 125,000 shares of Preferred Stock.
<F5>The controlling general partner of L-PGI is Love Investment
    Company, a Missouri Corporation owned by Mr. Love, Love family members and trusts, the Estate of Martha Love Symington and Mr. Schiffer. Messrs. Love and Schiffer serve as the executive officers and directors of Love Investment Company.
<F6>These shares are the same shares owned by L-PGI.  Mr. Love is an indirect owner of L-PGI. See Footnote 5 above and Item 12. "Certain Relationships and Related Transactions" for more information.
<F7>These shares are the same shares owned by L-PGI.  Mr. Schiffer is an indirect owner of L-PGI. See Footnote 5 above and Item 12. "Certain Relationships and Related Transactions" for more information.
<F8>These shares are the same shares reflected in Footnotes 5, 6 and
    7. See Footnote 5 above and Item 12. "Certain Relationships and Related Transactions" for more information.

Item 12.   Certain Relationships and Related Transactions
--------   ----------------------------------------------

    In order to conserve cash and permit management to concentrate on achieving a sale of all or a portion of its real estate, in 1994 the Company moved its administration and accounting offices to the offices of Love Real Estate Company ("LREC") in St. Louis, Missouri. LREC, a Missouri Corporation, is an affiliate of L-PGI, and is located at 212 South Central Avenue, Suite 100, St. Louis, Missouri 63105. A fee of $7,000 per month was paid to LREC for the first nine months of 1998, and reduced to $3,000 per month October 1, 1998. The fee reduction coincided with the sale of Sugarmill Woods Sales, Inc. The following is a list of services provided:

    1.  Maintain books of original entry;
    2.  Prepare quarterly and annual SEC filings;
    3.  Coordinate the annual audit;
    4. Assemble information for tax filing, review reports as prepared by tax accountants and file same;
    5.  Track Shareholder records through transfer agent;
    6. Maintain policies of insurance against property and liability exposure;
    7.  Handle payroll and benefits for Sugarmill location;
    8.  Handle day-to-day accounting requirements; and
    9.  Provide telephone and computer service.

    Although an amount is paid to LREC as reimbursement for expenses and as a fee for providing management services to the Company, neither the Company nor LREC maintain records which would allow them to attribute to any portion of the aforementioned monthly fee to reimbursement of particular expenses or to payment for the management services performed for the Company by individual employees of LREC, including Messrs. Love and Schiffer.

    Effective as of March 25, 1987, the Company entered into the Management Agreement with LREC. As a consultant to the Company and in addition to the above services, LREC provides other services including, but not limited to, strategic planning, marketing and financing as requested by the Company. In consideration for these consulting services, the Company pays LREC a quarterly consulting fee of one-tenth of one per cent of the book value of the Company's assets, plus reasonable out-of-pocket expenses. As of December 31, 1998, the book value of the Company's assets was approximately $3.3 million.
Consulting fees totaling $29,000 were accrued during 1998 and the Company made payments of $22,000 in consulting fees in 1998. As of December 31, 1998, a total of $296,000 of unpaid fees had accrued under the Management Agreement. In July 1992 accrued management fees were reduced by $1,042,000 as partial consideration for the conveyance by the Company of 350 acres of real estate to L-PGI, which conveyance is described in more detail in the paragraph below describing the Debentures. These 350 acres comprise a portion of the Property sold in May 1998.

    The Management Agreement will continue in effect until terminated upon 90 days prior written notice by a majority vote of the Company's directors who have no financial interest in LREC or in any LREC affiliated entity. Currently all directors have a financial interested in LREC or one of its affiliates.

    Mr. Love receives a nominal salary from LREC.  Although Mr.
Schiffer receives a salary from LREC, such salary compensates him for his services to LREC, which provides consulting services for numerous other entities affiliated with the Company, and none of the amount earned by LREC under the Management Agreement is intended to be allocated or attributable to any officer of employee, including Mr. Schiffer, of LREC. No part of Mr. Schiffer's annual salary from LREC is directly attributable to the management services he performs for the Company as an employee of LREC pursuant to the Management Agreement.

    In 1998 and 1997, an affiliate of L-PGI, Love Investment Company, made uncollateralized loans to the Company, which were paid off June 19, 1998 in the amount of $585,000 plus accrued interest. Interest charged on these loans was $32,000 and $49,000 for 1998 and 1997 respectively.

    In 1989, the Company sold an aggregate $2,282,451 principal amount of the Convertible Debentures in a private placement to Love-1989 Florida Partners, L.P.("Love-1989") The general partner of Love-1989 is Love Investment Company, which is owned by Mr. Love, Love family members and trusts, the Estate of Martha Love Symington and Mr. Schiffer. The above purchase by Love-1989 of the Debentures was funded in part with a loan from L-PGI. Love-1989 has since repaid the debt to L-PGI in full, in part by transferring a portion of the Debentures held by Love-1989 to L-PGI. In July 1992, as partial consideration for the Company's conveyance of 350 acres of property to L-PGI, the Company retired $782,000 in principal amount of the Debentures held by L-PGI together with $389,000 in accrued interest. The maturity date on all of the remaining Debentures was extended to July 8, 1997 so that the Debentures are in default.

    The Debentures were in part collateralized by a second mortgage in favor of Love-1989 on 650 acres of the Property owned by the Company, which was sold in May 1998. The 350 acres transferred to L-PGI as described above were also included in the Property sold. Messrs. Love and Schiffer have caused the Company to grant a second mortgage on the Retained Acreage to Love-1989 and in their capacities as control persons of Love-1989, they caused Love-1989 to release its second mortgage on the 650 acres of the Property sold and they caused the Company to grant a security interest to Love-1989 behind that held by PGIP in the escrow of the Restricted Proceeds which is under the control of Messrs. Love and Schiffer since they and a company they control are the managers of PGIP.

    As of December 31, 1998, Love-1989 held $796,950 in principal amount of the Debentures with respect to which there was at that date accrued and unpaid interest in the amount of $2,095,000. In 1990, $703,050 principal amount of the Debentures was transferred by Love-1989 to one of its (now former) limited partners. That former limited partner continues to hold such Debentures and as of December 31, 1998 there was accrued and unpaid interest with respect thereto in the amount of $1,808,000.

    In 1985, a corporation owned by Alfred M. Johns, the former
Chairman of the Company, and his family made an uncollateralized loan to the Company, which at December 31, 1998 had an outstanding balance, excluding accrued interest, of $176,000. Besides being a direct owner of Common and Preferred Stock, Mr. Johns has no other direct or indirect affiliations with the Company.

    For the past several years, First Union, the Company's former primary bank lender, had been threatening to foreclose on substantially all of the Company's real estate. This would have forced a liquidation of the Company. To prevent foreclosure, Messrs. Love and Schiffer, who control a large portion of the Voting Capital Stock through their affiliation with L-PGI and who are the Company's only directors and executive offices, formed PGIP in August 1995 to purchase the Company's First Mortgage Indebtedness and to accept the assignment from First Union of the first mortgage securing repayment of the First Mortgage Indebtedness.

    On March 28, 1996, First Union assigned to PGIP all of its right, title and interest in and to the loan documents (i) evidencing First Union' s credit agreements with the Company and Company's subsidiaries, Sugarmill Woods, Burnt Store Marina, Inc., and Gulf Coast Credit Corporation, and (ii) securing such indebtedness with substantially all of the Company's real estate (the "Loan Documents"). At the time of the assignment, the First Mortgage Indebtedness was approximately $9,007,000 in principal and accrued interest.

    The largest investor in PGIP is Love Savings Holding Company ("LSHC") which holds an approximate 75% interest in, and is a manager of PGIP. Messrs. Love and Schiffer own approximately 52% of all the issued and outstanding voting stock of LSHC and serve as the directors and officers of LSHC. Messrs. Love and Schiffer are the managers of PGIP. The holders of the remaining limited liability company interests do not have any affiliation with PGI, LSHC, L-PGI or Love-1989 Florida Partners, L.P.

    As the purchaser of the loan documents from First Union, PGIP obtained a first mortgage (the "First Mortgage") on the PGI Property. PGIP accepted assignment of the credit agreements, which were in default and with respect to which maturity of the First Mortgage Indebtedness secured by the first mortgage had been accelerated, and advised the Company that so long as the Company were to market and sell its remaining undeveloped land with satisfactory efforts and results, including payments to PGIP out of the proceeds received from the sale of such undeveloped land, PGIP would not proceed with enforced collection of the principal and interest comprising the First Mortgage Indebtedness.

    During 1998 and 1997, PGIP further advanced $186,240 and $36,908 to the company to pay fees incurred to continue professional work on the bulk sale of property under the aforementioned Option Agreement, as Amended. On May 13, 1998 upon closing of the bulk acreage sale, the Company paid PGIP $10,362,193 in principal and accrued interest which left $1,000,000 in principal outstanding.

    The closing of the bulk acreage sale on May 13, 1998 resulted in a payment of first mortgage principal and interest to PGIP of $10,362,193. After payment of its debts and liabilities, PGIP made cash distributions to its members in accordance with its Operating Agreement. LSHC, which holds approximately 75% of the PGIP limited liability company interests, received approximately $2,505,097 in excess of its investment in PGIP. Because Messrs. Love and Schiffer, the Company's only directors and executive officers, together own 52% of LSHC, they could be deemed to have "profited" by an aggregate of approximately $1,302,650. The amount of profit to LSHC and Messrs. Love and Schiffer is based on the use of proceeds set forth above. It could increase upon payment of the remaining $1,000,000 mortgage amount and interest and by an additional amount of up to ten percent of PGIP's profit over a specified minimum rate of return based upon the incentive arrangements that PGIP has with its members.

    At closing, the Company and PGIP executed an escrow agreement (the "Escrow Agreement"). The Escrow Agreement provides that $1,000,000 of the PGI Purchase Price would not be used to repay the First Mortgage Indebtedness, so that $1,000,000 (the "Remaining Indebtedness") of the First Mortgage Indebtedness would remain in place. The $1,000,000 was placed in escrow with PGIP as the escrow agent. Pursuant to the Escrow Agreement, the escrowed funds are to be paid out (i) as requested by PGI and agreed to by PGIP, or (ii) as deemed necessary and appropriate by PGIP, in either case, to protect PGIP's interest in the Retained Acreage (as hereinafter defined), including PGIP's right to receive principal and interest under the First Mortgage securing the Remaining Indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company. The real estate owned by the Company, which was not sold to the Purchaser (approximately 370 acres) (the "Retained Acreage") remains subject to the First Mortgage.

    The Company believes that the foregoing transactions were on terms comparable to those, which would have been obtained from unaffiliated persons.

Item 13. Exhibits, Financial Statement Schedules & Reports on Form 8-K
-------- -------------------------------------------------------------

         10-KSB                                                Form
(a) 1.   Financial Statements                               Page Number
         Report of Independent Accountants                       15
                                                                 --
         Consolidated Statements of Financial Position
         December 31, 1998 and 1997                              16
                                                                 --

         Consolidated Statements of Operations Years Ended
         December 31, 1998 and 1997                              17
                                                                 --
         Consolidated Statements of Cash Flows Years Ended
         December 31, 1998 and 1997                            18-19
                                                               -----
         Consolidated Statements of Stockholders' Deficiency
         Years Ended December 31, 1998 and 1997                  20
                                                                 --
         Notes to Consolidated Financial Statements            21-34
                                                               -----

(a) 2.  Exhibits
        Reference is made to the Exhibit Index contained on pages 44-48 herein for a list of exhibits filed under this Item.

(b)     Reports on Form 8-K.
        None were filed in the fourth quarter of 1998.

(c) See the Exhibit Index contained on pages 44 to 48 herein for a list of each management contract, compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this report: Exhibits 10.1, 10.2 and 10.5.

(d)     None

                 CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the registration statement of PGI Incorporated and subsidiaries on Form S-8 (File 2-77149) of our report dated March 12,1999, relating to the consolidated financial statements and financial statements schedule of PGI Incorporated and subsidiaries which report is included in this Annual Report on Form 10-KSB. Our report contains an explanatory paragraph regarding uncertainty as to the ability of the Company to continue as a going concern.

St. Louis, Missouri                                /s/ BDO Siedman LLP
April 15, 1999

                            SIGNATURES
                            ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St.Louis, State of Missouri, on this 15th day of April, 1999.

                                   PGI INCORPORATED
                                   (Registrant)

                                   By: /s/ Laurence A. Schiffer
                                      ----------------------------
                                   Laurence A. Schiffer, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                    Title                            Date
---------                    -----                            ----
/s/ Andrew S. Love, Jr.      Chairman of the Board            April 15, 1999
--------------------------   Secretary
Andrew S. Love, Jr.

/s/ Laurence A. Schiffer     Vice Chairman of the             April 15, 1999
--------------------------   Board, President, Principal
Laurence A. Schiffer         Executive Officer, Principal
                             Financial Officer and
                             Principal Accounting Officer

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

3.3     Bylaws of Registrant, as amended September 1987 (filed as
        Exhibit 3.3 to Registrant's original Form 10-K Annual Report for the year ended December 31, 1997 ("Original 1987 Form 10-K") dated as of March 29, 1987 and incorporated herein by reference).

3.4 Amendments to the Articles of Incorporation effective March 13, 1990 and July 27, 1990, dated as of November 13, 1990
        (filed as Exhibit 19 to the September 30, 1990 Form 10-Q and incorporated herein by reference).

3.5 Amendments to the Bylaws of the Registrant by the Board of Directors of PGI Incorporated by the Unanimous Written Consent, dated as of March 17, 1995 (filed as Exhibit 3.5 to the December 31, 1995 Form 10KSB and incorporated herein by reference).

3.6 Articles of Incorporation of PGI Incorporated as amended through December 22, 1997 (filed as Exhibit 3.1 to
        Registrant's June 30, 1998 Form 10-QSB and incorporated herein by reference).

3.7 Restated Articles of Incorporation of PGI Incorporated executed September 4, 1998 with certificate from the State of Florida dated October 27, 1998 (filed as Exhibit 3.1 to
        Registrant's September 30, 1998 Form 10-QSB and incorporated herein by reference).

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

4.5 Forbearance Agreement among PGI Incorporated, Punta Gorda Developers, Inc., Burnt Store Marina, Inc., and Gulf Coast Credit Corporation and BancFlorida (Restated Loan Agreement No.1), dated as of October 19, 1985 (filed as Exhibit 4.1 to the Registrant's Form 10-Q Quarterly Report for the quarter ended September 30, 1985 and incorporated herein by reference).

4.6 Amendment to Restated Loan Agreement No. 1 (Receivables Loan), as well as Restated Consolidating Substituted Renewal Note relating thereto, dated as of March 25, 1987 (filed as Exhibit
        4.9 to the 1986 Form 10-K and incorporated herein by reference).

4.7 Extension, Forbearance and Modification Agreement between PGI Incorporated, Punta Gorda Developers, Inc., Burnt Store Marina, Inc., and Gulf Coast Credit Corporation, and BancFlorida, dated as of May 20, 1988 (filed as Exhibit 4.1 to the Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 1988 and incorporated herein by reference).

4.8 Ninth Mortgage and Loan Modification Agreement between PGI Incorporated, Punta Gorda Developers, Inc., Burnt Store
        Marina, Inc., and Gulf Coast Credit Corporation, and
        BancFlorida, dated as of May 20, 1988 (filed as Exhibit 4.2 to Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 1988 and incorporated herein by reference).

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

4.12 Loan Forbearance Agreement among PGI Incorporated (formerly Punta Gorda Isles, Inc.), Sugarmill Woods, Inc, (formerly Punta Gorda Developers, Inc.), Burnt Store Marina, Inc. and Gulf Coast Credit Corporation and BancFlorida (formerly Naples Federal Savings and Loan Association), dated as of October 17, 1991 (filed as Exhibit 4.12 to Registrant's Form 10-K dated March 30, 1994 and incorporated herein by reference).

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

4.15 Forbearance Agreement dated as of October 12, 1995 by First Union National Bank of Florida, PGI Incorporated, Sugarmill Woods, Inc., Burnt Store Marina, Inc., Gulf Coast Credit Corporation, Southern Woods, Incorporated, Punta Gorda Isles, Inc., Deep Creek Utilities, Inc., Burnt Store Utilities, Inc., and Sugarmill Woods Sales, Inc. (filed as Exhibit 4(i) to Registrant's Form 8-K on November 1, 1995 and incorporated herein by reference).

4.16 Note and Loan Document Purchase Agreement dated as of October 12, 1995 by First Union National Bank of Florida, PGIP, L.L.C., PGI Incorporated, Sugarmill Woods, Inc., Burnt Store Marina, Inc., and Gulf Coast Credit Corporation (filed as
        Exhibit 4 (ii) to Registrant's Form 8-K on November 1, 1995 and incorporated herein by reference).

4.17 Note Purchase and Loan Transaction dated as of March 28, 1996, by First Union National Bank of Florida, PGIP, LLC, PGI
        Incorporated, Sugarmill Woods, Inc., Burnt Store Marina, Inc. and Gulf Coast Credit Corporation (filed as Exhibit 4.17 to Registrant's Form 10-KSB/A dated August 27, 1997, and incorporated herein by reference).

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

10.6 Option Agreement For Sale and Purchase dated January 31, 1997, between Sugarmill Woods, Inc., Love-PGI Partners, L.P., and The Nature Conservancy (filed as Exhibit 10.6 to Registrant's Form 10-KSB/A dated August 27, 1997 and incorporated herein by reference).

10.7 First Amendment to Option Agreement for Sale and Purchase dated August 25, 1997 between Sugarmill Woods, Inc., Love-PGI Partners, L.P., and The Nature Conservancy (filed as part of Appendix B to Registrant's Proxy Statement dated December 8, 1997 and incorporated herein by reference).

10.8 Second Amendment to Option Agreement for Sale and Purchase dated September 29, 1997 between Sugarmill Woods, Inc., Love-PGI Partners, L.P., and The Nature Conservancy (filed as part of Appendix B to Registrant's Proxy Statement dated December 8, 1997 and incorporated herein by reference).

11.     See Note 19 to the consolidated financial statements.

12.     Inapplicable.

13.     Inapplicable.

16. Coopers and Lybrand's letter to the SEC dated February 9, 1995 (filed as Exhibit 16 to the Registrant's Form 8-K dated
        February 9, 1995 and incorporated herein by reference).


18.     Inapplicable.

19.     Inapplicable.

21.     Subsidiaries of the Registrant, filed herein.

22.     Inapplicable.

23.     Inapplicable.

27.     Financial Data Schedule, filed herein.