Form 10QSB
period 1999-03-31
PGI INC
filed 1999-05-14
CIK 81157

                   PGI INCORPORATED AND SUBSIDIARIES

                U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                             FORM 10 - QSB

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the quarterly period ended    March 31, 1999
                                    --------------------
                                   OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    ---------------

     Commission File Number        1-6471
                           ----------------------

     PGI INCORPORATED
     -------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

                 FLORIDA                       59-0867335
     -------------------------------       -------------------
     (State or other jurisdiction of        (I.R.S. Employer
     incorporation or organization)        Identification No.)

     212 SOUTH CENTRAL, SUITE 100, ST. LOUIS, MISSOURI 63105
     -------------------------------------------------------------------
     (Address of principal executive offices)

     (314) 512-8650
     -------------------------------------------------------------------
     (Issuer's telephone number)

     -------------------------------------------------------------------
     (Former Name, Former Address and Former Fiscal year, if changed since last report)

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 14, 1999 there were 5,317,758 shares of the Registrant's common stock outstanding.

     Transitional Small Business Disclosure Format (Check one):
          Yes     No  X
              ---    ---

                    PGI INCORPORATED AND SUBSIDIARIES

                             FORM  10 - QSB
                  For the Quarter Ended March 31, 1999

                            Table of Contents
                            -----------------
                                                                Form  10 - QSB
                                                                    Page No.
                                                                --------------

PART I    Financial Information

      Item 1  Financial Statements
              Consolidated Statements of Financial Position
                March 31, 1999 and December 31, 1998                  3
              Consolidated Statements of Operations
                Three Months Ended March 31, 1999 and 1998            4
              Condensed Consolidated Statements of Cash Flows
                Three Months Ended March 31, 1999 and 1998            5
              Notes to Consolidated Financial Statements
                For Form 10 - QSB                                   6 - 11

      Item 2  Mangement's Discussion and Analysis of Financial
                Condition and Results of Operations                12 - 16


PART II   Other Information

      Item 1  Legal Proceedings                                       17

      Item 2  Changes in Securities                                   17

      Item 3  Defaults Upon Senior Securities                         17

      Item 4  Submission of Matters to a Vote of Security
                Holders                                               17

      Item 5  Other Information                                       17

      Item 6  Exhibits and Reports on Form 8 - K                      17


SIGNATURES                                                            18

                        PGI INCORPORATED AND SUBSIDIARIES

Part I            Financial Information
          Item 1  Financial Statements

                      CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                   ($ in thousands)
                                                                   March 31,       December 31,
                                                                     1999              1998
                                                                     ----              ----
ASSETS
      Cash and cash equivalents                                    $     72          $    161
      Restricted cash                                                 1,863             1,903
      Receivables on real estate sales - net                             91                97
      Other receivables                                                  46                52
      Land and improvement inventories                                  889               889
      Property and equipment - net                                        1                 1
      Other assets                                                      160               156
                                                                   --------          --------
                                                                   $  3,122          $  3,259
                                                                   ========          ========
LIABILITES
      Accounts payable                                             $     46          $     26
      Other liabilities                                               1,167             1,218
      Accrued interest:
         Primary lender                                                  11                22
         Debentures                                                  10,103             9,715
         Other                                                        1,683             1,654
      Credit agreements -
         Primary lender                                               1,000             1,000
         Notes and mortgages payable                                  1,198             1,198
      Convertible subordinated
         debentures payable                                           9,059             9,059
      Convertible debentures payable                                  1,500             1,500
                                                                   --------          --------
                                                                   $ 25,767          $ 25,392
                                                                   --------          --------
      Commitments and contingencies

STOCKHOLDERS' EQUITY
      Preferred stock, par value $1.00 per share;
         authorized 5,000,000 shares; 2,000,000
         Class A cumulative convertible shares issued
         and outstanding; (liquidation preference of $4.00
         per share or $8,000,000)                                     2,000             2,000
      Common stock, par value $.10 per share;
         authorized 25,000,000 shares; 5,317,758
         shares issued and outstanding                                  532               532
      Paid in capital                                                13,498            13,498
      Accumulated deficit                                           (38,675)          (38,163)
                                                                   --------          --------
                                                                    (22,645)          (22,133)
                                                                   --------          --------
                                                                   $  3,122          $  3,259
                                                                   ========          ========

See accompanying notes to consolidated financial statements for Form 10 - QSB.

                        PGI INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                    ($ in thousands)
                                       (Unaudited)
                                                                         Three Months Ended
                                                                     ---------------------------
                                                                     March 31,         March 31,
                                                                       1999              1998
                                                                       ----              ----
REVENUES
      Interest income                                                    20                 4
      Other income                                                        3                89
                                                                      -----             -----
                                                                         23                93
                                                                      -----             -----

COSTS AND EXPENSES
      Selling expenses                                                    1                 5
      General & administrative expenses                                  73               212
      Interest                                                          449               669
      Other expenses                                                     12                75
                                                                      -----             -----
                                                                        535               961
                                                                      -----             -----
NET INCOME (LOSS)                                                     $(512)            $(868)
                                                                      =====             =====

NET INCOME (LOSS) PER SHARE <F*>
      Primary and fully diluted                                       $(.13)            $(.19)
                                                                      =====             =====

<F*> Considers the effect of cumulative preferred dividends in arrears for the three months ended March 31, 1999 and 1998.

See accompanying notes to consolidated financial statements for form 10 - QSB.

                        PGI INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    ($ in thousands)
                                       (Unaudited)
                                                                         Three Months Ended
                                                                         ------------------
                                                                     March 31,         March 31,
                                                                       1999              1998
                                                                       ----              ----
Net cash (used in) operating activities                                $(90)            $(185)
                                                                       ----             -----

Cash flows from financing activities:
      Proceeds from notes receivable                                      1                 -
      Proceeds from borrowings                                            -               196
      Principal payments on debt                                          -               (10)
                                                                       ----             -----
      Net cash provided by financing
         activities                                                       1               186
                                                                       ----             -----

Net increase (decrease) in cash                                         (89)                1

Cash at beginning of period                                             161                 2
                                                                       ----             -----

Cash at end of period                                                  $ 72             $   3
                                                                       ====             =====

See accompanying notes to consolidated financial statements for Form 10 - QSB.

                  PGI INCORPORATED AND SUBSIDIARIES

     Notes to Consolidated Financial Statements

(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all disclosures necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The Company's independent accountants included an explanatory paragraph regarding the Company's ability to continue as a going concern in their opinion on the Company's consolidated financial statements for the year ended December 31, 1998.

     The Company remains in default under the indentures governing its convertible unsecured subordinated debentures and in default of its primary debt obligations. A significant payment on the primary debt obligation occurred with the sale of the undeveloped land in Citrus County upon closing May 13, 1998. (See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 9 and 10 to the Company's consolidated financial statements for the year ended December 31, 1998, as contained in the Company's Annual Report on Form
     10 - KSB).

     All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the three months ended March 31, 1999 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 1999 or any other interim period.

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

(3)  Per Share Data

     Primary per share amounts are computed by dividing net income
     (loss), after considering cumulative dividends in arrears on the Company's preferred stock, by the average number of common shares and common stock equivalents outstanding. For this purpose, the Company's cumulative convertible preferred stock, convertible subordinated debentures and collateralized convertible debentures are not deemed to be common stock equivalents, but outstanding vested stock options are considered as such. However, under the treasury stock method, no vested stock options were assumed to be exercised, and therefore no common stock equivalents existed, for the calculation of primary per

                  PGI INCORPORATED AND SUBSIDIARIES

     share amounts for the three months ended March 31, 1999 and 1998. The average number of common shares outstanding for the three months ended March 31, 1999 and 1998 was 5,317,758.

     Fully diluted per share amounts are computed by dividing net income (loss) by the average number of common shares outstanding, after adjusting both for the estimated effects of the assumed exercise of stock options and the assumed conversion of all cumulative convertible preferred stock, convertible subordinated debentures and collateralized convertible debentures into shares of common stock. For the three months ended March 31, 1999 and 1998, no stock options were assumed to be exercised and the effect of the assumed exercise of stock options and the assumed conversion of all cumulative convertible preferred stock, convertible subordinated debentures and collateralized convertible debentures would have been anti-dilutive.

     The following is a summary of the calculations used in computing basic and diluted income (loss) per share for the three months ended March 31, 1999 and 1998:

                                                                     Three Months Ended
                                                                     ------------------
                                                                  March 31,        March 31,
                                                                    1999             1998
                                                                    ----             ----
     Net Loss                                                     (512,000)         (868,000)
     Preferred Dividends                                          (160,000)         (160,000)
                                                                 ---------        ----------
     Loss Available to Common
      Shareholders                                                (672,000)       (1,028,000)
                                                                 =========        ==========

     Weighted Amount of Shares
      Outstanding                                                5,317,758         5,317,758
     Basic and Diluted Loss Per
       Share                                                          (.13)             (.19)

                 PGI INCORPORATED AND SUBSIDIARIES

(4)  Statement of Cash Flows

     The Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows", which requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. Interest paid for the three months ended March 31, 1999 and 1998 was $43,000 and $12,000 respectively.

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

(6)  Receivables on Real Estate Sales

     Net receivables on real estate sales consisted of:

                                                                    March 31,       December 31,
                                                                      1999              1998
                                                                      ----              ----
                                                                        ($ in thousands)
     Contracts receivable on homesite sales                          $ 638             $ 644
     Other                                                              83                84
                                                                     -----             -----
                                                                       721               728
     Less:  Allowance for cancellations                               (630)             (631)
                                                                     -----             -----
                                                                     $  91             $  97
                                                                     =====             =====

(7)  Land and Improvements

     Land and improvement inventories consisted of:

                                                                    March 31,       December 31,
                                                                      1999              1998
                                                                      ----              ----
                                                                        ($ in thousands)
     Unimproved land                                                  $613              $613
     Fully improved land                                               276               276
                                                                      ----              ----
                                                                      $889              $889
                                                                      ====              ====

             PGI INCORPORATED AND SUBSIDIARIES

(8)  Property and Equipment

     Property and equipment consisted of:

                                                                    March 31,       December 31,
                                                                      1999              1998
                                                                      ----              ----
                                                                        ($ in thousands)
     Furniture, fixtures and other equipment                          $ 93              $ 93
     Less:  Accumulated depreciation                                   (92)              (92)
                                                                      ----              ----
                                                                      $  1              $  1
                                                                      ====              ====

(9)  Other Assets

     Other assets consisted of:

                                                                    March 31,       December 31,
                                                                      1999              1998
                                                                      ----              ----
                                                                        ($ in thousands)
     Deposit with Trustee of 6-1/2% debentures                        $139              $138
     Other                                                              21                18
                                                                      ----              ----
                                                                      $160              $156
                                                                      ====              ====

(10) Other Liabilities

     Other liabilities consisted of:

                                                                    March 31,       December 31,
                                                                      1999              1998
                                                                      ----              ----
                                                                        ($ in thousands)
     Accrued property taxes
        -  current                                                   $   37            $   32
        -  delinquent                                                   639               675
     Other accrued expenses                                             310               328
     Deposits, advances and escrows                                     174               174
     Estimated recourse liability for
        receivables sold                                                  7                 9
                                                                     ------            ------
                                                                     $1,167            $1,218
                                                                     ======            ======

             PGI INCORPORATED AND SUBSIDIARIES

(11) Primary Lender Credit Agreements, Notes and Mortgages Payable and Convertible Subordinated Debentures Payable

     Credit agreements with the Company's primary lender and notes and mortgages payable consisted of the following:

                                                                         March 31,       December 31,
                                                                           1999              1998
                                                                           ----              ----
                                                                             ($ in thousands)
     Credit agreements - primary lender:
       (maturing July 8, 1997, bearing interest
         at prime plus 5%):                                              $ 1,000           $ 1,000
     Notes and mortgages payable - $1,176,000
        bearing interest at prime plus 2%                                  1,198             1,198
                                                                         -------           -------

     Convertible subordinated debentures payable:

        At 6-1/2% interest; due June 1991;
         convertible into shares of common stock
         at $18.00 per share                                               1,034             1,034
        At 6% interest; due May 1, 1992; convertible
         into shares of common stock at $19.50 per
         share                                                             8,025             8,025
                                                                         -------           -------
                                                                         $ 9,059           $ 9,059
                                                                         -------           -------
     Collateralized convertible debentures payable:

        At 14% interest; due July 8, 1997, convertible
         into shares of common stock at $1.72 per
         share                                                             1,500             1,500
                                                                         -------           -------
                                                                         $12,757           $12,757
                                                                         =======           =======

(12) Real Estate Sales and Other Income

     There were no real estate sales for the three months ended March 31, 1999 and 1998.

     Other income for the three months ended March 31, 1999 and 1998 consisted of:

                                                                             Three Months Ended
                                                                             ------------------
                                                                         March 31,         March 31,
                                                                           1999              1998
                                                                           ----              ----
                                                                              ($ in thousands)
     Commission income                                                      $ -               $79
     Other income                                                             3                10
                                                                            ---               ---
                                                                            $ 3               $89
                                                                            ===               ===

                 PGI INCORPORATED AND SUBSIDIARIES

(13) Commitments and Contingencies

     The aggregate outstanding balances of all receivables sold and exchanged with recourse totaled $41,000 and $48,000 at March 31, 1999 and December 31, 1998, respectively. Based on its collection experience with such receivables, the Company maintained allowances at March 31, 1999 and December 31, 1998, classified in other liabilities, of $7,000 and $9,000 respectively for the recourse provisions related to all receivables sold.

(14) Income Taxes

     Effective January 1, 1993 the Company adopted Statement of
     Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires a change from the deferred method to the asset and liability method of accounting for income taxes.

     At December 31, 1998, the Company had an operating loss carryforward of approximately $34,000,000 to reduce future taxable income. These operating losses expire at various dates through 2012.

     The following summarizes the temporary differences of the Company at December 31, 1998 at the current statutory rate:

     Deferred tax asset:
         Net operating loss carryforward                   $ 12,580,000
         Adjustments to reduce land to net
            realizable value                                     12,000
         Expenses capitalized under IRC 263(a)                   56,000
         ITC carryforward                                       215,000
         Valuation allowance                                (12,691,000)
                                                           ------------
                                                                172,000
     Deferred tax liability
         Basis difference of land and improvement
            inventories                                         172,000
                                                           ------------
         Net deferred tax asset                            $          0
                                                           ============

                 PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note

     Readers should understand as they read this report that the Company is not presently pursuing its core business. The reason that the Company is no longer pursuing its core business is set forth with more particularity below.

     During the fiscal year ended December 31, 1996, the Company's business focus and emphasis changed substantially as it concentrated its sales and marketing efforts almost exclusively on the disposition in bulk of its undeveloped, platted, residential real estate. This change was prompted by its continuing financial difficulties due to the principal and interest owed on its debt and management's conclusion that a bulk sale was the best way to reduce the Company's debt service obligations. The sale of this undeveloped land occurred on May 13, 1998, its remaining inventory now consists if undeveloped commercial property. The Company intends to make a decision as to whether it will pursue the development and sale of the commercial property in accordance with its traditional core business plans or whether it will attempt to sell such property in bulk. That decision will depend, in part, on whether the Company believes it can generate more revenue by developing and selling individual commercial properties or by selling in bulk.

     On January 31, 1997, Sugarmill Woods, Inc., a Florida corporation and a wholly-owned subsidiary of the Company, and Love-PGI Partners, L.P. ("L-PGI") (collectively as "Seller"), entered into an Option Agreement For Sale and Purchase ("Sale Agreement") with The Nature Conservancy, Inc., and unrelated nonprofit District of Columbia corporation ("Purchaser"), for the sale of and purchase of approximately 5,240 shares of certain undeveloped real estate located in Citrus County and Hernando County, Florida ("Property"). Approximately 4,890 acres of the Property was owned by the Company, and 350 acres was owned by L-PGI.

     Shareholder approval of the sale was obtained at the Annual
Meeting of the Company on December 22, 1997. The Company consummated the transaction on May 13, 1998.

Results of Operations

     Revenues for the first three months of 1999 decreased by $70,000 to $23,000 from $93,000 for the comparable 1998 period due to the sale of the Sugarmill Woods Sales business in September of 1998. A net loss of $512,000 was incurred for the first three months of 1999 compared to a net loss of $868,000 for the first three months of 1998. The net loss decreased by $356,000 mainly as a result of substantially less outstanding debt in the first quarter of 1999 than in 1998 because of the bulk acreage sale in May 1998 and pay down of debts. After consideration of cumulative preferred dividends in arrears, totaling $160,000 for each of the three months ended March 31, 1999 and 1998 ($.05 per share of common stock), net losses per share of $.13 and $.19, respectively, were reported for the three month periods ended March 31, 1999 and 1998.

                 PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     On March 28, 1996, the Company's primary lender, First Union National Bank of Florida, a national banking association ("First Union") assigned to PGIP L.L.C., a Missouri limited liability company ("PGIP") all of First Union's right, title and primary credit agreements with the Company and the Company's subsidiaries, Sugarmill Woods, Inc., Burnt Store Marina, Inc. and Gulf Coast Credit Corporation (collectively, the "Borrowers"), which credit agreements are in default and the maturity of the indebtedness secured thereby has been accelerated.

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

     There were no real estate sales for the three months ended March 31, 1999 and 1998.

     Other income for the three months ended March 1999 and 1998 consisted of:

                                             Three Months Ended
                                             ------------------
                                         March 31,         March 31,
                                           1999              1998
                                           ----              ----
                                              ($ in thousands)

     Commission income                     $ -               $79
     Other income                            3                10
                                           ---               ---
                                           $ 3               $89
                                           ===               ===

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

     The remaining acreage of the Company mainly consists of 370 acres located in Hernando County, Florida. The Company believes that the Retained Acreage may in the future prove to be of greater value than the property sold because the Retained Acreage's ratio of acreage to frontage on the proposed Suncoast Expressway is greater than the sold property's ratio and because of the proximity of the Retained Acreage to the proposed Suncoast Expressway and the planned interchange between the Suncoast Expressway and Highway 98. The Company acknowledges that the completion of the highway improvements could reasonably be expected to increase materially the value of the Property. The Company fully recognizes, however, that completion of the Suncoast Expressway, if it ever occurs, is still more than five years away, and that any information or projections of enhanced values are purely speculative.

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

     Cash used in operating activities for the three months ended March 31, 1999 was $90,000 compared to cash used of $185,000 for the comparable 1998 period. During the first three months of 1999, financing activities provided $1,000 in cash flow from notes receivable proceeds.

Analysis of Financial Condition

     Assets totaled $3.1 million at March 31, 1999 compared to $3.3 million at December 31, 1998, reflecting the following changes:

                                                 March 31,        December 31,        Increase
                                                   1999              1998            (Decrease)
                                                   ----              ----            ----------
                                                               ($ in thousands)
     Cash and cash equivalents                    $   72            $  161             $ (89)
     Restricted cash                               1,863             1,903               (40)
     Receivables                                     137               149               (12)
     Land and improvement
       inventories                                   889               889                 -
     Net property and equipment                        1                 1                 -
     Other assets                                    160               156                 4
                                                  ------            ------             -----
                                                  $3,122            $3,259             $(137)
                                                  ======            ======             =====

             PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Liabilities were $25.8 million at March 31, 1999 compared to $25.4 million at December 31, 1998 reflecting the following changes among categories:

                                                 March 31,        December 31,        Increase
                                                   1999              1998            (Decrease)
                                                   ----              ----            ----------
                                                               ($ in thousands)
     Accounts payable                            $    46           $    26            $   20
     Other liabilities                             1,167             1,218               (51)
     Accrued interest                             11,797            11,391               406
     Credit agreements -
       primary lender                              1,000             1,000                 -
     Notes and mortgages payable                   1,198             1,198                 -
     Convertible subordinated
       debentures payable                          9,059             9,059                 -
     Convertible debentures
       payable                                     1,500             1,500                 -
                                                 -------           -------            ------
                                                 $25,767           $25,392            $  375
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

     The Company remains in default of the entire principal plus interest on its convertible subordinated debentures. The amounts due are as indicated in the following table:

                                                                         March 31, 1999
                                                                         --------------
                                                                   Principal           Unpaid
                                                                   Amount Due         Interest
                                                                   ----------         --------
                                                                         ($ in thousands)
      Convertible subordinated debentures due
         June 1, 1991                                                $1,034            $  629
      Convertible subordinated debentures due
         May 1, 1992                                                  8,025             5,381
                                                                     ------            ------
                                                                     $9,059            $6,010
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

     The Company has no material third party relationships with vendors which would require year 2000 modifications, does not own or operate any building, and had no other major information technology system with imbedded technology.

                 PGI INCORPORATED AND SUBSIDIARIES

PART II Other Information

Item 1  Legal Proceedings

     In 1994, the Citrus County Tax Assessor denied agricultural exemption status for the undeveloped Sugarmill Woods property and the Company was forced to sue the County to reclaim the tax benefit. In 1995, the Citrus County Tax Assessor again denied agricultural exemption status for the undeveloped Sugarmill Woods property, but was overruled by the Value Adjustment Board. As a result, the Tax Assessor sued Sugarmill Woods, and was again successful in denying the agricultural exemption for the property. The Company won on appeal, but the Tax Assessor appealed to the Supreme Court of Florida to reinstate the exemption. On April 1, 1999, the Supreme Court of Florida issued their opinion in favor of Sugarmill Woods, Inc. A motion has been filed to recover permissible expenses incurred in litigating the case. A hearing will be held to settle recoverable costs and application of the decision to subsequent years taxes. There remains a restricted escrow of $557,000 for payment of the taxes.

Item 2  Changes in Securities

     Not applicable.

Item 3  Defaults Upon Senior Securities

     See discussion in Item 2 with respect to defaults on the Company's convertible subordinated debentures and collateralized convertible debentures, which discussion is incorporated herein by this reference.

Item 4  Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5  Other Information

     Not applicable.

Item 6  Exhibits and Reports on Form 8 - K

     (a) Exhibits - reference is made to the Exhibit Index contained on page 19 herein for a list of exhibits filed under this Item.

     (c) No report on Form 8 - K was filed during the quarter ended March 31, 1999.

              PGI INCORPORATED AND SUBSIDIARIES


                         SIGNATURES

     In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


          PGI INCORPORATED
      ------------------------
           (Registrant)

Date:   May 14, 1999             /s/ Laurence A. Schiffer
      ------------------         --------------------------
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