Form 10QSB
period 1999-06-30
PGI INC
filed 1999-08-13
CIK 81157

                   PGI INCORPORATED AND SUBSIDIARIES

                U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                             FORM 10 - QSB

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended     June 30, 1999
                                   -------------------------------------
                                 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

      For the transition period from               to
                                    --------------    ------------------
      Commission File Number         1-6471
                            --------------------------------------------

      PGI INCORPORATED
      ------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

                  FLORIDA                         59-0867335
      -------------------------------         --------------------------
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

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 13, 1999 there were 5,317,758 shares of the Registrant's common stock outstanding.

     Transitional Small Business Disclosure Format (Check one):
          Yes       No   X
              -----    -----


                             PGI INCORPORATED AND SUBSIDIARIES

                                      FORM  10 - QSB
                            For the Quarter Ended June 30, 1999
                                     Table of Contents
                                     -----------------


                                                                                Form  10 - QSB
                                                                                   Page No.
                                                                                --------------
PART I      Financial Information

      Item 1      Financial Statements
                  Consolidated Statements of Financial Position
                     June 30, 1999 and December 31, 1998                              3
                  Consolidated Statements of Operations
                     Three and Six Months Ended June 30, 1999 and 1998                4
                  Condensed Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 1999 and 1998                          5
                  Notes to Consolidated Financial Statements
                     For Form 10 - QSB                                              6 - 11

      Item 2      Mangement's Discussion and Analysis of Financial
                     Condition and Results of Operations                           12 - 16


PART II     Other Information

      Item 1      Legal Proceedings                                                   17

      Item 2      Changes in Securities                                               17

      Item 3      Defaults Upon Senior Securities                                     17

      Item 4      Submission of Matters to a Vote of Security Holders                 17

      Item 5      Other Information                                                   17

      Item 6      Exhibits and Reports on Form 8 - K                                  17


SIGNATURES                                                                            18


                              PGI INCORPORATED AND SUBSIDIARIES


Part I       Financial Information
     Item 1  Financial Statements

                        CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                      ($ in thousands)
                                                                      June 30,     December 31,
                                                                        1999           1998
                                                                        ----           ----
ASSETS
      Cash and cash equivalents                                       $     12       $    161
      Restricted cash                                                    1,828          1,903
      Receivables on real estate sales - net                                89             97
      Other receivables                                                     45             52
      Land and improvement inventories                                     886            889
      Property and equipment - net                                           1              1
      Other assets                                                         164            156
                                                                      --------       --------
                                                                      $  3,025       $  3,259
                                                                      ========       ========
LIABILITES
      Accounts payable                                                $     51       $     26
      Other liabilities                                                  1,169          1,218
      Accrued interest:
             Primary lender                                                 11             22
             Debentures                                                 10,501          9,715
             Other                                                       1,711          1,654
      Credit agreements -
             Primary lender                                              1,000          1,000
             Notes and mortgages payable                                 1,198          1,198
      Convertible subordinated
             debentures payable                                          9,059          9,059
      Convertible debentures payable                                     1,500          1,500
                                                                      --------       --------
                                                                      $ 26,200       $ 25,392
                                                                      --------       --------
      Commitments and contingencies

STOCKHOLDERS' EQUITY
      Preferred stock, par value $1.00 per share;
         authorized 5,000,000 shares; 2,000,000
         Class A cumulative convertible shares issued
         and outstanding; (liquidation preference of $4.00
         per share or $8,000,000)                                        2,000          2,000
      Common stock, par value $.10 per share;
         authorized 25,000,000 shares; 5,317,758
         shares issued and outstanding                                     532            532
      Paid in capital                                                   13,498         13,498
      Accumulated deficit                                              (39,205)       (38,163)
                                                                      --------       --------
                                                                       (23,175)       (22,133)
                                                                      --------       --------
                                                                      $  3,025       $  3,259
                                                                      ========       ========



See accompanying notes to consolidated financial statements for Form 10 - QSB.

                              PGI INCORPORATED AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                      ($ in thousands)
                                         (Unaudited)

                                                    Three Months Ended      Six Months Ended
                                                    ------------------      ----------------
                                                   June 30,   June 30,    June 30,    June 30,
                                                     1999       1998        1999        1998
                                                     ----      ------      ------      ------
REVENUES
    Real estate sales                                   -      13,447           -      13,447
    Interest income                                    11           3          31           7
    Other income                                       15       1,232          18       1,321
                                                     ----      ------      ------      ------
                                                       26      14,682          49      14,775
                                                     ----      ------      ------      ------

COSTS AND EXPENSES
    Costs of real estate sales                          -       8,427           -       8,427
    Selling expenses                                    4          10           5          15
    General & administrative expenses                  92         131         165         343
    Interest                                          458         596         907       1,265
    Other expenses                                      2          98          14         173
                                                     ----      ------      ------      ------
                                                      556       9,262       1,091      10,223
                                                     ----      ------      ------      ------
NET INCOME (LOSS) BEFORE                             (530)      5,420      (1,042)      4,552
  INCOME TAX
PROVISION FOR INCOME TAX                                -         104           -         104
                                                     ----      ------      ------      ------
NET INCOME (LOSS)                                    (530)      5,316      (1,042)      4,448
                                                     ====      ======      ======      ======
NET INCOME (LOSS) PER SHARE <F*>                     (.13)        .97        (.26)        .78
                                                     ====      ======      ======      ======
    Primary and fully diluted

<F*> Considers the effect of cumulative preferred dividends in arrears for the three and six months ended June 30, 1999 and 1998.


See accompanying notes to consolidated financial statements for Form 10 - QSB.

                              PGI INCORPORATED AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      ($ in thousands)
                                         (Unaudited)

                                                                             Six Months Ended
                                                                             ----------------
                                                                           June 30,    June 30,
                                                                             1999        1998
                                                                             ----        ----
Net cash provided by (used in) operating activities                         $(151)     $ 7,764
                                                                            -----      -------

Cash flows from financing activities:
      Proceeds from notes receivable                                            2            -
      Proceeds from borrowings                                                  -           31
      Principal payments on debt                                                -       (7,538)
                                                                            -----      -------
      Net cash provided by (used in) financing
         activities                                                             2       (7,507)
                                                                            -----      -------

Net increase (decrease) in cash                                              (149)         257

Cash at beginning of period                                                   161            2
                                                                            -----      -------

Cash at end of period                                                       $  12      $   259
                                                                            =====      =======



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

     All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the three and six months ended June 30, 1999 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 1999 or any other interim period.

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

(3)  Per Share Data

     Primary per share amounts are computed by dividing net income
     (loss), after considering cumulative dividends in arrears on the Company's preferred stock, by the average number of common shares and common stock equivalents outstanding. For this purpose, the Company's cumulative convertible preferred stock, convertible subordinated debentures and collateralized convertible debentures are not deemed to be common stock equivalents, but outstanding vested stock options are considered as such. However, under the treasury stock method, no vested stock options were assumed to be exercised, and therefore no common stock equivalents existed, for the calculation of primary per

                   PGI INCORPORATED AND SUBSIDIARIES

     share amounts for the six months ended June 30, 1999 and 1998.
     The average number of common shares outstanding for the six months ended June 30, 1999 and 1998 was 5,317,758.

     Fully diluted per share amounts are computed by dividing net income (loss) by the average number of common shares outstanding, after adjusting both for the estimated effects of the assumed exercise of stock options and the assumed conversion of all cumulative convertible preferred stock, convertible subordinated debentures and collateralized convertible debentures into shares of common stock. For the six months ended June 30, 1999 and 1998, no stock options were assumed to be exercised and the effect of the assumed exercise of stock options and the assumed conversion of all cumulative convertible preferred stock, convertible subordinated debentures and collateralized convertible debentures would have been anti-dilutive.

     The following is a summary of the calculations used in computing basic and diluted income (loss) per share for the three and six months ended June 30, 1999 and 1998:

                                        Three Months Ended            Six Months Ended
                                        ------------------            ----------------
                                     June 30,       June 30,     June 30,         June 30,
                                       1999           1998         1999             1998
                                       ----           ----         ----             ----
Net Income (Loss)                    (530,000)     5,316,000    (1,042,000)      4,448,000
Preferred Dividends                  (160,000)      (160,000)     (320,000)       (320,000)
                                     --------      ---------    ----------       ---------
Income (Loss) Available to
  Common Shareholders                (690,000)     5,156,000    (1,362,000)      4,128,000
                                     ========      =========    ==========       =========

Weighted Amount of Shares
  Outstanding                       5,317,758      5,317,758     5,317,758       5,317,758
Basic and Diluted Loss Per
  Share                                  (.13)           .97          (.26)            .78

                   PGI INCORPORATED AND SUBSIDIARIES

(4)  Statement of Cash Flows

     The Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows", which requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. Interest paid for the six months ended June 30, 1999 and 1998 was $75,000 and $190,000 respectively.

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

(6)  Receivables on Real Estate Sales

     Net receivables on real estate sales consisted of:

                                                June 30,  December 31,
                                                  1999        1998
                                                  ----        ----
                                                  ($ in thousands)
     Contracts receivable on homesite sales      $ 624       $ 644
     Other                                          84          84
                                                 -----       -----
                                                   708         728
     Less:  Allowance for cancellations           (619)       (631)
                                                 -----       -----
                                                 $  89       $  97
                                                 =====       =====

(7)  Land and Improvements

     Land and improvement inventories consisted of:


                                                June 30,  December 31,
                                                  1999        1998
                                                  ----        ----
                                                  ($ in thousands)
     Unimproved land                             $ 613       $ 613
     Fully improved land                           273         276
                                                 -----       -----
                                                 $ 886       $ 889
                                                 =====       =====

PAGE>

                        PGI INCORPORATED AND SUBSIDIARIES

(8)  Property and Equipment

     Property and equipment consisted of:

                                                       June 30,               December 31,
                                                         1999                    1998
                                                         ----                    ----
                                                               ($ in thousands)
      Furniture, fixtures and other equipment           $    93                 $    93
      Less:  Accumulated depreciation                       (92)                    (92)
                                                        -------                 -------
                                                        $     1                 $     1
                                                        =======                 =======

(9)  Other Assets

     Other assets consisted of:

                                                        June 30,              December 31,
                                                          1999                    1998
                                                          ----                    ----
                                                               ($ in thousands)
      Deposit with Trustee of 6-1/2% debentures         $   141                 $   138
      Other                                                  23                      18
                                                        -------                 -------
                                                        $   164                 $   156
                                                        =======                 =======

(10) Other Liabilities

     Other liabilities consisted of:

                                                        June 30,              December 31,
                                                          1999                    1998
                                                          ----                    ----
                                                                ($ in thousands)
      Accrued property taxes
        -  current                                      $    15                 $    32
        -  delinquent                                       661                     675
      Other accrued expenses                                316                     328
      Deposits, advances and escrows                        171                     174
      Estimated recourse liability for
        receivables sold                                      6                       9
                                                        -------                 -------
                                                        $ 1,169                 $ 1,218
                                                        =======                 =======

                 PGI INCORPORATED AND SUBSIDIARIES

(11) Primary Lender Credit Agreements, Notes and Mortgages Payable and Convertible Subordinated Debentures Payable

     Credit agreements with the Company's primary lender and notes and mortgages payable consisted of the following:

                                                        June 30,              December 31,
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
                                                        =======                 =======

(12) Real Estate Sales and Other Income

     Real Estate Sales and Costs of Sales consisted of:

                                                             Three Months Ended                  Six Months Ended
                                                             ------------------                  ----------------
                                                          June 30,        June 30,           June 30,        June 30,
                                                            1999            1998               1999            1998
                                                            ----            ----               ----            ----
                                                             ($ in thousands)                    ($ in thousands)
      Sales - Acreage in Bulk                                   -         $13,447                  -          $13,447
                                                           ======         =======             ======          =======

      Cost of Sales-Acreage in Bulk                             -         $ 8,427                  -          $ 8,427
                                                           ======         =======             ======          =======

                    PGI INCORPORATED AND SUBSIDIARIES

(12) con't
     Other income consisted of:

                                                           Three Months Ended                    Six Months Ended
                                                           ------------------                    ----------------
                                                        June 30,          June 30,           June 30,          June 30,
                                                          1999              1998               1999              1998
                                                          ----              ----               ----              ----
                                                             ($ in thousands)                     ($ in thousands)
      Commission income                                   $  -             $   88              $  -            $  167
      Reduction of previously
        accrued property taxes                               -                248                 -               248
      Debt release settlement                                -                870                 -               870
      Other income                                          15                 26                18                36
                                                          ----             ------              ----            ------
                                                          $ 15             $1,232              $ 18            $1,321
                                                          ====             ======              ====            ======

(13) Commitments and Contingencies

     The aggregate outstanding balances of all receivables sold and exchanged with recourse totaled $37,000 and $48,000 at June 30, 1999 and December 31, 1998, respectively. Based on its collection experience with such receivables, the Company maintained allowances at June 30, 1999 and December 31, 1998, classified in other liabilities, of $6,000 and $9,000 respectively for the recourse provisions related to all receivables sold.

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

     The following summarizes the temporary differences of the Company at December 31, 1998 at the current statutory rate:

      Deferred tax asset:
         Net operating loss carryforward            $12,580,000
         Adjustments to reduce land to net
           realizable value                              12,000
         Expenses capitalized under IRC 263(a)           56,000
         ITC carryforward                               215,000
         Valuation allowance                        (12,691,000)
                                                    -----------
                                                        172,000
      Deferred tax liability
         Basis difference of land and improvement
           inventories                                  172,000
                                                    -----------
         Net deferred tax asset                     $         0
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

Results of Operations

     Revenues for the first six months of 1999 decreased by $14,726,000 to $49,000 from $14,775,000 for the comparable 1998 period primarily due to the sale of approximately 4,890 acres in May of 1998. A net loss of $1,042,000 was incurred for the first six months of 1999 compared to net income of $4,448,000 for the first six months of 1998. Expenses for the six months decreased by $9,132,000 as a result of substantially less outstanding debt in 1999 than in 1998 because of the bulk acreage sale and pay down of debts. After consideration of cumulative preferred dividends in arrears, totaling $320,000 for each of the six months ended June 30, 1999 and 1998 ($.10 per share of common stock), net income
(loss) per share of $(.26) and $.78, respectively, were reported for the six month periods ended June 30, 1999 and 1998.

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

     Real Estate Sales and Cost of Sales consisted of:

                                                            Three Months Ended                   Six Months Ended
                                                            ------------------                   ----------------
                                                          June 30,       June 30,             June 30,       June 30,
                                                            1999           1998                 1999           1998
                                                            ----           ----                 ----           ----
                                                             ($ in thousands)                    ($ in thousands)
      Sales - Acreage in Bulk                                   -         $13,447                   -         $13,447
                                                            =====         =======               =====         =======

      Cost of Sales - Acreage in Bulk                           -         $ 8,427                   -         $ 8,427
                                                            =====         =======               =====         =======

Other income consisted of:

                                                            Three Months Ended                   Six Months Ended
                                                            ------------------                   ----------------
                                                        June 30,          June 30,          June 30,          June 30,
                                                          1999              1998              1999              1998
                                                          ----              ----              ----              ----
                                                             ($ in thousands)                    ($ in thousands)
      Commission income                                  $    -            $   88            $    -            $  167
      Reduction of previously
        accrued property taxes                                -               248                 -               248
      Debt release settlement                                 -               870                 -               870
      Other income                                           15                26                18                36
                                                         ------            ------            ------            ------
                                                         $   15            $1,232            $   18            $1,321
                                                         ======            ======            ======            ======

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

     Cash used in operating activities for the six months ended June 30, 1999 was $151,000 compared to cash provided of $7,764,000 for the comparable 1998 period. During the first six months of 1999, financing activities provided $2,000 in cash flow from notes receivable proceeds.

                  PGI INCOPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Analysis of Financial Condition

     Assets totaled $3.0 million at June 30, 1999 compared to $3.3 million at December 31, 1998, reflecting the following changes:

                                                        June 30,       December 31,         Increase
                                                          1999             1998            (Decrease)
                                                          ----             ----            ----------
                                                                      ($ in thousands)
      Cash and cash equivalents                          $   12           $  161            $ (149)
      Restricted cash                                     1,828            1,903               (75)
      Receivables                                           134              149               (15)
      Land and improvement
        inventories                                         886              889                (3)
      Net property and equipment                              1                1                 -
      Other assets                                          164              156                 8
                                                         ------           ------            ------
                                                         $3,025           $3,259            $ (234)
                                                         ======           ======            ======


     Liabilities were $26.2 million at June 30, 1999 compared to $25.4 million at December 31, 1998 reflecting the following changes among categories:

                                                        June 30,       December 31,        Increase
                                                          1999             1998           (Decrease)
                                                          ----             ----           ----------
                                                                      ($ in thousands)
      Accounts payable                                  $    51           $    26           $   25
      Other liabilities                                   1,169             1,218              (49)
      Accrued interest                                   12,223            11,391              832
      Credit agreements -
        primary lender                                    1,000             1,000                -
      Notes and mortgages payable                         1,198             1,198                -
      Convertible subordinated
        debentures payable                                9,059             9,059                -
      Convertible debentures
        payable                                           1,500             1,500                -
                                                        -------           -------           ------
                                                        $26,200           $25,392           $  808
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

                 PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     The Company remains in default of the entire principal plus interest on its convertible subordinated debentures. The amounts due are as indicated in the following table:

                                                             June 30, 1999
                                                             -------------
                                                       Principal           Unpaid
                                                       Amount Due         Interest
                                                       ----------         --------
                                                            ($ in thousands)
      Convertible subordinated debentures due
        June 1, 1991                                     $1,034            $  647
      Convertible subordinated debentures due
        May 1, 1992                                       8,025             5,566
                                                         ------            ------
                                                         $9,059            $6,213
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

     (c) No report on Form 8-K was filed during the quarter ended
         June 30, 1999.

                 PGI INCORPORATED AND SUBSIDIARIES


                             SIGNATURES

     In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  PGI INCORPORATED
              -----------------------
                    (Registrant)

Date:   August 13, 1999          /s/Laurence A. Schiffer
      ------------------         --------------------------------

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