Form 10QSB
period 1999-09-30
PGI INC
filed 1999-11-15
CIK 81157

PAGE>

                   PGI INCORPORATED AND SUBSIDIARIES

                 U.S SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                             FORM 10 - QSB

(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended     September 30, 1999
                                       --------------------------

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the transition period from            to
                                       ----------    ------------------------
        Commission File Number     1-6471
                               ----------------------------------------------

        PGI INCORPORATED
        ---------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                   FLORIDA                                 59-0867335
        -----------------------------------------    ------------------------
        (State or other jurisdiction                    (I.R.S. Employer
        of incorporation                                Identification No.)

        212 SOUTH CENTRAL, SUITE 100, ST. LOUIS, MISSOURI  63105
        ---------------------------------------------------------------------
        (Address of principal executive offices)

        (314) 512-8650
        ---------------------------------------------------------------------
        (Issuer's telephone number)


        ---------------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal year, if changed since last report)

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X     No
                                          -----      -----

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 12, 1999 there were 5,317,758 shares of the Registrant's common stock outstanding.

        Transitional Small Business Disclosure Format (Check one):

               Yes           No   X
                   -----        -----

                              PGI INCORPORATED AND SUBSIDIARIES

                                        Form 10 - QSB
                          For the Quarter Ended September 30, 1999
                                      Table of Contents
                                      -----------------



                                                                                Form 10 - QSB
                                                                                   Page No.
                                                                                -------------
PART I            Financial Information

         Item 1   Financial Statements
                  Consolidated Statements of Financial Position
                        September 30, 1999 and December 31, 1998                      3

                  Consolidated Statements of Operations
                        Three and Nine Months Ended September 30, 1999
                        and 1998                                                      4

                  Condensed Consolidated Statements of Cash Flows
                        Nine Months Ended September 30, 1999 and 1998                 5

                  Notes to Consolidated Financial Statements for
                        Form 10 - QSB                                               6 - 12

         Item 2   Management's Discussion and Analysis of
                        Financial Condition and Results of Operations              13 - 18

PART II           Other Information

         Item 1   Legal Proceedings                                                   19

         Item 2   Changes in Securities                                               19

         Item 3   Defaults Upon Senior Securities                                     19

         Item 4   Submission of Matters to a Vote of Security Holders                 19

         Item 5   Other Information                                                   19

         Item 6   Exhibits and Reports on Form 8 - K                                  19

SIGNATURES                                                                            20


                                  PGI INCORPORATED AND SUBSIDIARIES

Part I       Financial Information
     Item 1  Financial Statements

                            CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                           ($ in thousands)


                                                                       September 30,      December 31,
                                                                           1999              1998
                                                                           ----              ----
ASSETS
   Cash and cash equivalents                                             $      3          $    161
   Restricted cash                                                          1,516             1,903
   Receivables on real estate sales - net                                      86                97
   Other receivables                                                           44                52
   Land and improvement inventories                                           886               889
   Property and equipment - net                                                 -                 1
   Other assets                                                               163               156
                                                                         --------          --------
                                                                         $  2,698          $  3,259
                                                                         ========          ========

LIABILITIES
   Accounts payable                                                      $     51          $     26
   Other liabilities                                                        1,193             1,218
   Accrued interest:
      Primary lender                                                           21                22
      Debentures                                                           10,907             9,715
      Other                                                                 1,741             1,654
   Credit agreements -
      Primary lender                                                          700             1,000
      Notes and mortgages payable                                           1,213             1,198
   Convertible subordinated
      debentures payable                                                    9,059             9,059
   Convertible debentures payable                                           1,500             1,500
                                                                         --------          --------
   Commitments and contingencies                                         $ 26,385          $ 25,392
                                                                         ========          ========


STOCKHOLDERS' EQUITY
   Preferred stock, par value $1.00 per share;
      authorized 5,000,000 shares; 2,000,000
      Class A cumulative convertible shares issued
      and outstanding; (liquidation preference of $4.00
      per share or $8,000,000)                                              2,000             2,000
   Common stock, par value $.10 per share;
      authorized 25,000,000 shares; 5,317,758
      shares issued and outstanding                                           532               532
   Paid in capital                                                         13,498            13,498
   Accumulated deficit                                                    (39,717)          (38,163)
                                                                         --------          --------
                                                                          (23,687)          (22,133)
                                                                         --------          --------
                                                                         $  2,698          $  3,259
                                                                         ========          ========

See accompanying notes to consolidate financial statements for Form 10 - QSB.


                                        PGI INCORPORATED AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 ($ in thousands)
                                                   (Unaudited)
                                                            Three Months Ended                  Nine Months Ended
                                                            ------------------                  -----------------

                                                        Sept. 30,         Sept. 30,        Sept. 30,         Sept. 30,
                                                           1999              1998             1999              1998
                                                           ----              ----             ----              ----

REVENUES
   Real estate sales                                         27                28                27            13,475
   Interest income                                           14                 2                45                 9
   Other income                                               1               140                19             1,461
                                                           ----              ----            ------            ------
                                                             42               170                91            14,945
                                                           ----              ----            ------            ------

COSTS AND EXPENSES
   Cost of real estate sales                                  3                 5                 3             8,432
   Selling expenses                                           2                 5                 7                20
   General & administrative expenses                         77                52               242               395
   Interest                                                 469               438             1,376             1,703
   Other expenses                                             3                82                17               255
                                                           ----              ----            ------            ------
                                                            554               582             1,645            10,805
                                                           ----              ----            ------            ------
NET INCOME (LOSS) BEFORE
   INCOME TAX                                              (512)             (412)           (1,554)            4,140
CREDIT FOR INCOME TAX                                         -               104                 -                 -
                                                           ----              ----            ------            ------
NET INCOME (LOSS)                                          (512)             (308)           (1,554)            4,140
                                                           ====              ====            ======            ======
NET INCOME (LOSS) PER SHARE<F*>
   Primary and fully diluted                               (.13)             (.09)             (.38)              .69
                                                           ====              ====            ======            ======

<F*> Considers the effect of cumulative preferred dividends in arrears for the three and nine months ended September 30, 1999 and 1998.



See accompanying notes to consolidated financial statements for Form 10 - QSB


                                  PGI INCORPORATED AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           ($ in thousands)
                                             (Unaudited)


                                                                             Nine Months Ended
                                                                             -----------------

                                                                          Sept. 30,        Sept. 30,
                                                                            1999              1998
                                                                            ----              ----
Net cash provided by (used in) operating activities                        $ (176)          $ 7,686
                                                                            -----            ------

Cash flows from investing activities:
   Proceeds from release of restricted cash                                   300                 -
                                                                            -----            ------
   Net cash provided by investing activities                                  300                 -
                                                                            -----            ------

Cash flows from financing activities:
   Proceeds from notes receivable                                               3                 -
   Proceeds from borrowings                                                    15                31
   Principal payments on debt                                                (300)           (7,538)
                                                                            -----            ------
   Net cash (used in) financing activities                                   (282)           (7,507)
                                                                            -----            ------

Net increase (decrease) in cash                                              (158)              179

Cash at beginning of period                                                   161                 2
                                                                            -----            ------

Cash at end of period                                                       $   3            $  181
                                                                            =====            ======





See accompanying notes to consolidated financial statements for Form 10 - QSB

                   PGI INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10 - QSB and therefore do not include all disclosures necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The Company's independent accountants included an explanatory paragraph regarding the Company's ability to continue as a going concern in their opinion on the Company's consolidated financial statements for the year ended December 31, 1998.

     The Company remains in default under the indentures governing its convertible unsecured subordinated debentures and in default of its primary debt obligations. A significant payment on the primary debt obligation occurred with the sale of the undeveloped land in Citrus County upon closing May 13, 1998. (See
     Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 9 and 20 to the Company's consolidated financial statements for the year ended December 31, 1998, as contained in the Company's Annual Report on Form 10 - KSB).

     All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the three and nine months ended September 30, 1999 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 1999 or any other interim period.

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

(3)  Per Share Data

     Primary per share amounts are computed by dividing net income
     (loss), after considering cumulative dividends in arrears on the Company's preferred stock, by the average number of common shares and common stock equivalents outstanding. For

                   PGI INCORPORATED AND SUBSIDIARIES

     this purpose, the Company's cumulative convertible preferred stock, convertible subordinated debentures and collateralized convertible debentures are not deemed to be common stock equivalents, but outstanding vested stock options are considered as such. However, under the treasury stock method, no vested stock options were assumed to be exercised, and therefore no common stock equivalents existed, for the calculation of primary per share amounts for the nine months ended September 30, 1999 and 1998. The average number of common shares outstanding for the nine months ended September 30, 1999 and 1998 was 5,317,758.

     Fully diluted per share amounts are computed by dividing net income (loss) by the average number of common shares outstanding, after adjusting both for the estimated effects of the assumed exercise of stock options and the assumed conversion of all cumulative convertible preferred stock, convertible subordinated debentures and collateralized convertible debentures into shares of common stock. For the nine months ended September 30, 1999 and 1998, no stock options were assumed to be exercised and the effect of the assumed exercise of stock options and the assumed conversion of all cumulative convertible preferred stock, convertible subordinated debentures and collateralized convertible debentures would have been anti-dilutive.

     The following is a summary of the calculations used in computing basic and diluted income (loss) per share for the three and nine months ended September 30, 1999 and 1998.

                                                           Three Months Ended                   Nine Months Ended
                                                           ------------------                   -----------------

                                                       Sept. 30,         Sept. 30,         Sept. 30,         Sept. 30,
                                                         1999              1998              1999              1998
                                                         ----              ----              ----              ----
Net Income (Loss)                                      (512,000)         (308,000)       (1,554,000)        4,140,000
Preferred Dividends                                    (160,000)         (160,000)         (480,000)         (480,000)
                                                      ---------         ---------        ----------         ---------
Income (Loss) Available to
      Common Shareholders                              (672,000)         (468,000)       (2,034,000)        3,660,000
                                                      =========         =========        ==========         =========

Weighted Amount of Shares
      Outstanding                                     5,317,758         5,317,758         5,317,758         5,317,758
Basic and Diluted Loss Per
      Share                                                (.13)             (.09)             (.38)              .69

                   PGI INCORPORATED AND SUBSIDIARIES

(4)  Statement of Cash Flows

     The Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows", which requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. Interest paid for the nine months ended September 30, 1999 and 1998 was $97,000 and $231,000 respectively.

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

(6)  Receivables on Real Estate Sales

     Net receivables on real estate sales consisted of:


                                                              Sept. 30,               Dec. 31,
                                                                1999                    1998
                                                                ----                    ----

                                                           ($ in thousands)

      Contracts receivable on homesite sales                    $ 619                   $ 644
      Other                                                        82                      84
                                                                -----                   -----
                                                                  701                     728
      Less: Allowance for cancellations                          (615)                   (631)
                                                                -----                   -----
                                                                $  86                   $  97
                                                                =====                   =====


             PGI INCORPORATED AND SUBSIDIARIES

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
                                                                =====                   =====

(8)  Property and Equipment

     Property and equipment consisted of:

                                                             Sept. 30,                Dec. 31,
                                                                1999                    1998
                                                                ----                    ----

                                                           ($ in thousands)

      Furniture, fixtures and other equipment                    $ 93                    $ 93
      Less: Accumulated depreciation                              (93)                    (92)
                                                                 ----                    ----
                                                                 $  -                    $  1
                                                                 ====                    ====

(9)  Other Assets

     Other assets consisted of:

                                                              Sept. 30,               Dec. 31,
                                                                1999                    1998
                                                                ----                    ----

                                                          ($ in thousands)

      Deposit with Trustee of 6-1/2% debentures                 $ 142                   $ 138
      Other                                                        21                      18
                                                                -----                   -----
                                                                $ 163                   $ 156
                                                                =====                   =====

                   PGI INCORPORATED AND SUBSIDIARIES

(10) Other Liabilities

     Other liabilities consisted of:

                                                             Sept. 30,                Dec. 31,
                                                               1999                    1998
                                                               ----                    ----

                                                          ($ in thousands)

      Accrued property taxes
         - current                                            $    23                 $    32
         - delinquent                                             663                     675
      Other accrued expenses                                      326                     328
      Deposits, advances and escrows                              171                     174
      Estimated recourse liability for
         receivables sold                                          10                       9
                                                              -------                 -------
                                                              $ 1,193                 $ 1,218
                                                              =======                 =======

(11) Primary Lender Credit Agreements, Notes and Mortgages Payable and Convertible Subordinated Debentures Payable

     Credit agreements with the Company's primary lender and notes and mortgages payable consisted of the following:

                                                             Sept. 30,               Dec. 31,
                                                               1999                    1998
                                                               ----                    ----

                                                          ($ in thousands)

      Credit agreements - primary lender:
         (maturing July 8, 1997, bearing interest
         at prime plus 5%)                                   $    700                $  1,000
      Notes and mortgages payable - $1,176,000
         bearing interest at prime plus 2%                      1,213                   1,198
                                                             --------                --------

      Convertible subordinated debentures payable:

         At 6-1/2% interest: due June 1991;
            convertible into shares of common stock
            at $18.00 per share                                 1,034                   1,034
         At 6% interest; due May 1, 1992; convertible into
            shares of common stock at $19.50 per share          8,025                   8,025
                                                             --------                --------
                                                             $  9,059                $  9,059
                                                             --------                --------

      Collateralized convertible debentures payable:

         At 14% interest; due July 8, 1997,
            convertible into shares of common stock
            at $1.72 per share                                  1,500                   1,500
                                                             --------                --------
                                                             $ 12,472                $ 12,757
                                                             ========                ========


                   PGI INCORPORATED AND SUBSIDIARIES

(12) Real Estate Sales and Other Income

     Real Estate Sales and Costs of Sales consisted of:

                                                                     Three Months Ended                  Nine Months Ended
                                                                     ------------------                  -----------------

                                                                 Sept. 30,         Sept. 30,         Sept. 30,         Sept. 30,
                                                                   1999              1998              1999              1998
                                                                   ----              ----              ----              ----

                                                              ($ in thousands)                    ($ in thousands)

      Sales - Acreage in Bulk                                          -                 -                 -           $13,447
      Homesite Sales                                                  27                28                27                28
                                                                  ------            ------            ------           -------
                                                                      27                28                27           $13,475
                                                                  ======            ======            ======           =======

      Cost of Sales - Acreage in Bulk                                  -                 -                 -           $ 8,427
      Homesite Sales                                                   3                 5                 3                 5
                                                                  ------            ------            ------           -------
                                                                       3                 5                 3           $ 8,432
                                                                  ======            ======            ======           =======

      Other income consisted of:


                                                                     Three Months Ended                   Nine Months Ended
                                                                     ------------------                   -----------------

                                                                 Sept. 30,         Sept. 30,         Sept. 30,         Sept. 30,
                                                                   1999              1998              1999              1998
                                                                   ----              ----              ----              ----

                                                             ($ in thousands)                    ($ in thousands)

      Commission income                                           $    -            $   80            $    -            $  247
      Reduction of previously
         accrued property taxes                                        -                 -                 -               248
      Debt release settlement                                          -                 -                 -               870
      Other income                                                     1                60                19                96
                                                                  ------            ------            ------            ------
                                                                  $    1            $  140            $   19            $1,461
                                                                  ======            ======            ======            ======

(13) Commitments and Contingencies

     The aggregate outstanding balances of all receivables sold and exchanged with recourse totaled $33,000 and $48,000 at September 30, 1999 and December 31, 1998, respectively. Based on its collection experience and such receivables, the Company maintained allowances at September 30, 1999 and December 31, 1998, classified in other liabilities, of $10,000 and $9,000 respectively for the recourse provisions related to all receivables sold.

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

      Deferred tax
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

Results of Operations

     Revenues for the first nine months of 1999 decreased by $14,854,000 to $91,000 from $14,945,000 for the comparable 1998 period primarily due to the sale of approximately 4,890 acres in May of 1998.
A net loss of $1,554,000 was incurred for the first nine months of 1999 compared to net income of $4,140,000 for the first nine months of 1998. Expenses for the nine months decreased by $9,160,000 as a result of substantially less outstanding debt in 1999 than in 1998 because of the bulk acreage sale and pay down of debts. After consideration of cumulative preferred dividends in arrears, totaling $480,000 for each of the

                   PGI INCORPORATED AND SUBSIDIARIES

nine months ended September 30, 1999 and 1998 ($.15 per share of common stock), net income (loss) per shared of $(.38) and $.69 respectively, were reported for the nine month periods ended September 30, 1999 and 1998.

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

     On September 22, 1999, $300,000 of the restricted cash escrow was released and used to repay First Mortgage Indebtedness.

     Real Estate Sales and Cost of Sales consisted of:

                                                    Three Months Ended            Nine Months Ended
                                                    ------------------            -----------------

                                                   Sept. 30,   Sept. 30,        Sept. 30,     Sept. 30,
                                                      1999        1998             1999         1998
                                                      ----        ----             ----         ----

                                               ($ in thousands)             ($ in thousands)
      Sales - Acreage in Bulk                           -           -                -        $13,447
      Homesite Sales                                   27          28               27             28
                                                       --          --               --        -------
                                                       27          28               27        $13,475
                                                       ==          ==               ==        =======


      Cost of Sales - Acreage in Bulk                   -           -                -        $ 8,427
      Homesite Sales                                    3           5                3              5
                                                       --          --               --        -------
                                                        3           5                3        $ 8,432
                                                       ==          ==               ==        =======

                   PGI INCORPORATED AND SUBSIDIARIES

     Other income consisted of:


                                                     Three Months Ended          Nine Months Ended
                                                     ------------------          -----------------

                                                   Sept. 30,     Sept. 30,     Sept. 30,    Sept. 30,
                                                     1999          1998          1999         1998
                                                     ----          ----          ----         ----

                                               ($ in thousands)            ($ in thousands)

      Commission income                               $ -          $ 80           $ -        $  247
      Reduction of previously
         accrued property taxes                         -             -             -           248
      Debt release settlement                           -             -             -           870
      Other income                                      1            60            19            96
                                                      ---          ----           ---        ------
                                                      $ 1          $140           $19        $1,461
                                                      ===          ====           ===        ======

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

     The remaining acreage of the Company mainly consists of 370 acres located in Hernando County, Florida. The Company believes that the Retained Acreage may in the future prove to be of greater value than the property sold because the Retained Acreage's ratio of acreage to frontage on the proposed Suncoast Expressway is greater than the sold property's ratio and because of the proximity of the Retained Acreage to the proposed Suncoast Expressway and the planned interchange between the Suncoast Expressway and Highway 98. The Company acknowledges that the completion of the highway improvements could reasonably be expected to increase materially the value of the Property. The Company fully recognizes, however, that completion of the Suncoast Highway, if it ever occurs, is still more than five years away, and that any information or projections of enhanced values are purely speculative.

     Effective January 1, 1990 the Company implemented the installment method of homesite sales reporting in accordance with Statement of Financial Accounting Standard No. 66 "Accounting for Sales of Real Estate" (see Item 1 - Note 2 - Recognition of Real Estate

                   PGI INCORPORATED AND SUBSIDIARIES

Sales). This method will be utilized for all installment sales regardless of the down payment percentage. As a result of the Secured Lender Transaction non-recourse sale of receivables, all previously deferred profits were recognized during 1992.

     Cash used in operating activities for the nine months ended September 30, 1999 was $176,000 compared to cash provided of $7,686,000 for the comparable 1998 period. During the first nine months of 1999, investing activities provided $300,000 in proceeds from release of restricted cash. Financing activities used $282,000 in cash flow with $3,000 in cash flow from notes receivable proceeds and $15,000 in proceeds from borrowings. Cash used in financing activities in the amount of $300,000 was for primary lender debt repayment.

                   PGI INCORPORATED AND SUBSIDIARIES

Analysis of Financial Condition

     Assets totaled $2.7 million at September 30, 1999 compared to $3.3 million at December 31, 1998, reflecting the following changes:


                                                  Sept. 30,   Dec. 31,    Increase
                                                    1999        1998     (Decrease)
                                                    ----        ----     ----------

                                              ($ in thousands)

      Cash and cash equivalents                    $    3      $  161      $(158)
      Restricted cash                               1,516       1,903       (387)
      Receivables                                     130         149        (19)
      Land and improvement inventories                886         889         (3)
      Net property and equipment                        -           1         (1)
      Other assets                                    163         156          7
                                                   ------      ------      -----
                                                   $2,698      $3,259      $(561)
                                                   ======      ======      =====

     Liabilities were $26.4 million at September 30, 1999 compared to $25.4 million at December 31, 1998 reflecting the following changes among categories:

                                                  Sept. 30,   Dec. 31,    Increase
                                                    1999        1998     (Decrease)
                                                    ----        ----     ----------

                                              ($ in thousands)

      Accounts payable                            $    51     $    26      $   25
      Other liabilities                             1,193       1,218         (25)
      Accrued Interest                             12,669      11,391       1,278
      Credit agreements - primary lender              700       1,000        (300)
      Notes and mortgages payable                   1,213       1,198          15
      Convertible subordinated
         debentures payable                         9,059       9,059           -
      Convertible debentures payable                1,500       1,500           -
                                                  -------     -------      ------
                                                  $26,385     $25,392      $  993
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

                   PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     The Company remains in default of the entire principal plus interest on its convertible subordinated debentures. The amounts due are as indicated in the following table:

                                             September 30, 1999
                                             ------------------

                                                  Principal       Unpaid
                                                 Amount Due      Interest
                                                 ----------      --------

                                              ($ in thousands)

      Convertible subordinated debentures due
         June 1, 1991                              $1,034         $  665
      Convertible subordinated debentures due
         May 1, 1992                                8,025          5,751
                                                   ------         ------
                                                   $9,059         $6,416
                                                   ======         ======


     The Company does not have funds available to make any payments of either principal or interest on the above debentures.

Year 2000 Issues
----------------

     The year 2000 issue is determined to have an immaterial effect on the Company. As of January 1, 1999, the Company has begun maintaining the financial records on different software, which is also used by a related party. The related party is responsible for testing and modifying the software for the year 2000 processing. This exercise was 98% complete as of September 30, 1999. The related party is not expected to charge PGI, Incorporated for the cost of conversion or modifications. As a result, any changes required, as part of any year 2000 conversions made to the financial records will have a minimal effect on the business, results of operations and financial condition.

     The Company has no material third party relationships with vendors which would require year 2000 modifications, does not own or operate any building, and had no other major information technology system with imbedded technology.

                   PGI INCORPORATED AND SUBSIDIARIES

PART II Other Information

Item 1  Legal Proceedings

     In 1994, the Citrus County Tax Assessor denied agricultural exemption status for the undeveloped Sugarmill Woods property and the Company was forced to sue the County to reclaim the tax benefit. In 1995, the Citrus County Tax Assessor again denied agricultural exemption status for the undeveloped Sugarmill Woods property, but was overruled by the Value Adjustment Board. As a result, the Tax Assessor sued Sugarmill Woods, and was again successful in denying the agricultural exemption for the property. The Company won on appeal, but the Tax Assessor appealed to the Supreme Court of Florida to reinstate the exemption. On April 1, 1999, the Supreme Court of Florida issued their opinion in favor of Sugarmill Woods, Inc. A motion has been filed to recover permissible expenses incurred in litigating the case. On November 9, 1999 the Circuit Court of Citrus County adjudged the agricultural classification applicable to tax years 1994, 1995, and 1996. Tax year 1997 remains in dispute on a matter of timely filing of petition for exemption. There is a restricted escrow of $557,000 for payment of the taxes.

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

Item 6  Exhibits and Reports on Form 8 - K

     (a) Exhibits - reference is made to the Exhibit Index contained on page 21 herein for a list of exhibits filed under this Item.

     (c) No report on Form 8 - K was filed during the quarter ended September 30, 1999.

             PGI INCORPORATED AND SUBSIDIARIES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     PGI INCORPORATED
                     ----------------
                       (Registrant)

Date:   November 15, 1999             /s/ Laurence A Schiffer
      -------------------             --------------------------
                                      Laurence A. Schiffer
                                      President

                   PGI INCORPORATED AND SUBSIDIARIES


EXHIBIT INDEX
-------------

2.   Inapplicable.

3.   Inapplicable.

4.   Inapplicable.

10.  Inapplicable.

11.  Statements re:  Computations of Per Share Earnings.
     (See Note 3 to the consolidated financial statements.)

15   Inapplicable.

18.  Inapplicable.

19.  Inapplicable.

22.  Inapplicable.

23.  Inapplicable.

24.  Inapplicable.

27.  Financial Data Schedule.