Form 10KSB40
period 1999-12-31
PGI INC
filed 2000-04-14
CIK 81157

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-KSB
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended          December 31, 1999
                               ----------------------------------------

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    -----------------

     Commission file number             1-6471
                            -------------------------------------------

                               PGI, INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  Florida                                      59-0867335
--------------------------------------------------------------------------------
        (State or other jurisdiction                   (IRS Employer Ident. No.)
       incorporation or organization)

212 S. Central, Suite 100;          St. Louis, Missouri           63105
--------------------------------------------------------------------------------
             (Address of principal offices)                     (Zip Code)

Registrant's Telephone Number, including area code:       (314) 512-8650
                                                    --------------------------

Securities registered pursuant to Section 12 (b) of the Act:

                                                      Name of each Exchange
            Title of Each Class                       on which Registered
--------------------------------------------    --------------------------------
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

        X  Yes      No
       ---      ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any adjustments to this Form 10-KSB. (x)

   The aggregate market value of voting stock held by non-affiliates of the registrant can not be determined. See pages 5 to 6 of Form 10-KSB.

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 25, 2000.

   Common Stock $.10 par value, 5,317,758 shares outstanding.

The Index to Exhibits is located on pages 40 to 44 of this report.

                            PGI INCORPORATED AND SUBSIDIARIES
                                  FORM 10-KSB - 1999
                           Contents and Cross Reference Index
Part        Item                                                              Form 10-KSB
No.         No.      Description                                                Page No.
---         ---      -----------                                                --------
  I         1        Business
                       General                                                     3
                       Recent Developments                                       3 - 5
            2        Properties                                                    5
            3        Legal Proceedings                                             5
            4        Submission of matters to a Vote of Security Holders           5
 II         5        Market for Registrant's Common Equity and Related
                       Stockholder Matters                                       5 - 6
            6        Management's Discussion and Analysis or Plan of
                       Operation                                                 6 - 12
            7        Report of Independent Certified Public Accountants            13
                     Financial Statements                                       14 - 31
            8        Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure                         31

III         9        Directors and Executive Officers of The Registrant            32
            10       Executive Compensation                                     32 - 33
            11       Security Ownership of Certain Beneficial Owners and
                       Management                                                  33
            12       Certain Relationships and Related Transactions             34 - 37

IV          13       Exhibits, Financial Statement Schedules and Reports on
                       Form 8-K                                                    38

Signatures                                                                         39

Exhibit Index                                                                   40 - 44


                                 PART I
                                 ------

Item 1.  Business
-------  --------
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

   During the fiscal year ended December 31, 1996, the Company's business focus and emphasis changed substantially as it concentrated its sales and marketing efforts almost exclusively on the disposition in bulk of its undeveloped, platted, residential real estate. This change was prompted by its continuing financial difficulties due to the principal and interest owed on its debt and management's conclusion that a bulk sale was the best way to reduce the Company's debt service obligations. On May 13, 1998 the Company sold approximately 4,890 acres of undeveloped real estate located mainly in Citrus County, Florida.
Its remaining inventory mainly consists of 370 acres located in Hernando County, Florida. The Company intends to make a decision as to whether it will pursue the development and sale of the commercial property in accordance with its historical core business plans or whether it will attempt to sell such property in bulk. That decision will depend, in part, on whether the Company believes it can generate more revenue by developing and selling individual commercial properties or by selling in bulk.

   As of January 1, 2000 the Company had no employees, all services provided to the Company are through contract services.

RECENT DEVELOPMENTS

   On May 13, 1998, approximately 5,240 acres of undeveloped real estate located in Citrus County and Hernando County, Florida was sold to the Board of Trustees of the Internal Improvement Trust Fund of the State of Florida for a total purchase price of $14,759,335. Sugarmill Woods, Inc., the Company's subsidiary and owner of 4,290 acres of the land sold, received $13,446,835 before closing adjustments for the sale. Love-PGI Partners, L.P. ("L-PGI"), owner of 350 acres of the land sold, received the remaining $1,312,500. There was no material relationship among the Company, Sugarmill Woods, Inc., or any of the affiliates and the purchaser. See Item 12. "Certain Relationships and Related Party Transactions" for a discussion on how certain affilates of the Company were involved in the sale and may have been deemed to benefit from the sale. The disposition of cash from the sale is set forth below:

            Description                                                           Amount
            -----------                                                           ------
Gross Sale Proceeds of 5,240 Acres                                            $ 14,759,335
Amount Allocable to L-PGI's 350 Acres                                           (1,312,500)
                                                                              ------------
Gross Proceeds from sale of PGI Property                                        13,446,835
Expenses of Sale
                                                                                  (435,876)
Real Estate Tax Escrow                                                            (557,069)
Accrued Tax Adjustment for 1998                                                    (72,345)
Legal Fees Relating to Property Sold                                              (229,139)
First Mortgage Principal ($7,529,756
      Less: $1,000,000 remaining)                 $6,529,756
First Mortgage Interest                            3,832,437                   (10,362,193)
                                                  ----------
Escrow Agreement with PGIP                                                      (1,000,000)
Judgment                                                                          (110,108)
                                                                              ------------
Funds to Sugarmill Woods, Inc.                                                $    680,105
                                                                              ============



Prospects for the Remaining Acreage

   The remaining acreage of the Company mainly consists of 370 acres located in Hernando County, Florida.

   The Company believes that this 370 acres may in the future prove to be of greater value than the 4,890 acres sold in May, 1998 because of a greater ratio of acreage to frontage on the proposed Suncoast Expressway, and because of the close proximity to the planned interchange of the Suncoast Expressway with Highway 98. The Company believes that completion of the highway improvements could reasonably be expected to increase materially the value of the property. In December 1999, the Hernando County Commission approved a change in land use of 40 acres of the parcel from residential to commercial use. The Company fully recognizes, however, that completion of the Suncoast Expressway, if it occurs, is still more than a year away, and that any information or projections of enhanced values are purely speculative.

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

Item 2.  Properties
-------  ----------

   The Company's primary investments in properties relates to its Sugarmill Woods project. The Company generally has fee simple title to these properties, but substantially all of the Company's properties are encumbered by mortgages under either its primary lender agreement with PGIP, LLC, or other financing agreements (see Item 6 and Note 9 to the consolidated financial statements under Item 7).

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

   A shareholders meeting was not held during the year 1999.

PART II
-------

Item 5.  Market for Registrant's Common Equity and Related
-------  -------------------------------------------------
         Stockholder Matters
         -------------------

   The Company's Common Stock was traded on the American Stock
Exchange, Inc. ("AMEX") (trading symbol - - PGA) until January 4, 1991 at which time the

Company consented to the removal of its Common Stock and 6% Convertible Subordinated Debentures from the AMEX. The Company's Common Stock and Debentures were delisted because the Company's financial condition no longer satisfied the AMEX's listing requirements. Subsequent to the AMEX de-listing the Company attempted to establish relations with a brokerage firm who would serve as a market maker for the Common Stock. Based on information received from The National Quotations Bureau, Inc., there have been no reported transactions in the Company's Common Stock since January 29, 1991. During the period January 1, 1991 through January 29, 1991 the high and low bid price for the Common Stock was $.03 and the high and low offer price was $.10. No dividends have ever been paid on the Common Stock, and payment of dividends is restricted under the terms of the two indentures pursuant to which the Company's outstanding debentures are issued. As of December 31, 1999 there were 648 holders of record of the Company's Common Stock and approximately 447 debenture holders.

Item 6.  Management's Discussion and Analysis or Plan of Operation
-------  ---------------------------------------------------------

PRELIMINARY NOTE

   With the sale of over 90% of the Company's undeveloped land inventory in 1998, the Company is evaluating whether it will pursue the development and sale of the remaining property in accordance with its historical core business plans or whether it will attempt to sell such property in bulk. That decision will depend, in part, on whether the Company believes it can generate more revenue by developing and selling individual commercial properties or by selling in bulk.

RESULTS OF OPERATIONS

   Revenues for the year ended December 31, 1999 decreased by $13,800,000 to $136,000 compared to revenues of $13,926,000 for the year ended December 31, 1998 as a result of the bulk acreage sale in 1998. The net loss was $2,249,000 ($.54 per share) for 1999 compared to net income before the extraordinary item of $2,862,000 ($.42 per share) for 1998. Included in the 1999 and 1998 earnings per share computation is $640,000 ($.19 per share of Common Stock) of annual cumulative preferred stock dividends in arrears.

Real Estate Activities
----------------------

   Sales revenues for real estate operations for the years of 1999 and 1998 were:

                                          1999            1998
                                          ----            ----
Sales:                                      ($ in thousands)
   - Homesite Sales                        27                37
   - Acreage Sales                          -            13,447
                                           --            ------
                                           27            13,484
                                           ==            ======

   Cost of sales for real estate operations for the years of 1999 and 1998 were:

                                          1999            1998
                                          ----            ----
Cost of Sales:                              ($ in thousands)
   - Homesite Sales                         3                 8
   - Acreage Sales                          -             8,427
                                           --             -----
                                            3             8,435
                                           ==             =====

   Gross profit margins for real estate operations for the years of 1999 and 1998 were:

                                          1999         %              1998           %
                                          ----       -----            ----         -----
Gross Profit Margin:                                     ($ in thousands)
   - Homesite Sales                        24        88.9%               29        78.4%
   - Acreage Sales                          -          -              5,020        37.3%
                                           --                         -----
                                           24                         5,049
                                           ==                         =====

Other Activities

   In 1998, the Company's cash accounts were substantially larger due to funds released with the bulk acreage sale in 1998. Interest income in 1999 decreased by $11,000 compared to a 1998 increase of $53,000 from 1997.

   Other income for the years of 1999 and 1998 was:

                                          1999             1998
                                          ----             ----
                                             ($ in thousands)
Commission income                           -               247
Other income                               38               113
                                           --               ---
                                           38               360
                                           ==               ===

   In 1999, the Company no longer has commission income due to the sale of its subsidiary, Sugarmill Woods Sales, Inc. on September 15, 1998. Other income decreased by $75,000 in 1999 to $38,000 from $113,000 in 1998. The 1998 other income included a $18,000 gain on the sale of Sugarmill Woods Sales, Inc. and $27,000 from changes in valuation allowances.

Costs and Expenses

   Selling expenses decreased by $12,000 during 1999 compared to 1998. The current year decrease is a result of fewer contract sales being paid off and cost associated with recording deeds over to customers.

   General and administrative expenses increased by $23,000 in 1999 compared to 1998 due to a $160,000 fee incurred in 1999 to settle on the release of $372,000 in restricted cash relating to a water quality issue regarding boat locks. This was offset by a reduction in costs for legal ($71,000), accounting ($36,000) and employee compensation ($28,000).

   In an effort to conserve cash and reduce overhead, the Company consolidated its administrative office functions in St. Louis, Missouri in June 1994. The Company has contracted out the services to Love Real Estate Company ("LREC"), an affiliate of Love-PGI Partners, the Company's Preferred Shareholder (see Note 16), to handle the day-to-day accounting for a fee.

Interest expense for the two years ended December 31, 1999 and 1998 was:

                         1999        1998
                         ----        ----
                         ($ in thousands)
Interest Expense        $1,847      $2,149

   Interest expense in 1999 decreased by $302,000 compared to 1998 and decreased by $549,000 in 1998 compared to 1997 as a result of reduced debt concurrent with the bulk acreage sale in 1998.

   Other expenses increased by $44,000 in 1999 compared to 1998. In 1998 other expenses increased by $280,000 compared to 1997. The fluctuation in other expenses is a result of changes in valuation allowances.

FINANCIAL CONDITION

   Assets totaled $2,400,000 at December 31, 1999 compared to
$3,300,000 at December 31, 1998 reflecting the following changes:

                                   1999         1998       Inc. (Dec.)
                                   ----         ----       -----------
                                     ($ in thousands)
Cash and Cash Equivalents         $   28       $  161         (133)
Restricted Cash                    1,441        1,903         (462)
Receivables                           43          149         (106)
Land and Improvement                 763          889         (126)
Net property and Equipment             -            1         (  1)
Other Assets                         166          156           10
                                  ------       ------         ----
                                  $2,441       $3,259         (818)
                                  ======       ======         ====

   Cash decreased by $133,000 to $28,000 at December 31, 1999 compared to $161,000 at December 31, 1998. Net cash flow used in operations was $222,000 for the year ended December 31, 1999 compared to net cash flow provided by operations of $9,754,000 for the year ended December 31, 1998.
                            -8-

   Cash received from operations during 1999 was $83,000, a $15,135,000 decreased from cash received during 1998. The majority of the decrease is attributable to the bulk acreage sale in 1998.

   Cash expended for operations decreased by $5,159,000 to $305,000 during 1999 from $5,464,000 in 1998, reflecting decreases in the following classifications; real estate operations ($426,000), general and administrative ($448,000), interest payments ($4,023,000) and decreases in other payments of ($262,000).

   The $370,000 provided during 1999 from investing activities included $381,000 of restricted cash funds released of which $300,000 was used for a principal payment on the primary lender debt.

   The $281,000 utilized during 1999 in financing activities included a $300,000 payment of primary lender debt, and $15,000 proceeds from borrowings with Love Investment Company. The $8,896,000 utilized during 1998 in financing activities generally represents payments of primary lender debt, and debt obligations with Love Investment Company and The Finova Capital Corporation.

   In order to satisfy its debt obligations, the Company has been and intends to continue to:
   - actively seek buyers for the remaining portion of the undeveloped acreage, when appropriate;
   -    diligently pursue collection of its receivables; and
   - determine if potential merger or joint venture candidates exist.

No assurances can be made that the Company can achieve any of the three above alternatives.

A comparison of the contract receivable delinquency status at December 31, 1999 and 1998 follows:

                                               1999         %          1998         %
                                               ----       -----        ----       -----
                                                           ($ in thousands)
Current                                        $  -           -        $ 13         2.0

31 to 60 days delinquent                          -           -          11         1.7
61 days to 90 days delinquent                     4         1.1           -           -
Over 90 days                                   $372        98.9        $620        96.3
                                               ----       -----        ----       -----
      Total delinquents                        $376       100.0        $631        98.0
                                               ----       -----        ----       -----
      Total contracts                          $376       100.0        $644       100.0
                                               ====       =====        ====       =====

   Contracts receivable on homesite sales and related receivables are fully provided for cancellation at December 31, 1999. The Company has experienced deterioration in the quality of the contracts receivable portfolio over the past several years. The Company believes the deterioration is the result of the adverse publicity regarding community developers, as well as the difficulty of implementing contract collection activities for foreign receivables.

   Liabilities were $26,800,000 at December 31, 1999 compared to
$25,400,000 at December 31, 1998, reflecting the following changes:

                                        1999           1998    Increase (Decrease)
                                        ----           ----    -------------------
                                          ($ in thousands)
Accounts payable                           37             26             11
Other liabilities                       1,219          1,218              1
Accrued interest                       13,095         11,391          1,704
Credit agreements - primary
  lender                                  700          1,000           (300)
Notes payable                           1,213          1,198             15

Convertible subordinated
Debentures payable                      9,059          9,059              -
Convertible debentures payable          1,500          1,500              -
                                       ------         ------          -----
                                       26,823         25,392          1,431
                                       ======         ======          =====

   The $1,704,000 increase in accrued interest at December 31, 1999 compared to year-end 1998 reflects changes in the following:

                                        1999           1998    Increase (Decrease)
                                        ----           ----    -------------------
                                          ($ in thousands)
Primary lender                              -             22            (22)
Debentures                             11,323          9,715          1,608
Other                                   1,772          1,654            118
                                       ------         ------          -----
                                       13,095         11,391          1,704
                                       ======         ======          =====

   The decrease in primary lender accrued interest is due to payment of interest from restricted cash funds. The accrued interest relating to debentures increased due to the nonpayment of interest on the company's debentures (see Notes 10 and 11 to the consolidated financial statements under Item 7).

   The $300,000 decrease in credit agreements with the primary lender is due to a release of restricted cash funds. The $15,000 increase in notes payable represents borrowing from Love Investment Company. (See
Note 16 to the consolidated financial statements under Item 7).

   The Company's capital deficiency increased to $24,382,000 at December 31, 1999 from a $22,133,000 capital deficiency at December 31, 1998, reflecting the 1999 operating loss.

   As of the date of this filing, the Company is in default of the entire principal plus interest on its subordinated debentures payable in amounts indicated in the following table:

                                                            12/31/99
                                                            --------
                                                   Principal         Unpaid
                                                  Amount Due        Interest
                                                  ----------        --------
                                                        ($ in thousands)
Subordinated debentures due June 1, 1991            1,034               683
Subordinated debentures due May 1, 1992             8,025             5,939
                                                    -----             -----
                                                    9,059             6,622
                                                    =====             =====

   The Company does not have funds available to make any payments of either principal or interest on the above debentures. (See Notes 9 and 10 to the consolidated financial statements under Item 7).

   The Company has investigated the consequences of a bankruptcy filing and believes that such an event is not in the best interest of either the debenture or equity holders because a bankruptcy filing would negatively impact the Company's business, as well as cause an acceleration of the primary lender indebtedness with PGIP, LLC, and secured debenture debt. Management believes that a bankruptcy filing would prompt all secured lenders to initiate foreclosure proceedings. Since Company assets are encumbered by mortgages, the secured lenders have a perfected security interest and priority over the unsecured debenture holders.

Year 2000 Issues
----------------

   The year 2000 issue is determined to have had an immaterial effect on the Company. As of January 1, 1999, the Company began maintaining the financial records on different software, which is also used by a related party. The related party was responsible for testing and modifying the software for the year 2000 processing.

New Accounting Standards
------------------------

   FAS 133, "Accounting for Derivative Instruments and Hedging Activities," which was issued in June 1998, establishes accounting and reporting standards for derivative instruments and hedging activities. Under FAS 133, derivatives are recognized on the balance sheet at fair value as an asset or liability. Changes in fair value of derivatives are reported as a component of other comprehensive income or recognized as earnings through the income statement depending on the nature of the instrument. FAS 133, as amended, is effective for all quarters of fiscal years beginning after June 15, 2000 with earlier adoption permitted. The Corporation has not adopted FAS 133 yet and is currently evaluating FAS 133's effect on its financial position and results of operations, but it is not expected to have a material impact.

Item 7.  Financial Statements
-------  --------------------

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Stockholders and Board of Directors
PGI, Incorporated
St. Louis, Missouri

We have audited the accompanying consolidated statements of financial position of PGI Incorporated and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PGI Incorporated and subsidiaries at December 31, 1999 and 1998, and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

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


                                          /s/ BDO Seidman, LLP

St. Louis, Missouri
March 17, 2000

                                                PGI INCORPORATED AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                                   December 31, 1999 and 1998
                                                ASSETS                                                        LIABILITIES
                                                ======                                                        ===========
                                         1999           1998                                              1999           1998
                                         ----           ----                                              ----           ----
Cash and cash equivalents             $   28,000     $  161,000      Accounts Payable                $     37,000   $     26,000

Restricted Cash (Note 3)               1,441,000      1,903,000

Receivables on real estate sales-                                    Other liabilities                  1,219,000      1,218,000
 net (Note 4)                                  -         97,000       (Note 8)

Other receivables                         43,000         52,000      Accrued interest:
                                                                     Primary lender                             -         22,000
Land and improvement                                                 Debentures                        11,323,000      9,715,000
 Inventories (Note 5)                    763,000        889,000      Other                              1,772,000      1,654,000
Property and Equipment - net
 (Note 6)                                      -          1,000
Other assets (Note 7)                    166,000        156,000
                                                                     Credit Agreements - (Note 9)
                                                                      Primary lender                      700,000      1,000,000
                                                                      Notes payable                     1,213,000      1,198,000
                                                                     Subordinated Convertible
                                                                     Debentures payable
                                                                      (Note 10)                         9,059,000      9,059,000

                                                                     Convertible debentures
                                                                     Payable (Note 11)                  1,500,000      1,500,000
                                                                                                     ------------   ------------

                                                                                                       26,823,000     25,392,000
                                                                                                     ------------   ------------
                                                                     Commitments and contingencies
                                                                      (Note 15)
                                                                     STOCKHOLDERS' DEFICIENCY
                                                                     ========================
                                                                     Preferred stock, par value
                                                                     $1.00 per share; authorized
                                                                     5,000,000 shares; 2,000,000
                                                                     Class A cumulative convertible
                                                                     Shares issued and outstanding;
                                                                     (liquidation preference of
                                                                     $8,000,000 and cumulative
                                                                     dividends)
                                                                     (Note 13)                          2,000,000      2,000,000

                                                                     Common stock, par value
                                                                     $.10 per share; authorized
                                                                     25,000,000 shares; 5,317,758
                                                                     shares issued and outstanding
                                                                     (Note 13)                            532,000        532,000
                                                                     Paid-in capital                   13,498,000     13,498,000

                                                                     Accumulated deficit              (40,412,000)   (38,163,000)
                                                                                                     ------------   ------------
                                                                                                      (24,382,000)   (22,133,000)
                                      ----------     ----------                                      ------------   ------------
                                      $2,441,000     $3,259,000                                      $  2,441,000   $  3,259,000
                                      ==========     ==========                                      ============   ============


                        See accompanying notes to consolidated financial statements.


                                  PGI INCORPORATED AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                               Years ended December 31, 1999 and 1998
                                                                    1999              1998
                                                                    ----              ----
Revenues:
   Real estate sales (Note 2)                                   $    27,000       $13,484,000
   Interest income                                                   71,000            82,000
   Other income (Note 2)                                             38,000           360,000
                                                                -----------       -----------
                                                                    136,000        13,926,000
                                                                -----------       -----------

Costs and expenses:
   Cost of real estate sales (Note 2)                                 3,000         8,435,000
   Selling expenses                                                   8,000            20,000
   General and administrative
     expenses (Note 16)                                             476,000           453,000
   Interest                                                       1,847,000         2,149,000
   Other expenses (Note 2)                                           51,000             7,000
                                                                -----------       -----------
                                                                  2,385,000        11,064,000
                                                                -----------       -----------

Income (loss) before extraordinary item                          (2,249,000)        2,862,000
Extraordinary item-gain on debt
   extinguishment (Note 4)                                                -           870,000
                                                                -----------       -----------
Net Income(loss)                                                $(2,249,000)      $ 3,732,000
                                                                ===========       ===========

EARNINGS (LOSS) PER SHARE (Note 18)

Basic Earnings (loss) per share before
   extraordinary item                                           $      (.54)      $      0.42

Extraordinary item                                                        -              0.16
                                                                -----------       -----------

Basic Earnings (loss) per share                                 $      (.54)      $      0.58
                                                                ===========       ===========

Diluted earnings (loss) per share before
   extraordinary item                                           $      (.54)      $      0.26

Extraordinary item                                                        -              0.10
                                                                -----------       -----------

Diluted earnings (loss) per share                               $      (.54)      $      0.36
                                                                ===========       ===========


                        See accompanying notes to consolidated financial statements.


                                 PGI INCORPORATED AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Years ended December 31, 1999 and 1998
                                                                     1999             1998
                                                                     ----             ----
Cash flows from operating activities:

Cash received from operations:
  Collections from real estate sales and
  receivables on such sales                                       $  58,000       $14,932,000
  Interest on homesite and acreage contracts                          4,000             6,000
  Collections from amenity and other operations                           -           259,000
  Other interest received                                             8,000            15,000
  Other receipts                                                     13,000             6,000
                                                                  ---------       -----------
                                                                     83,000        15,218,000
                                                                  ---------       -----------
Cash expended for operations:
  Payments to subcontractors and vendors for                         12,000           438,000
  real estate operations and sale and marketing activities
  Payments for amenity and other operations                               -           235,000
  General and administrative costs                                  293,000           741,000
  Interest paid                                                           -         4,023,000
  Other disbursements                                                     -            27,000
                                                                  ---------       -----------
                                                                    305,000         5,464,000
                                                                  ---------       -----------
Net cash flow provided by (used in)
  operating activities                                             (222,000)        9,754,000
                                                                  ---------       -----------

Cash flows from investing activities:
  Purchases of inventory and deferred expenditures                  (11,000)                -
  Proceeds from sale of property and equipment                            -            25,000
  Proceeds from release of restricted cash                          381,000           807,000
  Payments to establish restricted cash                                   -        (1,532,000)
                                                                  ---------       -----------
Net cash flow provided by (used in) investing activities            370,000         ( 700,000)
                                                                  ---------       -----------

Cash flows from financing activities:
  Proceeds from notes receivable                                      4,000             1,000
  Proceeds from borrowings                                           15,000                 -
  Principal payments on debt                                       (300,000)       (8,896,000)
                                                                  ---------       -----------
  Net cash flow (used in) financing activities                     (281,000)       (8,895,000)
                                                                  ---------       -----------

Net increase (decrease) in cash and cash equivalents               (133,000)          159,000

Cash and cash equivalents at beginning of year                      161,000             2,000
                                                                  ---------       -----------
Cash and cash equivalents at end of year                          $  28,000       $   161,000
                                                                  =========       ===========

Non-cash investing and financing activities:
  Earnings capitalized into restricted cash                       $  55,000       $    42,000
                                                                  ---------       -----------
  Interest paid from restricted cash                              $ 142,000       $    64,000
                                                                  ---------       -----------


                      See accompanying notes to consolidated financial statements.

                                 PGI INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                              Years ended December 31, 1999 and 1998
                                                                    1999              1998
                                                                    ----              ----
Reconciliation of net income (loss) to net cash provided by
  operating activities:

Net Income (loss)                                               $(2,249,000)      $ 3,732,000

Adjustments to reconcile net income (loss) to net cash
  Provided by (used in) operating activities:
      Depreciation and amortization                                       -             8,000
      Net allowance and valuations related
        to real estate sales                                       (160,000)          118,000
      (Gain)Loss on sale or disposition of property,
        plant & equipment                                                 -           (16,000)
      Earnings capitalized into restricted cash                     (55,000)          (76,000)
      Interest released from restricted cash                        142,000            64,000

(Increase) decrease in:
  Contracts and mortgages receivable                                257,000           (59,000)
  Other receivables                                                       -           (24,000)
  Land and improvement inventories-net                              129,000         8,103,000
  Prepaid expenses & deposits                                        (2,000)          609,000
 Increase (decrease) in:
  Accounts payable                                                   11,000          (259,000)
  Accrued interest                                                1,704,000        (1,937,000)
  Other accrued expenses                                              1,000          (509,000)
                                                                -----------       -----------
Net cash flow provided by (used in) operating
  activities                                                    $  (222,000)      $ 9,754,000
                                                                ===========       ===========


                    See accompanying notes to consolidated financial statements.


                                          PGI INCOPORATED AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                       Years ended December 31, 1999 and 1998

                                     Preferred Stock                       Common Stock                                 Retained
                                     ---------------                       ------------                                 Earnings
                                 Shares         Par Value            Shares         Par Value     Paid-In Capital      (Deficit)
                                 ------         ---------            ------         ---------     ---------------      ---------
Balances at 1/1/98            2,000,000        $2,000,000         5,317,758          $532,000       $13,498,000      $(41,895,000)

Net Income                            -                 -                 -                 -                 -         3,732,000
                              ---------        ----------         ---------          --------       -----------      ------------
Balances at 12/31/98          2,000,000        $2,000,000         5,317,758          $532,000       $13,498,000      $(38,163,000)

Net Loss                              -                 -                 -                 -                 -        (2,249,000)
                              ---------        ----------         ---------          --------       -----------      ------------
Balances at 12/31/99          2,000,000        $2,000,000         5,317,758          $532,000       $13,498,000      $(40,412,000)
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

New Accounting Standards
------------------------

     FAS 133, "Accounting for Derivative Instruments and Hedging Activities," which was issued in June 1998, establishes accounting and reporting standards for derivative instruments and hedging activities. Under FAS 133, derivatives are recognized on the balance sheet at fair value as an asset or liability. Changes in the fair value of derivatives are reported as a component of other comprehensive income or recognized as earnings through the income statement depending on the nature of the instrument. FAS 133, as amended, is effective for all quarters of fiscal years beginning after June 15, 2000 with earlier adoption permitted. The Corporation has not adopted FAS 133 yet and is currently evaluating FAS 133's effect on its financial position and results of operations, but it is not expected to have a material impact.

Rounding
--------

     The dollar amounts in the accompanying financial statements and notes to the financial statements have been rounded to the nearest thousand.

2.   Real Estate Sales, Other Income and Other Expense:
     --------------------------------------------------

Real estate sales and cost of sales consisted of:

                                        1999               1998
                                        ----               ----
Sales:
      Homesites sales                 $27,000          $    37,000
      Bulk acreage sale                     -           13,447,000
                                      -------          -----------
                                      $27,000          $13,484,000
                                      =======          ===========

Cost of Sales:
      Homesite sales                  $ 3,000          $     8,000
      Bulk acreage sale                     -            8,427,000
                                      -------          -----------
                                      $ 3,000          $ 8,435,000
                                      =======          ===========

     On May 13, 1998, a bulk acreage sale comprising approximately 4,890 acres of undeveloped real property was consummated. After this sale, the Company has approximately 370 acres of undeveloped real property remaining.

                                        1999               1998
                                        ----               ----
Other income consisted of:
      Commission income               $     -            $ 247,000
      Other income                     38,000              113,000
                                      -------            ---------
                                      $38,000            $ 360,000
                                      =======            =========

Other expenses consisted of:
      Reduction of previously
        accrued property taxes        $     -             (248,000)
      Other expenses                   51,000              255,000
                                      -------            ---------
                                      $51,000            $   7,000
                                      =======            =========

3.   Restricted Cash:
     ----------------

     Restricted cash includes restricted proceeds held by the primary lender as collateral for debt repayment, an escrow for payment of disputed real estate taxes, funds pledged to Florida agencies related to water quality standards, and escrowed receipts related to sold contracts receivable.

     Restricted cash of $372,000 was released subsequent to year end, on February 24, 2000. The restricted fund had been established with the deposit of $250,000 in escrow for twenty years pursuant to a Permit Agreement entered into June 19, 1973. The agreement provided for state certification of water quality standards in conjunction with construction of navigable waterways in Charlotte County, Florida.

4.   Receivables on Real Estate Sales:
     ---------------------------------

     Net receivables on real estate consisted of:

                                             1999              1998
                                             ----              ----
Contracts receivable on homesite sales    $ 376,000         $ 644,000
Other                                             -            84,000
                                          ---------         ---------
                                          $ 376,000           728,000
Less: Allowance for cancellations          (376,000)         (631,000)
                                          ---------         ---------
                                          $       -         $  97,000
                                          =========         =========

     The Company generally considers receivables on real estate sales delinquent if the scheduled installment payment is over 30 days past due. At December 31, 1999 and 1998 delinquent receivables approximated $376,000 and $631,000 respectively.

     Contracts receivable on homesite sales and related receivables are fully provided for cancellation at December 31, 1999. The Company has been actively pursuing collection on the delinquent receivables. An assessment is made for each contract receivable as to the economic benefit of reacquisition of the lot considering the cost of foreclosure, delinquent taxes and association fees due, and estimated current sale value of the lot. For those with benefit, foreclosure action is begun in the absence of payment or receipt of a quit claim deed of the property back to the Company.

     At December 31, 1999, 33% of the Company's receivables from real estate sales represented customers who maintain foreign status, and 5% represented accounts which are IRA's.

     Effective June 1, 1998 the Company purchased contracts receivable back from Finova Capital Corporation and settled on related debt obligations with Finova. The Company had originally sold the contracts receivable on homesite sales totaling approximately $9,246,000 before consideration of a related unamortized valuation discount of approximately $1,197,000 at the time of the sale. For financial reporting purposes this transaction had been treated as a financing transaction, since the Company had a potential obligation to repurchase the contracts receivable on homesite sales under conditions other than the recourse provision of the sales agreement. The repurchase resulted in an extraordinary gain of $870,000 in settlement of debt and elimination of an unamortized valuation discount of $39,000.

5.   Land and Improvements:
     ----------------------
     Land and improvement inventories consisted of:

                                          1999              1998
                                          ----              ----
         Unimproved land                $613,000          $613,000
         Fully improved land             150,000           276,000
                                        --------          --------
                                        $763,000          $889,000
                                        ========          ========

6.   Property and Equipment:
     -----------------------
     Property and equipment consisted of:

                                          1999              1998
                                          ----              ----
         Furniture, fixtures and other  $ 31,000          $ 93,000
           equipment
         Less accumulated depreciation   (31,000)          (92,000)
                                        --------          --------
                                        $      -          $  1,000
                                        ========          ========

Depreciation:                           $      -          $  8,000
                                        ========          ========

7.   Other Assets:
     -------------
     Other assets consisted of:

                                          1999              1998
                                          ----              ----
         Deposit with Trustee of 6 1/2%
           debentures                   $144,000          $138,000
         Other                            22,000            18,000
                                        --------          --------
                                        $166,000          $156,000
                                        ========          ========

8.   Other Liabilities:
     ------------------
     Other liabilities consisted of:

                                                1999          1998
                                                ----          ----
         Accrued property taxes
            - current                       $   35,000     $   32,000
            - delinquent                       668,000        675,000
         Other accrued expenses                495,000        328,000
         Deposits, advances and                      -        174,000
            escrows
         Estimated recourse liability           21,000          9,000
           for receivables sold
                                            ----------     ----------
                                            $1,219,000     $1,218,000
                                            ==========     ==========

9.   Credit Agreements - Primary Lender and Notes Payable:
     -----------------------------------------------------
     Credit agreements with the Company's primary lender and notes payable consisted of the following:

                                                1999          1998
                                                ----          ----
         Credit agreements - primary
           lender (Balance is past due,
           bearing interest at prime plus
           5.0%):                            $ 700,000     $1,000,000

      Notes payable -
           $1,176,000 bearing interest at
           prime rate plus 2%, the
           remainder bearing interest at
           12%; all past due                 1,213,000      1,198,000
                                            ----------     ----------
                                            $1,913,000     $2,198,000
                                            ==========     ==========


The prime rate at December 31, 1999 was 8.50%.

     At December 31, 1999 assets collateralizing the Company's credit agreements with its primary lender and notes payable totaled $1,639,000, of which $506,000 represented escrow held by the primary lender, $376,000 represented gross receivables on real estate sales, $43,000 represented other receivables, and $714,000 represented land and improvement inventories.

     The overall weighted average interest rate for the Company's credit agreements with its primary lender and all remaining notes and mortgages was approximately 11.2% as of December 31, 1999 and 13.1% as of December 31, 1998.

     Although substantially all of the Company's real and personal property including all of the stock of the Company's wholly-owned subsidiaries remains pledged as collateral, the Company negotiated agreements with its mortgage holders to allow the Company to sell part of its land holdings without requiring full payment of the secured debt.

     All of the primary lender debt and notes payable are past due.

10.  Subordinated Convertible Debentures Payable:
     --------------------------------------------
     Subordinated debentures payable consisted of:

                                            1999              1998
                                            ----              ----
         6 1/2%, due June 1991           $1,034,000        $1,034,000
         6%, due May 1992                 8,025,000         8,025,000
                                         ----------        ----------
                                         $9,059,000        $9,059,000
                                         ==========        ==========

     Since issuance, $650,000 and $152,000 of the 6 1/2% and 6% debentures, respectively, have been converted into common stock;
however, this conversion feature is no longer in effect.

     The Company is in default of certain sinking fund and interest payments on both subordinated debentures totaling $9,059,000 in principal plus accrued and unpaid interest of $6,622,000 at December 31, 1999 and $5,811,000 as of December 31, 1998.

     The debentures are not collateralized and are not subordinated to each other, but are subordinated to senior indebtedness ($3,413,000 at December 31, 1999). Payment of dividends on the Company's common stock is restricted under the terms of the two indentures pursuant to which the outstanding debentures are issued.

     In order to satisfy the obligation to debenture holders, the Company has been and intends to continue to:

- actively seek buyers for the remaining portion of the undeveloped acreage, when appropriate;
-   diligently pursue collection of its receivables; and
-   determine if potential merger or joint venture candidates exist.

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

     The debentures held by Love-1989 Florida Partners, L.P., which total $796,950 in principal amount are secured by a second mortgage behind PGIP, LLC in the approximate 370 acres retained by the Company and a security interest behind that held by PGIP, LLC in the restricted proceeds escrow.

     Accrued interest was $4,701,000 and $3,904,000 at December 31, 1999 and 1998 respectively.

12.  Income Taxes:
     Reconciliation of the statutory federal income tax rates, 34% for the years ended December 31, 1999 and 1998, to the Company's effective income tax rates follows:

                                                  1999                                1998
                                                  ----                                ----
                                                            ($ in thousands)
                                    Amount of tax      Percent of       Amount of tax       Percent of
                                    -------------     Pre-tax Loss      -------------      Pre-tax Loss
                                                      ------------                         ------------
Expected tax (credit)                   $(765)           (34.0%)          $ 1,269              34.0%
State income taxes, net of                (90)            (4.0%)              149               4.0%
  federal tax benefits
Current year unused book                  855             38.0%            (1,418)            (38.0%)
                                        -----            ------           -------             ------
  operating loss                        $   -                -            $     -                 -
                                        =====            ======           =======             ======

     At December 31, 1999, the Company had an operating loss carry forward of approximately $36,000,000 which will expire at various dates through 2012. In addition, the Company had unused investment tax credits of approximately $215,000 which will expire at varying dates through 2004.

                                                              1999              1998
                                                              ----              ----
Deferred tax asset:
      Net operating loss carryover                       $ 13,600,000      $ 12,580,000
      Adjustments to reduce land to net
        realizable value                                       12,000            12,000
      Expenses capitalized under IRC 263(a)                    56,000            56,000
      ITC carry forward                                       215,000           215,000
      Other                                                         -                 -
      Valuation allowance                                 (13,711,000)      (12,691,000)
                                                         ------------      ------------
                                                         $    172,000      $    172,000
Deferred tax liability:
      Basis difference of land and
        improvement inventories                          $    172,000      $    172,000
                                                         ------------      ------------

Net deferred tax asset                                   $          0      $          0
                                                         ============      ============

13.  Capital Stock:
     --------------

     In March 1987, the Company sold in a private placement 1,875,000 shares of its Class A cumulative convertible preferred stock to Love-PGI Partners, L.P. ("L-PGI") for a purchase price of $7,500,000 cash ($4.00 per share). The Company also converted $500,000 of indebtedness owed to a corporation owned by the Company's former Chairman of the Board of Directors and members of his family into 125,000 shares of the cumulative convertible preferred stock.

     The holders of the preferred stock are entitled to one vote per share and, except as provided by law, will vote as one class with the holders of the common stock. Class A preferred stockholders are also entitled to receive cumulative dividends at the annual rate of $.32 per share, an effective yield of 8%. Dividends accrued for an initial two year period and, at the expiration of this period, preferred stockholders had the option of receiving accumulated dividends, when and if declared by the Board of Directors, in cash (unless prohibited by law or contract) or common stock. At December 31, 1999 cumulative preferred dividends in arrears totaled $2,996,000 ($640,000 of which related to the year ended December 31, 1999). On May 15, 1997 preferred dividends accrued through April 25, 1995 totaling $4,260,433 were paid in the form of 2,000,203 shares of common stock.

     As of December 31, 1999, the preferred stock is callable or redeemable at the option of the Company at $4.00 per share plus accrued and unpaid dividends. In addition, the preferred stock will be entitled to preference of $4.00 per share plus accrued and unpaid dividends in the event of liquidation of the Company.

     At December 31, 1999 the Company had reserved 4,684,138 common shares for the conversion of debentures.

14.  Quarterly Results:
     ------------------

     In the fourth quarter of 1999 the contracts receivable and allowance for contracts receivable were adjusted to consider delinquent accounts for which quit claim deeds had been filed and property was effectively reacquired. In addition, doubtful accounts on other receivables relating to real estate sales were fully provided for with an adjustment of $48,000 reflected in other expense. Utility inventory relating to sold lots, and respective deferred utility charges were adjusted as well as prepaid utility balances to recognize $14,000 in other income.

     In addition, in the fourth quarter of 1999, the $160,000 fee due per the terms of the settlement agreement for the restricted escrow related to the water quality issue in Charlotte County, Florida was recognized in general and administrative expenses.

15.  Commitments and Contingencies:
     ------------------------------

     The Company is a party to various legal proceedings incidental to the normal operation of its business.

     One instance of litigation involves Sugarmill Woods, Inc. and Citrus County Tax Collector. In 1994, the Citrus County Tax Appraiser denied agricultural exemption status for the undeveloped Sugarmill Woods property and the Company was forced to sue the County to reclaim the tax benefit. In 1995, the Citrus County Tax Appraiser again denied agricultural exemption status for the undeveloped Sugarmill Woods property, but was overruled by the Value Adjustment Board. As a result, the Tax Appraiser sued Sugarmill Woods, and was again successful in denying the agricultural exemption for the property. The Company won on appeal, but the Tax Assessor appealed to the Supreme Court of Florida to reinstate the exemption. On April 1,1999, the Supreme Court of Florida issued their opinion in favor of Sugarmill Woods, Inc. A motion has been filed to recover permissible expenses incurred in litigating the case. On November 9, 1999 the Circuit Court of Citrus County adjudged the agricultural classification applicable to tax years 1994, 1995 and 1996. Tax year 1997 remains in dispute on a matter of timely filing of petition for exemption. There is a restricted escrow of $557,000 for payment of the taxes.

     The aggregate outstanding balances of receivables sold or exchanged with recourse by the Company, not including those receivables associated with the March 1988 financing transaction previously discussed in Note 4, totaled approximately $42,000 and $48,000 at December 31, 1999 and 1998 respectively. Based on its collateral experience with such receivables, the Company maintained an allowance at December 31, 1999 and 1998 classified in other liabilities, of approximately $21,000 and $9,000 respectively for the recourse provisions related to all receivables sold.

     Under the terms of the receivables sale agreements the Company must repurchase contracts greater than 90 days past due or exchange current contracts owned by the Company. The repurchase price is equal to the outstanding principal balance of the delinquent contract plus accrued interest. At December 31, 1999, sold contracts receivable greater than 90 days past due totaled $21,000. The related accrued interest is considered immaterial.

16.  Related Party Transactions:
     ---------------------------

     As of December 31, 1999 the Company was in default of its primary credit agreements with PGIP, LLC ("PGIP"). In September 1999, the Company made a payment of $300,000 on primary lender debt utilizing restricted cash funds. In May 1998, concurrent with the bulk acreage sale the Company paid a portion of the principal and all of the past due accrued interest due PGIP (See Note 2).

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

     In 1994, the Company moved its administration and accounting offices to Love Real Estate Company ("LREC"). LREC, which is an affiliate of L-PGI, the Company's preferred shareholder, is paid a monthly fee for the following:

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

     Effective March 25, 1987, the Company entered into the Management Agreement with LREC. As a consultant to the Company and in addition to the above services, LREC provides other services including, but not limited to, strategic planning, marketing and financing as requested by the Company. In consideration for these consulting services, the Company pays LREC a quarterly consulting fee of one-tenth of one per cent of the book value of the Company's assets, plus reasonable out-of-pocket expenses. As of December 31, 1999, the book value of the Company's assets was approximately $2,400,000. Consulting fees totaling $12,000 and $29,000 were accrued during 1999 and 1998 respectively. As of December 31, 1999, a total of $308,000 of unpaid fees had accrued under the Management Agreement.

     An affiliate of L-PGI, the Company's preferred shareholder, Love Investment Company made uncollateralized loans to the Company, with balances of $15,000 and $585,000 in 1999 and 1998. The 1999 loan remains outstanding as of December 31, 1999. The 1998 loan balance plus accrued interest was paid off June 19, 1998. Interest charged on these loans was $1,000 and $32,000 for 1999 and 1998, respectively.

     In 1985 a corporation owned by the former Chairman of the Board and his family made an uncollateralized loan to the Company, which at December 31, 1999 had an outstanding balance, including accrued interest of $411,000. Interest accrued on this loan was $18,000 for 1999 and 1998.

17.  Fair Value of Financial instruments:
     ------------------------------------

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and Short-Term Investments:

     The carrying amount approximates fair value because of the short maturity of those instruments.

Debt:

     It was not practicable to estimate the fair value of the Company's debt with its primary lender, its notes payable and its convertible debentures because these debts are in default causing no basis for estimating value by reference to quoted market prices or current rates offered to the Company for debt of the same remaining maturities.

Accounts Payable:

     The carrying amount approximates fair value because of the short-term maturity of those debts. The estimated fair values of the Company's financial instruments are as follows:

                                                      Carrying                  Fair
          1999                                         Amount                   Value
          ----                                         ------                   -----
Cash and short-term investments                     $ 1,469,000              $1,469,000
Accounts payable                                         37,000                  37,000
Debt                                                 12,472,000                       -

18.  Income (Loss) Per Share:
     ------------------------
     The following is a summary of the calculations used in computing basic and diluted income (loss) per share:

                                                       1999                    1998
                                                       ----                    ----
Numerator:
Net Income (Loss)                                   $(2,249,000)             $3,732,000
Preferred Dividends                                    (640,000)               (640,000)
                                                    -----------              ----------
Income (Loss) Available to
  Common Shareholders                               $(2,889,000)             $3,092,000
                                                    ===========              ==========

Denominator:
BASIC
Weighted average amount of shares
  outstanding                                         5,317,758               5,317,758

DILUTED
Weighted average amount of shares
  outstanding                                         5,317,758               5,317,758
Dilutive effect of assumed conversion
  of Preferred Stock                                          -               3,320,000
                                                    -----------              ----------
Dilutive common shares                                5,317,758               8,637,758
                                                    ===========              ==========


Earnings (loss) per share
      Basic                                                (.54)                   0.58
      Dilutive                                             (.54)                   0.36

Item 8.  Changes in and Disagreements with Accountants on Accounting
-------  -----------------------------------------------------------
         and Financial Disclosure
         ------------------------

     Not Applicable.

                                PART III
                                --------

Item 9.  Directors and Executive Officers of the Registrant;
-------  ---------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

     The following information, regarding executive officers and directors of the Company, is as of March 25, 2000.

                                 Position with Company and Business Experience
     Name and Age                During the Last Five Years
     ------------                ---------------------------------------------
Laurence A. Schiffer             Director of the Company since April 1987; President and
    (age 60)                     Chief Executive Officer of the Company since February 1994;
                                 Vice Chairman of the Board since May 1987; President and
                                 Chief Executive Officer of Love Real Estate Company and Love
                                 Investment Company since 1973; Chairman of Heartland Bank
                                 and President of LSHC, the parent company of Heartland Bank since December 1985; Manager of PGIP since 1995; member of the Real Estate Board of Metropolitan St. Louis and the
                                 National Association of Real Estate Boards.

Andrew S. Love Jr.               Chairman of the Company's Board of Directors since May
    (age 56)                     1987; Secretary since February 1994; Chairman of the Board of Love Real Estate Company and Secretary of Love Investment
                                 Company since 1973; Partner in St. Louis based law firm of
                                 Bryan, Cave, McPheeters & McRoberts until 1991; Director of
                                 Heartland Bank and Chairman of LSHC, the parent company of
                                 Heartland Bank since December 1985; Manager of PGIP since
                                 1995.

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

     Neither Mr. Schiffer nor Mr. Love received fees from any source directly attributable to their services as directors of the Company during 1999.

Item 11.  Security Ownership of Certain Beneficial Owners and
--------  ---------------------------------------------------
          Management
          ----------

     The table below provides certain information as of March 25, 2000 regarding the beneficial ownership of the Common Stock and the Preferred Stock by each person known by the Company to be the beneficial owner of more than five percent of either the Common Stock or the Preferred Stock, each director of the Company (which persons are also the Company's only executive officers), and by virtue of the foregoing, the directors and executive officers of the Company as a group.

                                                                                                Percent of Total
                                                                                                ----------------         Percent of
                                                 Common               Preferred              Common        Preferred   Total Voting
         Name                                    Stock                  Stock               Stock<F1>        Stock       Power<F1>
         ----                                    -----                  -----               ---------        -----       ---------
Estate of Harold Vernon                       998,777<F2><F3>               -                 18.8%             -          13.7%
Alfred M. Johns                               437,414<F4>             125,000<F4>              8.2%           6.3%          7.7%
Love-PGI Partners, L.P.                     2,260,706<F5>           1,875,000<F5>             42.5%          93.8%         56.5%
Andrew S. Love, Jr.                           385,516<F6>           1,875,000<F6>             42.5%          93.8%         56.5%
Laurence A. Schiffer                          385,516<F7>           1,875,000<F7>             42.5%          93.8%         56.5%
All executive officers and directors
   as a group (2 persons)                     385,516<F8>           1,875,000<F8>             42.5%          93.8%         56.5%

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

     Effective as of March 25, 1987, the Company entered into the Management Agreement with LREC. As a consultant to the Company and in addition to the above services, LREC provides other services including, but not limited to, strategic planning, marketing and financing as requested by the Company. In consideration for these consulting services, the Company pays LREC a quarterly consulting fee of one-tenth of one per cent of the book value of the Company's assets, plus reasonable out-of-pocket expenses. As of December 31, 1999, the book value of the Company's assets was approximately $2.4 million. Consulting fees totaling $12,000 were accrued during 1999 and the Company made payments of $22,000 in consulting fees in 1998.
As of December 31, 1999, a total of $308,000 of unpaid fees had accrued under the Management Agreement. In July 1992 accrued management fees were reduced by $1,042,000 as partial consideration for the conveyance by the Company of 350 acres of real estate to L-PGI, which conveyance is described in more detail in the paragraph below describing the Debentures. These 350 acres comprise a portion of the Property sold in May 1998.

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

     An affiliate of L-PGI, Love Investment Company, made uncollateralized loans to the Company, with balances of $15,000 and $585,000 in 1999 and 1998. The 1999 loan remains outstanding as of December 31, 1999. The 1998 loan balance plus interest was paid off June 19, 1998. Interest charged on these loans was $1,000 and $32,000 for 1999 and 1998 respectively.

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

     As of December 31, 1999, Love-1989 held $796,950 in principal amount of the Debentures with respect to which there was at that date accrued and unpaid interest in the amount of $2,522,000. In 1990, $703,050 principal amount of the Debentures was transferred by Love-1989 to one of its (now former) limited partners. That former limited partner continues to hold such Debentures and as of December 31, 1999 there was accrued and unpaid interest with respect thereto in the amount of $2,179,000.

     In 1985, a corporation owned by Alfred M. Johns, the former Chairman of the Company, and his family made an uncollateralized loan to the Company, which at December 31, 1999 had an outstanding balance, excluding accrued interest, of $176,000. Besides being a direct owner of Common and Preferred Stock, Mr. Johns has no other direct or indirect affiliations with the Company.

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

     During 1998, PGIP further advanced $186,240 to the company to pay fees incurred to continue professional work on the bulk sale of property under the aforementioned Option Agreement, as Amended. On May 13, 1998 upon closing of the bulk acreage sale, the Company paid PGIP $10,362,193 in principal and accrued interest which left $1,000,000 in principal outstanding.

     After payment of its debts and liabilities with the closing of the bulk acreage sale in May of 1998, PGIP made cash distributions to its members in accordance with its Operating Agreement. LSHC, which holds approximately 75% of the PGIP limited liability company interests, received approximately $2,505,097 in excess of its investment in PGIP. Because Messrs. Love and Schiffer, the Company's only directors and executive officers, together own 52% of LSHC, they could be deemed to have "profited" by an aggregate of approximately $1,302,650. The amount of profit to LSHC and Messrs. Love and Schiffer is based on the use of proceeds set forth above. It could increase upon payment of the remaining $1,000,000 mortgage amount and interest and by an additional amount of up to ten percent of PGIP's profit over a specified minimum rate of return based upon the incentive arrangements that PGIP has with its members.

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

     Since closing, funds have been disbursed from the $1,000,000 escrow to pay interest on the First Mortgage Indebtedness, to make a $300,000 principal payment on the Mortgage in September, 1999, and to release $50,000 to the Company to pay operating expenses in October, 1999.

     The Company believes that the foregoing transactions were on terms comparable to those, which would have been obtained from unaffiliated persons.

Item 13.  Exhibits, Financial Statement Schedules & Reports on Form 8-K
--------  -------------------------------------------------------------
         10-KSB                                                    Form
(a) 1.   Financial Statements                                  Page Number
         Report of Independent Accountants                          13
                                                                    --
         Consolidated Statements of Financial Position
           December 31, 1999 and 1998                               14
                                                                    --
         Consolidated Statements of Operations Years Ended
           December 31, 1999 and 1998                               15
                                                                    --
         Consolidated Statements of Cash Flows Years Ended
           December 31, 1999 and 1998                             16-17
                                                                  -----
         Consolidated Statements of Stockholders' Deficiency
           Years Ended December 31, 1999 and 1998                   18
                                                                    --
         Notes to Consolidated Financial Statements               19-31
                                                                  -----

(a) 2.  Exhibits
        Reference is made to the Exhibit Index contained on pages 40 to 44 herein for a list of exhibits filed under this Item.

(b)     Reports on Form 8-K.
        None were filed in the fourth quarter of 1999.

(c) See the Exhibit Index contained on pages 40 to 44 herein for a list of each management contract, compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this report: Exhibits 10.1, 10.2 and 10.5.

(d)     None

                               SIGNATURES
                               ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Louis, State of Missouri, on this 14th day of April, 2000.

                                 PGI INCORPORATED
                                 (Registrant)

                                 By: /s/ Laurence A. Schiffer
                                     ------------------------
                                 Laurence A. Schiffer, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                     Title                            Date
---------                     -----                            -----
/s/ Andrew S. Love, Jr.       Chairman of the Board            April 14, 2000
------------------------      Secretary
Andrew S. Love, Jr.

/s/ Laurence A. Schiffer      Vice Chairman of the             April 14, 2000
------------------------      Board, President, Principal
Laurence A. Schiffer          Executive Officer, Principal
                              Financial Officer and
                              Principal Accounting Officer

EXHIBIT INDEX

2.           Inapplicable.

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

11.          See Note 18 to the consolidated financial statements.

13.          Inapplicable.

16. Coopers and Lybrand's letter to the SEC dated February 9, 1995 (filed as Exhibit 16 to the Registrant's Form 8-K dated February 9, 1995 and incorporated herein by reference).

18.          Inapplicable.

21.          Subsidiaries of the Registrant, filed herein.

22.          Inapplicable.

23. Consent of Independent Certified Public Accountants, filed herein.

24.          Inapplicable.

27.          Financial Data Schedule, filed herein.

99.          Inapplicable.