Form 10QSB
period 2000-03-31
PGI INC
filed 2000-05-15
CIK 81157

                     PGI INCORPORATED AND SUBSIDIARIES

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                               FORM 10 - QSB

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

              For the quarterly period ended     March 31, 2000
                                            ------------------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                   -----------------  --------------------
     Commission File Number            1-6471
                           -----------------------------------------------

     PGI INCORPORATED
     ---------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

                FLORIDA                                59-0867335
     --------------------------------          ---------------------------
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
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 12, 2000 there were 5,317,758 shares of the Registrant's common stock outstanding.

     Transitional Small Business Disclosure Format (Check one):

     Yes     No X
        ---    ---

                            PGI INCORPORATED AND SUBSIDIARIES

                                     Form 10 - QSB
                          For the Quarter Ended March 31, 2000
                                   Table of Contents
                                   -----------------

                                                                          Form 10 - QSB
                                                                             Page No.
                                                                          -------------
PART I            Financial Information

         Item 1   Financial Statements
                  Consolidated Statements of Financial Position
                     March 31, 2000 and December 31, 1999                       3

                  Consolidated Statements of Operations
                     Three Months Ended March 31, 2000 and 1999                 4

                  Condensed Consolidated Statements of Cash Flows
                     Three Months Ended March 31, 2000 and 1999                 5

                  Notes to Consolidated Financial Statements for
                     Form 10 - QSB                                            6 - 10

         Item 2   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations           11 - 14

PART II           Other Information

         Item 1   Legal Proceedings                                            15

         Item 2   Changes in Securities                                        15

         Item 3   Defaults Upon Senior Securities                              15

         Item 4   Submission of Matters to a Vote of Security Holders          15

         Item 5   Other Information                                            15

         Item 6   Exhibits and Reports on Form 8 - K                           15

SIGNATURES                                                                     16

                   PGI INCORPORATED AND SUBSIDIARIES

Part I            Financial Information
        Item 1    Financial Statements

                   CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                ($ in thousands)
                                                          March 31,     December 31,
                                                            2000           1999
                                                            ----           ----
ASSETS
      Cash and cash equivalents                           $     28       $     28
      Restricted cash                                        1,050          1,441
      Receivables                                               42             43
      Land and improvement inventories                         769            763
      Other assets                                             169            166
                                                          --------       --------
                                                          $  2,058       $  2,441
                                                          ========       ========

LIABILITIES
      Accounts payable & accrued expenses                 $    230       $    553
      Accrued real estate taxes                                719            703
      Accrued interest:
         Debentures                                         11,746         11,323
         Other                                               1,803          1,772
      Credit Agreements -
         Primary lender                                        700            700
         Notes payable                                       1,198          1,213
      Subordinated debentures payable                        9,059          9,059
      Convertible debentures payable                         1,500          1,500
                                                          --------       --------
                                                          $ 26,955       $ 26,823
                                                          ========       ========

STOCKHOLDERS' EQUITY
      Preferred stock, par value $1.00 per share;
         authorized 5,000,000 shares; 2,000,000
         Class A cumulative convertible shares issued
         and outstanding; (liquidation preference of
         $8,000,000 and cumulative dividends)                2,000          2,000
      Common stock, par value $.10 per share;
         authorized  25,000,000 shares; 5,317,758
         shares issued and outstanding                         532            532
      Paid in capital                                       13,498         13,498
      Accumulated deficit                                  (40,927)       (40,412)
                                                          --------       --------
                                                           (24,897)       (24,382)
                                                          --------       --------
                                                          $  2,058       $  2,441
                                                          ========       ========

See accompanying notes to consolidate financial statements for Form 10 - QSB.

                   PGI INCORPORATED AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS
                          ($ in thousands)
                            (Unaudited)

                                                Three Months Ended
                                                ------------------
                                               March 31,   March 31,
                                                 2000        1999
                                                 ----        ----
REVENUES
      Interest income                            $   9       $  20
      Other income                                   3           3
                                                 -----       -----
                                                    12          23
                                                 -----       -----

COSTS AND EXPENSES
      Interest                                   $ 480       $ 449
      Taxes & Assessments                           16          30
      Consulting & Accounting                       11          12
      Legal & Professional                          11          21
      General & Administrative                       9          23
                                                 -----       -----
                                                   527         535
                                                 -----       -----
NET INCOME (LOSS)                                $(515)      $(512)
                                                 =====       =====

NET INCOME (LOSS) PER SHARE<F*>                  $(.13)      $(.13)
                                                 =====       =====

<F*> Considers the effect of cumulative preferred dividends in arrears for the three months ended March 31, 2000 and 1999.

See accompanying notes to consolidated financial statements for Form 10 - QSB

                    PGI INCORPORATED AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ($ in thousands)
                                   (Unaudited)

                                                              Three Months Ended
                                                              ------------------
                                                           March 31,       March 31,
                                                             2000            1999
                                                             ----            ----

Net cash provided by (used in) operating activities          $(358)          $(90)
                                                             -----           ----

Cash flows from investing activities:
      Proceeds from release of restricted cash                 372              -
      Proceeds from notes receivables                            1              1
                                                             -----           ----
      Net cash provided by investing activities                373              1
                                                             -----           ----

Cash flows from financing activities:
      Principal payments on debt                               (15)             -
                                                             -----           ----
      Net cash provided by (used in)
         financing activities                                  (15)             -
                                                             -----           ----

Net increase (decrease) in cash                                  0            (89)

Cash at beginning of period                                     28            161
                                                             -----           ----

Cash at end of period                                        $  28           $ 72
                                                             =====           ====

See accompanying notes to consolidated financial statements for Form 10 - QSB

                   PGI INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)   Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10 - QSB and therefore do not include all disclosures necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The Company's independent accountants included an explanatory paragraph regarding the Company's ability to continue as a going concern in their opinion on the Company's consolidated financial statements for the year ended December 31, 1999.

      The Company remains in default under the indentures governing its unsecured subordinated and convertible debentures and in default of its primary debt obligations. A significant payment on the primary debt obligation occurred with the sale of the undeveloped land in Citrus County upon closing May 13, 1998. (See
      Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 9 and 16 to the Company's consolidated financial statements for the year ended December 31, 1999, as contained in the Company's Annual Report on Form 10 - KSB).

      All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the three months ended March 31, 2000 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2000 or any other interim period.

(2)   Per Share Data

      Primary per share amounts are computed by dividing net income
      (loss), after considering cumulative dividends in arrears on the Company's preferred stock, by the average number of common shares and common stock equivalents outstanding. For this purpose, the Company's cumulative convertible preferred stock, and collateralized convertible debentures are not deemed to be common stock equivalents, but outstanding vested stock options are considered as such. However, under the treasury stock method, no vested stock options were assumed to be exercised, and therefore no common stock equivalents existed, for the calculation of primary per share amounts for the three months ended March 31, 2000 and 1999. The average number of common shares outstanding for the three months ended March 31, 2000 and 1999 was 5,317,758.

      Fully diluted per share amounts are computed by dividing net income (loss) by the average number of common shares outstanding, after adjusting both for the estimated effects of the assumed exercise of stock options and the assumed conversion of all cumulative convertible preferred stock, and collateralized convertible debentures into shares of common stock. For the three months ended March 31, 2000 and were 1999, no stock options assumed to be exercised and the effect of the assumed exercise of stock options and the assumed conversion of all cumulative convertible preferred stock, and collateralized convertible debentures would have been anti-dilutive.

                   PGI INCORPORATED AND SUBSIDIARIES

      The following is a summary of the calculations used in computing basic and diluted income (loss) per share for the three months ended March 31, 2000 and 1999.

                                                   Three Months Ended
                                                   ------------------
                                                March 31,       March 31,
                                                  2000            1999
                                                  ----            ----

      Net Income (Loss)                        $ (515,000)    $ (512,000)
      Preferred Dividends                        (160,000)      (160,000)
                                               ----------     ----------
      Income (Loss) Available to
         Common Shareholders                   $ (675,000)    $ (672,000)
                                               ==========     ==========

      Weighted Amount of Shares
         Outstanding                            5,317,758      5,317,758
      Basic and Diluted Loss Per
         Share                                 $     (.13)    $     (.13)

(3)   Statement of Cash Flows

      The Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows", which requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. Interest paid for the three months ended March 31, 2000 and 1999 was $25,000 and $43,000 respectively.

      For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

(4)   Restricted Cash

      Restricted cash includes restricted proceeds held by the primary lender as collateral for debt repayment, an escrow for payment of disputed real estate taxes, and escrowed receipts related to sold contracts receivable.

(5)   Receivables

      Net receivables consisted of:
                                                   March 31,     Dec. 31,
                                                     2000          1999
                                                     ----          ----
                                                      ($ in thousands)

      Contracts receivable on homesite sales        $ 349          $ 376

      Less:  Allowance for cancellations             (349)          (376)
                                                    -----          -----
      Net receivables on real estate sales              0              0
      Other receivables                                42             43
                                                    -----          -----
                                                    $  42          $  43
                                                    =====          =====

                   PGI INCORPORATED AND SUBSIDIARIES

(6)   Land and Improvements

      Land and improvement inventories consisted of:
                                                     March 31,      Dec. 31,
                                                       2000           1999
                                                       ----           ----
                                                        ($ in thousands)

      Unimproved land                                  $613           $613
      Fully improved land                               156            150
                                                       ----           ----
                                                       $769           $763
                                                       ====           ====

(7)   Property and Equipment

                                                     March 31,      Dec. 31,
                                                       2000           1999
                                                       ----           ----
                                                        ($ in thousands)

      Furniture, fixtures and other equipment          $ 31           $ 31
      Less:  Accumulated depreciation                   (31)           (31)
                                                       ----           ----
                                                       $  0           $  0
                                                       ====           ====

(8)   Other Assets

      Other assets consisted of:
                                                     March 31,      Dec. 31,
                                                       2000           1999
                                                       ----           ----
                                                        ($ in thousands)

      Deposit with Trustee of 6-1/2% debentures        $146           $144
      Other                                              23             22
                                                       ----           ----
                                                       $169           $166
                                                       ====           ====

(9)   Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consisted of:
                                                     March 31,      Dec. 31,
                                                       2000           1999
                                                       ----           ----
                                                        ($ in thousands)

      Accounts payable                                 $ 17           $ 37
      Accrued consulting fees                           161            308
      Accrued audit & professional                       30             26
      Accrued miscellaneous                               1            161
      Estimated recourse liability for
         Receivables sold                                21             21
                                                       ----           ----
                                                       $230           $553
                                                       ====           ====

                   PGI INCORPORATED AND SUBSIDIARIES

      Accrued Real Estate Taxes consisted of:

      Current real estate taxes                        $ 43           $ 35
      Delinquent real estate taxes                      676            668
                                                       ----           ----
                                                       $719           $703
                                                       ====           ====

(10) Primary Lender Credit Agreements, Notes Payable, Subordinated and Convertible Debentures Payable

      Credit agreements with the Company's primary lender and notes payable consisted of the following:

                                                     March 31,      Dec. 31,
                                                       2000           1999
                                                       ----           ----
                                                        ($ in thousands)

      Credit agreements - primary lender:
        (maturing July 8, 1997, bearing interest
        at prime plus 5%)                             $   700        $   700
      Notes payable - $1,176,000
        Bearing interest at prime plus 2%               1,198          1,213
                                                      -------        -------

      Subordinated debentures payable:

        At 6-1/2% interest: due June 1991               1,034          1,034
        At 6% interest; due May 1, 1992                 8,025          8,025
                                                      -------        -------
                                                      $ 9,059        $ 9,059
                                                      =======        =======

      Collateralized convertible debentures payable:

        At 14% interest; due July 8, 1997,
        convertible into shares of common stock
        at $1.72 per share                              1,500          1,500
                                                      -------        -------
                                                      $12,457        $12,472
                                                      =======        =======

(11)  Real Estate Sales and Other Income

      There were no real estate sales for the three months ended March 31, 2000 and 1999.

      Other income for the three months ended March 31, 2000 and 1999 was $3,000 for both quarters.

                   PGI INCORPORATED AND SUBSIDIARIES

(12)  Commitments and Contingencies

      The aggregate outstanding balances of all receivables sold and exchanged with recourse totaled $40,000 and $42,000 at March 31, 2000 and December 31, 1999, respectively. Based on its collection experience with such receivables, the Company maintained allowances at March 31, 2000 and December 31, 1999, classified in accounts payable and accrued expenses, of $21,000 for the recourse provision related to all receivables sold.

(13)  Income Taxes

      Effective January 1, 1993 the Company adopted Statement of
      Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires a change from the deferred method to the asset and liability method of accounting for income taxes.

      At December 31, 1999, the Company had an operating loss carryforward of approximately $36,000,000 to reduce future taxable income. These operating losses expire at various dates through 2012.

      The following summarizes the temporary differences of the Company at December 31, 1999 at the current statutory rate:

      Deferred tax asset:
         Net operating loss carryforward                      $ 13,600,000
         Adjustments to reduce land to net realizable value         12,000
         Expenses capitalized under IRC 263(a)                      56,000
         ITC carryforward                                          215,000
         Valuation allowance                                   (13,711,000)
                                                              ------------
                                                                   172,000


      Deferred tax liability:
         Basis difference of land and improvement
            inventories                                            172,000
                                                              ------------
      Net deferred tax asset                                  $          0
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

      During the fiscal year ended December 31, 1996, the Company's business focus and emphasis changed substantially as it concentrated its sales and marketing efforts almost exclusively on the disposition in bulk of its undeveloped, platted, residential real estate. This change was prompted by its continuing financial difficulties due to the principal and interest owed on its debt and management's conclusion that a bulk sale was the best way to reduce the Company's debt service obligations. On May 13, 1998, the Company sold approximately 4,890 acres of undeveloped real estate located mainly in Citrus County, Florida. Its remaining inventory primarily consists of 370 acres located in Hernando County, Florida. The Company intends to make a decision as to whether it will pursue the development and sale of the commercial property in accordance with its historical core business plans or whether it will attempt to sell such property in bulk. That decision will depend, in part, on whether the Company believes it can generate more revenue by developing and selling individual commercial properties or by selling in bulk.

Results of Operations

      Revenues for the first three months of 2000 decreased by $11,000 to $12,000 from $23,000 for the comparable 1999 period reflecting less interest income due to lower restricted cash balances. A net loss of $515,000 was incurred for the first three months of 2000 compared to net loss of $512,000 for the first three months of 1999. Expenses for the three months decreased by $8,000. After consideration of cumulative preferred dividends in arrears, totaling $160,000 for each of the three months ended March 31, 2000 and 1999 ($.05 per share of common stock), net income (loss) per share of $(.13) was reported for both three month periods ended March 31, 2000 and 1999.

      There were no real estate sales for the three months ended March 31, 2000 and 1999. Other income for the three months ended March 31, 2000 and 1999 was $3,000 for both quarters.

      As of March 31, 2000, the Company remained in default of its primary lender indebtedness with PGIP, LLC, ("PGIP"). PGIP holds restricted funds of the Company pursuant to an escrow agreement whereby funds may be disbursed (i) as requested by PGI and agreed to by PGIP, or
(ii) as deemed necessary and appropriate by PGIP, in either case, to protect PGIP's interest in the Retained Acreage (as hereinafter defined), including PGIP's right to receive principal and interest under the note agreement securing the remaining indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company. The restricted escrow held by the primary lender at March 31, 2000 and December 31, 1999 was $488,000 and $506,000 respectively. The real estate owned by the Company which has not been sold, approximately 370 acres (the "Retained Acreage") remains subject to the primary lender indebtedness.

                   PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

      The Company believes that the Retained Acreage in Hernando County, Florida may in the future prove to be of greater value per acre than the 4,890 acres sold in May, 1998 because of a greater ratio of acreage to frontage on the proposed Suncoast Expressway, and because of the close proximity to the planned interchange of the Suncoast Expressway with Highway 98. The Company believes that completion of the highway improvements could reasonably be expected to increase materially the value of the property. In December, 1999, the Hernando County Commission approved a change in land use of 40 acres of the parcel from residential to commercial use. The Company fully recognizes, however, that completion of the Suncoast Expressway, if it occurs, is still more than a year away, and that any information or projections of enhanced values are purely speculative.

      Restricted cash of $372,000 was released on February 24, 2000.
The restricted fund had been established with the deposit of $250,000 in escrow for twenty years pursuant to a Permit Agreement entered into June 19, 1973. The agreement provided for state certification of water quality standards in conjunction with construction of navigable waterways in Charlotte County, Florida. The escrow fund was extended for five years in 1993 and was going to be extended for another five years in 1998. The Company challenged this extension. A settlement agreement was reached whereby the Company received $212,000 of the escrowed funds and $160,000 was disbursed to the Burnt Store Isles Canal Maintenance Assessment District and the State of Florida Department of Environmental Protection.

      Contracts receivable on homesite sales and related receivables are fully provided for cancellation at March 31, 2000 and December 31, 1999. The Company has been actively pursuing collection on the delinquent receivables. An assessment is made for each contract receivable as to the economic benefit of reacquisition of the lot considering the cost of foreclosure, delinquent taxes and association fees due, and estimated current sale value of the lot. For those with benefit, foreclosure action is begun in the absence of payment or receipt of a quit claim deed of the property back to the Company. Four lots were reacquired through foreclosure in the three months ended March 31, 2000.

      Cash used in operating activities for the three months ended March 31, 2000 was $358,000 compared to $90,000 for the comparable 1999 period. With the release of restricted cash in February, 2000, $160,000 was paid in associated settlement fees and the Company paid $150,000 of accrued consulting fees to Love Real Estate Company. Cash used in financing activities in the amount of $15,000 was for repayment of a note payable to Love Investment Company.

                   PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Analysis of Financial Condition

      Assets totaled $2.1 million at March 31, 2000 compared to $2.4 million at December 31, 1999, reflecting the following changes:

                                            March 31,       Dec. 31,       Increase
                                              2000           1999         (Decrease)
                                              ----           ----         ----------

                                                       ($ in thousands)

      Cash and cash equivalents              $   28         $   28          $   -
      Restricted cash                         1,050          1,441           (391)
      Receivables                                42             43           (  1)
      Land and improvement inventories          769            763              6
      Other assets                              169            166              3
                                             ------         ------          -----
                                             $2,058         $2,441          $(383)
                                             ======         ======          =====


      Liabilities were $27 million at March 31, 2000 compared to $26.8 million at December 31, 1999 reflecting the following changes among categories:

                                            March 31,       Dec. 31,       Increase
                                              2000           1999         (Decrease)
                                              ----           ----         ----------

                                                       ($ in thousands)

      Accounts payable & accrued expenses   $   230        $   553          $(323)
      Accrued real estate taxes                 719            703             16
      Accrued interest                       13,549         13,095            454
      Credit agreements - primary lender        700            700              -
      Notes and mortgages payable             1,198          1,213            (15)
      Convertible subordinated
         debentures payable                   9,059          9,059              -
      Convertible debentures payable          1,500          1,500              -
                                            -------        -------          -----
                                            $26,955        $26,823          $ 132
                                            =======        =======          =====

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

                   PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

      The Company remains in default of the entire principal plus interest on its subordinated debentures. The amounts due are as indicated in the following table:


                                                        March 31, 2000
                                                        --------------

                                                     Principal    Unpaid
                                                     Amount Due  Interest
                                                     ----------  --------

                                                       ($ in thousands)

      Subordinated debentures due June 1, 1991        $1,034     $  754
      Subordinated debentures due May 1, 1992          8,025      6,128
                                                      ------     ------
                                                      $9,059     $6,882
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

Item 2  Changes in Securities

        Not applicable.

Item 3  Defaults Upon Senior Securities

        See discussion in Item 2 with respect to defaults on the Company's subordinated debentures and collateralized convertible debentures, which discussion is incorporated herein by this reference.

Item 4  Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5  Other Information

        Not applicable.

Item 6  Exhibits and Reports on Form 8 - K

        (a) Exhibits - reference is made to the Exhibit Index contained on page 17 herein for a list of exhibits filed under this Item.

        (c) No report on Form 8 - K was filed during the quarter ended March 31, 2000.

                 PGI INCORPORATED AND SUBSIDIARIES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          PGI INCORPORATED
                        --------------------
                           (Registrant)

Date:  May 15, 2000                             /s/ Laurence A Schiffer
     --------------------                       -----------------------
                                          Laurence A. Schiffer
                                          President

                 PGI INCORPORATED AND SUBSIDIARIES


EXHIBIT INDEX
-------------

2.   Inapplicable.

3.   Inapplicable.

4.   Inapplicable.

10.  Inapplicable.

11.  Statements re:  Computations of Per Share Earnings.
     (See Note 2 to the consolidated financial statements.)

15   Inapplicable.

18.  Inapplicable.

19.  Inapplicable.

22.  Inapplicable.

23.  Inapplicable.

24.  Inapplicable.

27.  Financial Data Schedule.