Form 10QSB
period 2000-06-30
PGI INC
filed 2000-08-09
CIK 81157

                 PGI INCORPORATED AND SUBSIDIARIES

               U.S SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                           FORM 10 - QSB

(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended     June 30, 2000
                                      ---------------------------------

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to
                                   ------------------  ----------------
     Commission File Number            1-6471
                           --------------------------------------------

     PGI INCORPORATED
     ------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

                 FLORIDA                        59-0867335
     -------------------------------  ---------------------------------
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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 9, 2000 there were 5,317,758 shares of the Registrant's common stock outstanding.

     Transitional Small Business Disclosure Format (Check one):

          Yes    No  X
             ---    ---

                            PGI INCORPORATED AND SUBSIDIARIES

                                      Form 10 - QSB
                           For the Quarter Ended June 30, 2000
                                    Table of Contents
                                    -----------------
                                                                              Form 10 - QSB
                                                                                 Page No.
                                                                              -------------
PART I           Financial Information

         Item 1  Financial Statements
                 Consolidated Statements of Financial Position
                      June 30, 2000 and December 31, 1999                           3

                 Consolidated Statements of Operations
                      Three and Six Months Ended June 30, 2000 and 1999             4

                 Condensed Consolidated Statements of Cash Flows
                      Six Months Ended June 30, 2000 and 1999                       5

                 Notes to Consolidated Financial Statements for
                      Form 10 - QSB                                               6 - 10

         Item 2  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations              11 - 14


PART II          Other Information

         Item 1  Legal Proceedings                                                 15

         Item 2  Changes in Securities                                             15

         Item 3  Defaults Upon Senior Securities                                   15

         Item 4  Submission of Matters to a Vote of Security Holders               15

         Item 5  Other Information                                                 15

         Item 6  Exhibits and Reports on Form 8 - K                                15

SIGNATURES                                                                         16

                                 2

                        PGI INCORPORATED AND SUBSIDIARIES

Part I          Financial Information
        Item 1  Financial Statements

                        CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                      ($ in thousands)
                                                                   June 30,        December 31,
                                                                     2000              1999
                                                                     ----              ----
ASSETS
   Cash and cash equivalents                                       $     30          $     28
   Restricted cash                                                      981             1,441
   Receivables                                                           42                43
   Land and improvement inventories                                     769               763
   Other assets                                                         171               166
                                                                   --------          --------
                                                                   $  1,993          $  2,441
                                                                   ========          ========

LIABILITIES
   Accounts payable & accrued expenses                             $    221          $    553
   Accrued real estate taxes                                            738               703
   Accrued interest:
      Debentures                                                     12,180            11,323
      Other                                                           1,836             1,772
Credit Agreements -
      Primary lender                                                    700               700
      Notes payable                                                   1,198             1,213
   Subordinated
      debentures payable                                              9,059             9,059
   Convertible debentures payable                                     1,500             1,500
                                                                   --------          --------
                                                                   $ 27,432          $ 26,823
                                                                   ========          ========

STOCKHOLDERS' EQUITY
   Preferred stock, par value $1.00 per share;
      authorized 5,000,000 shares; 2,000,000
      Class A cumulative convertible shares issued
      and outstanding; (liquidation preference of
      $8,000,000 and cumulative dividends)                            2,000             2,000
   Common stock, par value $.10 per share;
      authorized 25,000,000 shares; 5,317,758
      shares issued and outstanding                                     532               532
   Paid in capital                                                   13,498            13,498
   Accumulated deficit                                              (41,469)          (40,412)
                                                                   --------          --------
                                                                    (25,439)          (24,382)
                                                                   --------          --------
                                                                   $  1,993          $  2,441
                                                                   ========          ========

See accompanying notes to consolidate financial statements for Form 10 - QSB.

                         PGI INCORPORATED AND SUBSIDIARIES

Part I          Financial Information (Continued)


                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                      ($ in thousands)
                                        (Unaudited)

                                            Three Months Ended            Six Months Ended
                                            ------------------            ----------------
                                          June 30,       June 30,      June 30,       June 30,
                                            2000           1999          2000           1999
                                            ----           ----          ----           ----
REVENUES
   Interest income                         $   9          $  11        $    18        $    31
   Other income                                1             15              4             18
                                           -----          -----        -------        -------
                                              10             26             22             49
                                           -----          -----        -------        -------

COSTS AND EXPENSES
   Interest                                $ 492          $ 458        $   972        $   907
   Taxes & Assessments                        21             34             37             64
   Consulting & Accounting                    10             12             21             24
   Legal & Professional                        6             23             17             44
   General & Administrative                   23             29             32             52
                                           -----          -----        -------        -------
                                             552            556          1,079          1,091
                                           -----          -----        -------        -------
NET (LOSS)                                 $(542)         $(530)       $(1,057)       $(1,042)
                                           =====          =====        =======        =======

NET (LOSS) PER SHARE <F*>                  $(.13)         $(.13)       $  (.26)       $  (.26)
                                           =====          =====        =======        =======

<F*> Considers the effect of cumulative preferred dividends in arrears for the three and six months ended June 30, 2000 and 1999.

See accompanying notes to consolidated financial statements for Form 10 - QSB

                     PGI INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  ($ in thousands)
                                     (Unaudited)
                                                                     Six Months Ended
                                                                     ----------------
                                                                 June 30,         June 30,
                                                                   2000             1999
                                                                   ----             ----
Net cash (used in) operating activities                           $(357)           $(151)
                                                                  -----            -----

Cash flows from investing activities:
      Proceeds from release of restricted cash                      372                -
      Proceeds from notes receivables                                 2                2
                                                                  -----            -----
      Net cash provided by investing activities                     374                2
                                                                  -----            -----

Cash flows from financing activities:
      Principal payments on debt                                    (15)               -
                                                                  -----            -----
      Net cash (used in)
        financing activities                                        (15)               -
                                                                  -----            -----

Net increase (decrease) in cash                                       2             (149)

Cash at beginning of period                                          28              161
                                                                  -----            -----

Cash at end of period                                             $  30            $  12
                                                                  =====            =====

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

     All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the three and six months ended June 30, 2000 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2000 or any other interim period.

 (2) Per Share Data

     Primary per share amounts are computed by dividing net income
     (loss), after considering cumulative dividends in arrears on the Company's preferred stock, by the average number of common shares and common stock equivalents outstanding. For this purpose, the Company's cumulative convertible preferred stock and collateralized convertible debentures are not deemed to be common stock equivalents, but outstanding vested stock options are considered as such. However, under the treasury stock method, no vested stock options were assumed to be exercised, and therefore no common stock equivalents existed, for the calculation of primary per share amounts for the six months ended June 30, 2000 and 1999. The average number of common shares outstanding for the six months ended June 30, 2000 and 1999 was 5,317,758.

     Fully diluted per share amounts are computed by dividing net income (loss) by the average number of common shares outstanding, after adjusting both for the estimated effects of the assumed exercise of stock options and the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures into shares of common stock. For the six months ended June 30, 2000 and 1999, no stock options were assumed to be exercised and the effect of the assumed exercise of stock options and the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

                   PGI INCORPORATED AND SUBSIDIARIES
         Notes to Consolidated Financial Statements (continued)

     The following is a summary of the calculations used in computing basic and diluted income (loss) per share for the three and six months ended June 30, 2000 and 1999.

                                                       Three Months Ended            Six Months Ended
                                                       ------------------            ----------------
                                                     June 30,      June 30,       June 30,        June 30,
                                                       2000          1999           2000            1999
                                                       ----          ----           ----            ----
     Net Income (Loss)                             $ (542,000)    $ (530,000)   $(1,057,000)   $(1,042,000)
     Preferred Dividends                             (160,000)      (160,000)      (320,000)      (320,000)
                                                   ----------     ----------    -----------    -----------
     Income (Loss) Available to
       Common Shareholders                         $ (702,000)    $ (690,000)   $(1,377,000)   $(1,362,000)
                                                   ==========     ==========    ===========    ===========

     Weighted Amount of Shares
       Outstanding                                  5,317,758      5,317,758      5,317,758      5,317,758
     Basic and Diluted Loss Per
       Share                                       $     (.13)    $     (.13)   $      (.26)   $      (.26)

(3)  Statement of Cash Flows

     The Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows", which requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. Interest paid for the six months ended June 30, 2000 and 1999 was $51,000 and $75,000 respectively.

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

(5)  Receivables

     Net receivables consisted of:

                                                     June 30,    December 31,
                                                       2000          1999
                                                       ----          ----
                                                        ($ in thousands)

     Contracts receivable on homesite sales           $ 329         $ 376

     Less: Allowance for cancellations                 (329)         (376)
                                                      -----         -----
     Net receivables on real estate sales                 0             0
     Other receivables                                   42            43
                                                      -----         -----
                                                      $  42         $  43
                                                      =====         =====

                 PGI INCORPORATED AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (continued)

(6)  Land and Improvements

     Land and improvement inventories consisted of:

                                                    June 30,     December 31,
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

                                                    June 30,     December 31,
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
                                                      ====           ====

(8)  Other Assets

     Other assets consisted of:

                                                    June 30,     December 31,
                                                      2000           1999
                                                      ----           ----
                                                       ($ in thousands)

     Deposit with Trustee of 6-1/2% debentures        $148           $144
     Other                                              23             22
                                                      ----           ----
                                                      $171           $166
                                                      ====           ====

(9)  Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consisted of:

                                                    June 30,     December 31,
                                                      2000           1999
                                                      ----           ----
                                                       ($ in thousands)

     Accounts payable                                 $ 40           $ 37
     Accrued consulting fees                           143            308
     Accrued audit & professional                       15             26
     Accrued miscellaneous                               2            161
     Estimated recourse liability for
       receivables sold                                 21             21
                                                      ----           ----
                                                      $221           $553
                                                      ====           ====

                      PGI INCORPORATED AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

     Accrued Real Estate Taxes consisted of:

     Current real estate taxes                         $ 19           $ 35
     Delinquent real estate taxes                       719            668
                                                       ----           ----
                                                       $738           $703
                                                       ====           ====

(10) Primary Lender Credit Agreements, Notes Payable, Subordinated and Convertible Debentures Payable

     Credit agreements with the Company's primary lender and notes payable consisted of the following:

                                                    June 30,     December 31,
                                                      2000           1999
                                                      ----           ----
                                                       ($ in thousands)

     Credit agreements - primary lender:
       (maturing July 8, 1997, bearing interest
       at prime plus 5%)                             $  700         $  700
     Notes payable - $1,176,000
       Bearing interest at prime plus 2%              1,198          1,213
                                                     ------         ------

     Subordinated debentures payable:

       At 6-1/2% interest: due June 1991              1,034          1,034
       At 6% interest; due May 1, 1992                8,025          8,025
                                                     ------         ------
                                                     $9,059         $9,059
                                                     ------         ------

     Collateralized convertible debentures payable:

       At 14% interest; due July 8, 1997,
       convertible into shares of common stock        1,500          1,500
                                                    -------        -------
       at $1.72 per share                           $12,457        $12,472
                                                    =======        =======

(11) Real Estate Sales and Other Income

     There were no real estate sales for the six months ended June 30, 2000 and 1999.

     Other income for the six months ended June 30, 2000 and 1999 was $4,000 and $18,000 respectively.

                 PGI INCORPORATED AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (continued)

(12) Commitments and Contingencies

     The aggregate outstanding balances of all receivables sold and exchanged with recourse totaled $39,000 and $42,000 at June 30, 2000 and December 31, 1999, respectively. Based on its collection experience with such receivables, the Company maintained allowances at June 30, 2000 and December 31, 1999, classified in accounts payable and accrued expenses, of $21,000 for the recourse provision related to all receivables sold.

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

Results of Operations

     Revenues for the first six months of 2000 decreased by $27,000 to $22,000 from $49,000 for the comparable 1999 period reflecting less interest income due to lower restricted cash balances. A net loss of $1,057,000 was incurred for the first six months of 2000 compared to net loss of $1,042,000 for the first six months of 1999. Expenses for the six months decreased by $12,000. After consideration of cumulative preferred dividends in arrears, totaling $320,000 for each of the six months ended June 30, 2000 and 1999 ($.10 per share of common stock), net (loss) per share of $(.13) was reported for both six month periods ended June 30, 2000 and 1999.

     There were no real estate sales for the six months ended June 30, 2000 and 1999. Other income for the six months ended June 30, 2000 and 1999 was $4,000 and $18,000 respectively.

     As of June 30, 2000, the Company remained in default of its primary lender indebtedness with PGIP, LLC, ("PGIP"). PGIP holds restricted funds of the Company pursuant to an escrow agreement whereby funds may be disbursed (i) as requested by PGI and agreed to by PGIP, or
(ii) as deemed necessary and appropriate by PGIP, in either case, to protect PGIP's interest in the Retained Acreage (as hereinafter defined), including PGIP's right to receive principal and interest under the note agreement securing the remaining indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company. The restricted escrow held by the primary lender at June 30, 2000 and December 31, 1999 was $419,000 and $506,000 respectively. The real estate owned by the Company which has not been sold, approximately 370 acres (the "Retained Acreage") remains subject to the primary lender indebtedness.

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

     Contracts receivable on homesite sales and related receivables are fully provided for cancellation at June 30, 2000 and December 31, 1999. The Company has been actively pursuing collection on the delinquent receivables. An assessment is made for each contract receivable as to the economic benefit of reacquisition of the lot considering the cost of foreclosure, delinquent taxes and association fees due, and estimated current sale value of the lot. For those with benefit, foreclosure action is begun in the absence of payment or receipt of a quit claim deed of the property back to the Company. Four lots were reacquired through foreclosure in the six months ended June 30, 2000.

     Cash used in operating activities for the six months ended June
30, 2000 was $357,000 compared to $151,000 for the comparable 1999 period. With the release of restricted cash in February, 2000, $160,000 was paid in associated settlement fees and the Company paid $150,000 of accrued consulting fees to Love Real Estate Company. Cash used in financing activities in the amount of $15,000 was for repayment of a note payable to Love Investment Company.

                   PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Analysis of Financial Condition

     Assets totaled $2.0 million at June 30, 2000 compared to $2.4 million at December 31, 1999, reflecting the following changes:

                                                       June 30,    December 31,      Increase
                                                         2000          1999         (Decrease)
                                                         ----          ----         ----------

                                                                 ($ in thousands)
     Cash and cash equivalents                         $    30       $    28          $   2
     Restricted cash                                       981         1,441           (460)
     Receivables                                            42            43             (1)
     Land and improvement inventories                      769           763              6
     Other assets                                          171           166              5
                                                       -------       -------          -----
                                                       $ 1,993       $ 2,441          $(448)
                                                       =======       =======          =====

     Liabilities were $27.4 million at June 30, 2000 compared to $26.8 million at December 31, 1999 reflecting the following changes among categories:

                                                       June 30,    December 31,      Increase
                                                         2000          1999         (Decrease)
                                                         ----          ----         ----------

                                                                 ($ in thousands)
     Accounts payable & accrued expenses               $   221       $   553          $(332)
     Accrued real estate taxes                             738           703             35
     Accrued interest                                   14,016        13,095            921
     Credit agreements - primary lender                    700           700              -
     Notes                                               1,198         1,213            (15)
     Convertible subordinated
       debentures payable                                9,059         9,059              -
     Convertible debentures payable                      1,500         1,500              -
                                                       -------       -------          -----
                                                       $27,432       $26,823          $ 609
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

                    PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     The Company remains in default of the entire principal plus interest on its subordinated debentures. The amounts due are as indicated in the following table:

                                                         June 30, 2000
                                                         -------------

                                                      Principal     Unpaid
                                                     Amount Due    Interest
                                                     ----------    --------

                                                         ($ in thousands)

     Subordinated debentures due
         June 1, 1991                                  $1,034       $  718
     Subordinated debentures due
         May 1, 1992                                    8,025        6,319
                                                       ------       ------
                                                       $9,059       $7,037
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

        (c) No report on Form 8 - K was filed during the quarter ended June 30, 2000.

                  PGI INCORPORATED AND SUBSIDIARIES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         PGI INCORPORATED
                       --------------------
                           (Registrant)

Date: August 9, 2000              /s/ Laurence A Schiffer
     -------------------          -------------------------------

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