Form 10QSB
period 2000-09-30
PGI INC
filed 2000-11-14
CIK 81157

                      PGI INCORPORATED AND SUBSIDIARIES

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10 - QSB

(Mark One)
/ x / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

              For the quarterly period ended   September 30, 2000
                                             ----------------------------------

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    ----------------------
         Commission File Number            1-6471
                                -----------------------------------------------

         PGI INCORPORATED
         ----------------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)

                   FLORIDA                              59-0867335
         ----------------------------      ------------------------------------
         (State or other jurisdiction      (I.R.S. Employer Identification No.)
         of incorporation

         212 SOUTH CENTRAL, SUITE 100, ST. LOUIS, MISSOURI 63105
         ----------------------------------------------------------------------
         (Address of principal executive offices)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 9, 2000 there were 5,317,758 shares of the Registrant's common stock outstanding.

         Transitional Small Business Disclosure Format (Check one):

                  Yes                 No    X
                     ---------          ---------

                                        PGI INCORPORATED AND SUBSIDIARIES

                                                  Form 10 - QSB
                                    For the Quarter Ended September 30, 2000
                                                Table of Contents
                                                -----------------
                                                                                                  Form 10 - QSB
                                                                                                     Page No.
                                                                                                  -------------
PART I                   Financial Information

              Item 1     Financial Statements
                         Consolidated Statements of Financial Position
                             September 30, 2000 and December 31, 1999                                   3

                         Consolidated Statements of Operations
                              Three and Nine Months Ended September 30, 2000 and 1999                   4

                         Condensed Consolidated Statements of Cash Flows
                              Nine Months Ended September 30, 2000 and 1999                             5

                         Notes to Consolidated Financial Statements for
                              Form 10 - QSB                                                          6 - 10

              Item 2     Management's Discussion and Analysis of
                              Financial Condition and Results of Operations                         11 - 14



PART II                  Other Information

              Item 1     Legal Proceedings                                                             15

              Item 2     Changes in Securities                                                         15

              Item 3     Defaults Upon Senior Securities                                               15

              Item 4     Submission of Matters to a Vote of Security Holders                           15

              Item 5     Other Information                                                             15

              Item 6     Exhibits and Reports on Form 8 - K                                            15

          SIGNATURES                                                                                   16


                                       PGI INCORPORATED AND SUBSIDIARIES

Part I             Financial Information
         Item 1    Financial Statements

                                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                                ($ in thousands)
                                                                       September 30,                December 31,
                                                                           2000                         1999
                                                                           ----                         ----
ASSETS
     Cash and cash equivalents                                           $     26                     $     28
     Restricted cash                                                          911                        1,441
     Receivables                                                               40                           43
     Land and improvement inventories                                         757                          763
     Other assets                                                             182                          166
                                                                         --------                     --------
                                                                         $  1,916                     $  2,441
                                                                         ========                     ========

LIABILITIES
     Accounts payable & accrued expenses                                 $    177                     $    553
     Accrued real estate taxes                                                736                          703
     Accrued interest:
         Debentures                                                        12,624                       11,323
         Other                                                              1,870                        1,772
Credit Agreements -
         Primary lender                                                       700                          700
         Notes payable                                                      1,198                        1,213
     Subordinated
         debentures payable                                                 9,059                        9,059
     Convertible debentures payable                                         1,500                        1,500
                                                                         --------                     --------
                                                                         $ 27,864                     $ 26,823
                                                                         ========                     ========

STOCKHOLDERS' EQUITY
     Preferred stock, par value $1.00 per share;
         authorized 5,000,000 shares; 2,000,000
         Class A cumulative convertible shares issued
         and outstanding; (liquidation preference of
         $8,000,000 and cumulative dividends)                               2,000                        2,000
     Common stock, par value $.10 per share;
         authorized 25,000,000 shares; 5,317,758
         shares issued and outstanding                                        532                          532
     Paid in capital                                                       13,498                       13,498
     Accumulated deficit                                                  (41,978)                     (40,412)
                                                                         --------                     --------
                                                                          (25,948)                     (24,382)
                                                                         --------                     --------
                                                                         $  1,916                     $  2,441
                                                                         ========                     ========

See accompanying notes to consolidated financial statements for Form 10 - QSB.

                                 PGI INCORPORATED AND SUBSIDIARIES

Part I             Financial Information (Continued)

                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                          ($ in thousands)
                                            (Unaudited)
                                               Three Months Ended             Nine Months Ended
                                               ------------------             -----------------
                                           September 30, September 30,  September 30,   September 30,
                                               2000          1999           2000            1999
                                               ----          ----           ----            ----
REVENUES
     Real Estate Sales                        $  35         $  27         $    35         $    27
     Interest Income                             12            14              30              45
     Other Income                                 9             1              13              19
                                              -----         -----         -------         -------
                                                 56            42              78              91
                                              -----         -----         -------         -------

COSTS AND EXPENSES
     Cost of Real Estate Sales                $  21         $   3         $    21         $     3
     Interest                                   503           469           1,475           1,376
     Taxes & Assessments                         16            35              53              99
     Consulting & Accounting                     11            12              32              36
     Legal & Professional                         5            22              22              66
     General & Administrative                     9            13              41              65
                                              -----         -----         -------         -------
                                                565           554           1,644           1,645
                                              -----         -----         -------         -------
NET (LOSS)                                    $(509)        $(512)        $(1,566)        $(1,554)
                                              =====         =====         =======         =======

NET (LOSS) PER SHARE (*)                      $(.13)        $(.13)        $  (.38)        $  (.38)
                                              =====         =====         =======         =======


* Considers the effect of cumulative preferred dividends in arrears for the three and nine months ended September 30, 2000 and 1999.











See accompanying notes to consolidated financial statements for Form 10 - QSB

                                   PGI INCORPORATED AND SUBSIDIARIES

Part I             Financial Information (Continued)

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            ($ in thousands)
                                              (Unaudited)
                                                                         Nine Months Ended
                                                                         -----------------
                                                               September 30,             September 30,
                                                                   2000                      1999
                                                                   ----                      ----
Net cash (used in) operating activities                           $(362)                    $(176)
                                                                  -----                     -----

Cash flows from investing activities:
     Proceeds from release of restricted cash                       372                       300
     Proceeds from notes receivables                                  3                         3
                                                                  -----                     -----
     Net cash provided by investing activities                      375                       303
                                                                  -----                     -----

Cash flows from financing activities:
     Proceeds from borrowings                                        --                        15
     Principal payments on debt                                     (15)                     (300)
                                                                  -----                     -----
     Net cash (used in)
         financing activities                                       (15)                     (285)
                                                                  -----                     -----

Net increase (decrease) in cash                                      (2)                     (158)

Cash at beginning of period                                          28                       161
                                                                  -----                     -----

Cash at end of period                                             $  26                     $   3
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

         All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the three and nine months ended September 30, 2000 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2000 or any other interim period.

 (2)     Per Share Data

         Primary per share amounts are computed by dividing net income
         (loss), after considering cumulative dividends in arrears on the Company's preferred stock, by the average number of common shares and common stock equivalents outstanding. For this purpose, the Company's cumulative convertible preferred stock and collateralized convertible debentures are not deemed to be common stock equivalents, but outstanding vested stock options are considered as such. However, under the treasury stock method, no vested stock options were assumed to be exercised, and therefore no common stock equivalents existed, for the calculation of primary per share amounts for the nine months ended September 30, 2000 and 1999. The average number of common shares outstanding for the nine months ended September 30, 2000 and 1999 was 5,317,758.

         Fully diluted per share amounts are computed by dividing net income
         (loss) by the average number of common shares outstanding, after adjusting both for the estimated effects of the assumed exercise of stock options and the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures into shares of common stock. For the nine months ended September 30, 2000 and 1999, no stock options were assumed to be exercised and the effect of the assumed exercise of stock options and the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

         The following is a summary of the calculations used in computing basic and diluted income (loss) per share for the three and nine months ended September 30, 2000 and 1999.

                                                   Three Months Ended                      Nine Months Ended
                                                   ------------------                      -----------------
                                           September 30,       September 30,       September 30,       September 30,
                                               2000                1999                2000                1999
                                               ----                ----                ----                ----
         Net Income (Loss)                 $  (509,000)        $  (512,000)        $(1,566,000)        $(1,554,000)
         Preferred Dividends                  (160,000)           (160,000)           (480,000)           (480,000)
                                           -----------         -----------         -----------         -----------
         Income (Loss) Available to
            Common Shareholders            $  (669,000)        $  (672,000)        $(2,046,000)        $(2,034,000)
                                           ===========         ===========         ===========         ===========

         Weighted Amount of Shares
            Outstanding                      5,317,758           5,317,758           5,317,758           5,317,758
         Basic and Diluted Loss Per
            Share                          $      (.13)        $      (.13)        $      (.38)        $      (.38)

(3)      Statement of Cash Flows

         The Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows", which requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. Interest paid for the nine months ended September 30, 2000 and 1999 was $77,000 and $97,000 respectively.

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

(5)      Receivables

         Net receivables consisted of:

                                                                     September 30,             December 31,
                                                                         2000                      1999
                                                                         ----                      ----
                                                                                ($ in thousands)
         Contracts receivable on homesite sales                        $   291                   $   376

         Less:  Allowance for cancellations                               (291)                     (376)
                                                                       -------                   -------
         Net receivables on real estate sales                                0                         0
         Other receivables                                                  40                        43
                                                                       -------                   -------
                                                                       $    40                   $    43
                                                                       =======                   =======


                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

(6)      Land and Improvements

         Land and improvement inventories consisted of:

                                                                     September 30,             December 31,
                                                                         2000                      1999
                                                                         ----                      ----
                                                                                ($ in thousands)
         Unimproved land                                               $   613                   $   613
         Fully improved land                                               144                       150
                                                                       -------                   -------
                                                                       $   757                   $   763
                                                                       =======                   =======

(7)      Property and Equipment

                                                                     September 30,             December 31,
                                                                         2000                      1999
                                                                         ----                      ----
                                                                                ($ in thousands)
         Furniture, fixtures and other equipment                       $    31                   $    31
         Less:  Accumulated depreciation                                   (31)                      (31)
                                                                       -------                   -------
                                                                       $     0                   $     0
                                                                       =======                   =======

(8)      Other Assets

         Other assets consisted of:

                                                                     September 30,             December 31,
                                                                         2000                      1999
                                                                         ----                      ----
                                                                                ($ in thousands)
         Deposit with Trustee of 6-1/2% debentures                     $   150                   $   144
         Other                                                              32                        22
                                                                       -------                   -------
                                                                       $   182                   $   166
                                                                       =======                   =======

(9)      Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses consisted of:

                                                                     September 30,             December 31,
                                                                         2000                      1999
                                                                         ----                      ----
                                                                                ($ in thousands)
         Accounts payable                                              $    28                   $    37
         Accrued consulting fees                                           105                       308
         Accrued audit & professional                                       20                        26
         Accrued miscellaneous                                               3                       161
         Estimated recourse liability for
            receivables sold                                                21                        21
                                                                       -------                   -------
                                                                       $   177                   $   553
                                                                       =======                   =======

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

         Accrued Real Estate Taxes consisted of:

         Current real estate taxes                                     $    27                   $    35
         Delinquent real estate taxes                                      709                       668
                                                                       -------                   -------
                                                                       $   736                   $   703
                                                                       =======                   =======

(10) Primary Lender Credit Agreements, Notes Payable, Subordinated and Convertible Debentures Payable

         Credit agreements with the Company's primary lender and notes payable consisted of the following:

                                                                     September 30,             December 31,
                                                                         2000                      1999
                                                                         ----                      ----
                                                                                ($ in thousands)
         Credit agreements - primary lender:
            (maturing July 8, 1997, bearing interest
            at prime plus 5%)                                          $   700                   $   700
         Notes payable - $1,176,000
            bearing interest at prime plus 2%                            1,198                     1,213
                                                                       -------                   -------

         Subordinated debentures payable:

            At 6-1/2% interest; due June 1991                            1,034                     1,034
            At 6% interest; due May 1, 1992                              8,025                     8,025
                                                                       -------                   -------
                                                                       $ 9,059                   $ 9,059
                                                                       -------                   -------

         Collateralized convertible debentures payable:

            At 14% interest; due July 8, 1997,
            convertible into shares of common stock                      1,500                     1,500
                                                                       -------                   -------
            at $1.72 per share                                         $12,457                   $12,472
                                                                       =======                   =======

(11)     Real Estate Sales and Other Income

         Real Estate Sales and Cost of Sales for the three and nine months ended September 30, 2000 and 1999 were as follows:

                                                     Three Months                           Nine Months
                                                         Ended                                 Ended
                                                         -----                                 -----
                                            September 30,     September 30,       September 30,     September 30,
                                                2000              1999                2000              1999
                                                ----              -----               ----              ----
         Homesite Sales                         $ 35              $ 27                $ 35              $ 27
         Cost of Sales                            21                 3                  21                 3


                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

         Other income for the nine months ended September 30, 2000 and 1999 was $13,000 and $19,000 respectively. The other income mainly consists of recoveries of contracts receivable which have been fully provided for.

(12)     Commitments and Contingencies

         The aggregate outstanding balances of all receivables sold and exchanged with recourse totaled $39,000 and $42,000 at September 30, 2000 and December 31, 1999, respectively. Based on its collection experience with such receivables, the Company maintained allowances at September 30, 2000 and December 31, 1999, classified in accounts payable and accrued expenses, of $21,000 for the recourse provision related to all receivables sold.

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

         The following summarizes the temporary differences of the Company at December 31, 1999 at the current statutory rate:

         Deferred tax asset:                                                         $ 13,600,000
             Net operating loss carryforward                                               12,000
             Adjustments to reduce land to net realizable value                            56,000
             Expenses capitalized under IRC 263(a)                                        215,000
             ITC carryforward                                                         (13,711,000)
                                                                                     ------------
             Valuation allowance                                                          172,000

         Deferred tax liability:
             Basis difference of land and improvement inventories                         172,000
                                                                                     ------------
         Net deferred tax asset                                                      $          0
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

Results of Operations

         Revenues for the first nine months of 2000 decreased by $13,000 to $78,000 from $91,000 for the comparable 1999 period reflecting less interest income due to lower restricted cash balances. A net loss of $1,566,000 was incurred for the first nine months of 2000 compared to net loss of $1,554,000 for the first nine months of 1999. Expenses for the nine months decreased by $1,000. After consideration of cumulative preferred dividends in arrears, totaling $480,000 for each of the nine months ended September 30, 2000 and 1999 ($.15 per share of common stock), net (loss) per share of $(.13) was reported for both nine month periods ended September 30, 2000 and 1999.

         Real Estate Sales and Cost of Sales consisted of:

                                               Three Months Ended                     Nine Months Ended
                                        September 30,       September 30,     September 30,       September 30,
                                            2000                1999              2000                1999
                                            ----                ----              ----                ----
         Homesite Sales                     $ 36                $ 27              $ 36                $ 27
         Cost of Sales                        21                   3                21                   3

Other income for the nine months ended September 30, 2000 and 1999 was $13,000 and $19,000 respectively. The other income mainly consists of recoveries of contracts receivable which have been fully provided for.

                      PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         As of September 30, 2000, the Company remained in default of its primary lender indebtedness with PGIP, LLC, ("PGIP"). PGIP holds restricted funds of the Company pursuant to an escrow agreement whereby funds may be disbursed (i) as requested by PGI and agreed to by PGIP, or (ii) as deemed necessary and appropriate by PGIP, in either case, to protect PGIP's interest in the Retained Acreage (as hereinafter defined), including PGIP's right to receive principal and interest under the note agreement securing the remaining indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company. The restricted escrow held by the primary lender at September 30, 2000 and December 31, 1999 was $349,000 and $506,000 respectively. The real estate owned by the Company which has not been sold, approximately 370 acres (the "Retained Acreage") remains subject to the primary lender indebtedness.

         The Company believes that the Retained Acreage in Hernando County, Florida may in the future prove to be of greater value per acre than the 4,890 acres sold in May, 1998 because of a greater ratio of acreage to frontage on the proposed Suncoast Expressway, and because of the close proximity to the planned interchange of the Suncoast Expressway with Highway
98. The Company believes that completion of the highway improvements could reasonably be expected to increase materially the value of the property. In December, 1999, the Hernando County Commission approved a change in land use of 40 acres of the parcel from residential to commercial use. The Company anticipates that completion of the Suncoast Expressway to Highway 98 will occur in the coming year, but will not continue beyond Highway 98 for several years. Any information or projections of enhanced values are purely speculative.

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

         Contracts receivable on homesite sales and related receivables are fully provided for cancellation at September 30, 2000 and December 31, 1999. The Company has been actively pursuing collection on the delinquent receivables. An assessment is made for each contract receivable as to the economic benefit of reacquisition of the lot considering the cost of foreclosure, delinquent taxes and association fees due, and estimated current sale value of the lot. For those with benefit, foreclosure action is begun in the absence of payment or receipt of a quit claim deed of the property back to the Company. Four lots were reacquired through foreclosure in the nine months ended September 30, 2000. An additional seven lots were reacquired through foreclosure in October, 2000.

         Cash used in operating activities for the nine months ended September 30, 2000 was $362,000 compared to $176,000 for the comparable 1999 period. With the release of restricted cash in February, 2000, $160,000 was paid in associated settlement fees and the Company paid $150,000 of accrued consulting fees to Love Real Estate Company. Cash used in financing activities in the amount of

                      PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

$15,000 was for repayment of a note payable to Love Investment Company.

Analysis of Financial Condition

         Assets totaled $1.9 million at September 30, 2000 compared to $2.4 million at December 31, 1999, reflecting the following changes:

                                                  September 30,     December 31,         Increase
                                                      2000              1999            (Decrease)
                                                      ----              ----            ----------

                                                                  ($ in thousands)

         Cash and cash equivalents                  $    26           $    28            $    (2)
         Restricted cash                                911             1,441               (530)
         Receivables                                     40                43                 (3)
         Land and improvement inventories               757               763                 (6)
         Other assets                                   182               166                 16
                                                    -------           -------            -------
                                                    $ 1,916           $ 2,441            $  (525)
                                                    =======           =======            =======

         Liabilities were $27.9 million at September 30, 2000 compared to $26.8 million at December 31, 1999 reflecting the following changes among categories:

                                                  September 30,     December 31,         Increase
                                                      2000              1999            (Decrease)
                                                      ----              ----            ----------

                                                                  ($ in thousands)

         Accounts payable & accrued expenses        $   177           $   553            $  (376)
         Accrued real estate taxes                      736               703                 33
         Accrued interest                            14,494            13,095              1,399
         Credit agreements - primary lender             700               700                 --
         Notes                                        1,198             1,213                (15)
         Convertible subordinated
            debentures payable                        9,059             9,059                 --
         Convertible debentures payable               1,500             1,500                 --
                                                    -------           -------            -------
                                                    $27,864           $26,823            $ 1,041
                                                    =======           =======            =======

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

                      PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         The Company remains in default of the entire principal plus interest on its subordinated debentures. The amounts due are as indicated in the following table:

                                                                       September 30, 2000
                                                                       ------------------

                                                               Principal                 Unpaid
                                                              Amount Due                Interest
                                                              ----------                --------

                                                                        ($ in thousands)
         Subordinated debentures due
                   June 1, 1991                                 $ 1,034                 $   736
         Subordinated debentures due
                   May 1, 1992                                    8,025                   6,512
                                                                -------                 -------
                                                                $ 9,059                 $ 7,248
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

         (b) No report on Form 8 - K was filed during the quarter ended September 30, 2000.

                      PGI INCORPORATED AND SUBSIDIARIES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PGI INCORPORATED
                         --------------------------
                                (Registrant)

Date:   November 14, 2000                  /s/ Laurence A Schiffer
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