Form 10QSB
period 2001-03-31
PGI INC
filed 2001-05-15
CIK 81157

                      PGI INCORPORATED AND SUBSIDIARIES

                   U.S SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10 - QSB

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended     March 31, 2001
                                                 ----------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                    to
                                        ------------------    -----------------
         Commission File Number            1-6471
                                -----------------------------------------------

         PGI INCORPORATED
         ----------------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)

                      FLORIDA                                59-0867335
         --------------------------------             -------------------------
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation)                                  Identification No.)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 12, 2001 there were 5,317,758 shares of the Registrant's common stock outstanding.

         Transitional Small Business Disclosure Format (Check one):

                  Yes    No X
                     ---   ---

                      PGI INCORPORATED AND SUBSIDIARIES

                                Form 10 - QSB
                    For the Quarter Ended March 31, 2001
                              Table of Contents
                              -----------------

                                                                     Form 10-QSB
                                                                       Page No.
                                                                     -----------
PART I               Financial Information

          Item 1     Financial Statements
                     Consolidated Statements of Financial Position
                       March 31, 2001 and December 31, 2000               3

                     Consolidated Statements of Operations
                       Three Months Ended March 31, 2001 and 2000         4

                     Condensed Consolidated Statements of Cash Flows
                       Three Months Ended March 31, 2001 and 2000         5

                     Notes to Consolidated Financial Statements for
                       Form 10 - QSB                                    6 - 11

          Item 2     Management's Discussion and Analysis of
                       Financial Condition and Results of Operations   12 - 15


PART II              Other Information

          Item 1     Legal Proceedings                                   16

          Item 2     Changes in Securities                               16

          Item 3     Defaults Upon Senior Securities                     16

          Item 4     Submission of Matters to a Vote of Security
                       Holders                                           16

          Item 5     Other Information                                   16

          Item 6     Exhibits and Reports on Form 8 - K                  16

      SIGNATURES                                                         17

                      PGI INCORPORATED AND SUBSIDIARIES

Part I             Financial Information
         Item 1    Financial Statements

                               CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                             ($ in thousands)
                                                                    March 31,                  December 31,
                                                                      2001                         2000
                                                                      ----                         ----
ASSETS
     Cash and cash equivalents                                      $    126                     $    454
     Restricted cash                                                     313                          333
     Receivables                                                         271                           49
     Land and improvement inventories                                    755                          760
     Other assets                                                        168                          164
                                                                    --------                     --------
                                                                    $  1,633                     $  1,760
                                                                    ========                     ========

LIABILITIES
     Accounts payable & accrued expenses                            $     38                     $    112
     Accrued real estate taxes                                           455                          442
     Accrued interest:
         Debentures                                                   13,540                       13,077
         Other                                                         1,935                        1,904
Credit Agreements -
         Primary lender                                                  700                          700
         Notes payable                                                 1,198                        1,198
     Subordinated
         debentures payable                                            9,059                        9,059
     Convertible debentures payable                                    1,500                        1,500
                                                                    --------                     --------
                                                                    $ 28,425                     $ 27,992
                                                                    --------                     --------

STOCKHOLDERS' EQUITY
     Preferred stock, par value $1.00 per share; authorized
         5,000,000 shares; 2,000,000 Class A cumulative
         convertible shares issued and outstanding;
         (liquidation preference of $8,000,000 and
         cumulative dividends)                                         2,000                        2,000
     Common stock, par value $.10 per share;
         authorized 25,000,000 shares; 5,317,758
         shares issued and outstanding                                   532                          532
     Paid in capital                                                  13,498                       13,498
     Accumulated deficit                                             (42,822)                     (42,262)
                                                                    --------                     --------
                                                                     (26,792)                     (26,232)
                                                                    --------                     --------
                                                                    $  1,633                     $  1,760
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

                      PGI INCORPORATED AND SUBSIDIARIES

Part I             Financial Information (Continued)

                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                    ($ in thousands)
                                      (Unaudited)

                                                                   Three Months Ended
                                                                   ------------------
                                                              March 31,           March 31,
                                                                2001                2000
                                                                ----                ----
REVENUES
     Real Estate Sales                                         $   12              $    -
     Interest Income                                               15                   9
     Other Income                                                   3                   3
                                                               ------              ------
                                                                   30                  12
                                                               ------              ------

COSTS AND EXPENSES
     Cost of Real Estate Sales                                 $    6              $    -
     Interest                                                     518                 480
     Taxes & Assessments                                           16                  16
     Consulting & Accounting                                       10                  11
     Legal & Professional                                          15                  11
     General & Administrative                                      25                   9
                                                               ------              ------
                                                                  590                 527
                                                               ------              ------
NET (LOSS)                                                     $ (560)             $ (515)
                                                               ======              ======

NET (LOSS) PER SHARE(*)                                        $ (.14)             $ (.13)
                                                               ======              ======

* Considers the effect of cumulative preferred dividends in arrears for the three months ended March 31, 2001 and 2000.


See accompanying notes to consolidated financial statements for Form 10 - QSB

                      PGI INCORPORATED AND SUBSIDIARIES

Part I             Financial Information (Continued)

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        ($ in thousands)
                                           (Unaudited)

                                                                       Three Months Ended
                                                                       ------------------
                                                               March 31,                 March 31,
                                                                 2001                      2000
                                                                 ----                      ----

Net cash (used in) operating activities                         $  (79)                    $ (358)
                                                                ------                     ------

Cash flows from investing activities:
     Investment in notes receivable                               (250)                         -
     Proceeds from release of restricted cash                        -                        372
     Proceeds from notes receivables                                 1                          1
                                                                ------                     ------
     Net cash provided by (used in) investing activities          (249)                       373
                                                                ------                     ------

Cash flows from financing activities:
     Principal payments on debt                                      -                        (15)
                                                                ------                     ------
     Net cash (used in)
         financing activities                                        -                        (15)
                                                                ------                     ------

Net increase (decrease) in cash                                   (328)                         0

Cash at beginning of period                                        454                         28
                                                                ------                     ------

Cash at end of period                                           $  126                     $   28
                                                                ======                     ======


See accompanying notes to consolidated financial statements for Form 10 - QSB

                      PGI INCORPORATED AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements

(1)      Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10 - QSB and therefore do not include all disclosures necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The Company's independent accountants included an explanatory paragraph regarding the Company's ability to continue as a going concern in their opinion on the Company's consolidated financial statements for the year ended December 31, 2000.

         The Company remains in default under the indentures governing its unsecured subordinated and convertible debentures and in default of its primary debt obligations. (See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 9, 10, 11, and 16 to the Company's consolidated financial statements for the year ended December 31, 2000, as contained in the Company's Annual Report on Form 10 - KSB).

         All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the three months ended March 31, 2001 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2001 or any other interim period.

 (2)     Per Share Data

         Primary per share amounts are computed by dividing net income
         (loss), after considering cumulative dividends in arrears on the Company's preferred stock, by the average number of common shares and common stock equivalents outstanding. For this purpose, the Company's cumulative convertible preferred stock and collateralized convertible debentures are not deemed to be common stock equivalents, but outstanding vested stock options are considered as such. However, under the treasury stock method, no vested stock options were assumed to be exercised, and therefore no common stock equivalents existed, for the calculation of primary per share amounts for the three months ended March 31, 2001 and 2000. The average number of common shares outstanding for the three months ended March 31, 2001 and 2000 was 5,317,758.

         Fully diluted per share amounts are computed by dividing net income
         (loss) by the average number of common shares outstanding, after adjusting both for the estimated effects of the assumed exercise of stock options and the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures into shares of common stock. For the three months ended March 31, 2001 and 2000, no stock options were assumed to be exercised and the effect of the assumed exercise of stock options and the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

         The following is a summary of the calculations used in computing basic and diluted (loss) per share for the three months ended March 31, 2001 and 2000.

                                                         Three Months Ended
                                                         ------------------
                                                     March 31,        March 31,
                                                       2001             2000
                                                       ----             ----

         Net (Loss)                                 $ (560,000)     $ (515,000)
         Preferred Dividends                          (160,000)       (160,000)
                                                    ----------      ----------
         (Loss) Available to
            Common Shareholders                     $ (720,000)     $ (675,000)
                                                    ==========      ==========

         Weighted Amount of Shares
            Outstanding                              5,317,758       5,317,758
         Basic and Diluted (Loss) Per
            Share                                   $     (.14)     $     (.13)

(3)      Statement of Cash Flows

         The Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows", which requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. Interest paid for the three months ended March 31, 2001 and 2000 was $24,000 and $25,000 respectively.

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

(4)      Restricted Cash

         Restricted cash includes restricted proceeds held by the primary lender as collateral for debt repayment and escrowed receipts related to sold contracts receivable.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

(5)      Receivables

         Net receivables consisted of:

                                                             March 31,             December 31,
                                                               2001                    2000
                                                               ----                    ----
                                                                     ($ in thousands)

         Contracts receivable on homesite sales               $  219                 $  222

         Less: Allowance for cancellations                      (219)                  (222)
                                                              ------                 ------
         Net receivables on real estate sales                      0                      0
         Other notes receivable                                  263                     14
         Other interest receivable                                 8                     35
                                                              ------                 ------
                                                              $  271                 $   49
                                                              ======                 ======

(6)      Land and Improvements

         Land and improvement inventories consisted of:

                                                             March 31,             December 31,
                                                               2001                    2000
                                                               ----                    ----
                                                                     ($ in thousands)

         Unimproved land                                      $  613                 $  613
         Fully improved land                                     142                    147
                                                              ------                 ------
                                                              $  755                 $  760
                                                              ======                 ======

(7)      Property and Equipment

                                                             March 31,             December 31,
                                                               2001                    2000
                                                               ----                    ----
                                                                     ($ in thousands)

         Furniture, fixtures and other equipment              $    31                $    31
         Less: Accumulated depreciation                           (31)                   (31)
                                                              -------                -------
                                                              $     0                $     0
                                                              =======                =======

(8)      Other Assets

         Other assets consisted of:

                                                             March 31,             December 31,
                                                               2001                    2000
                                                               ----                    ----
                                                                     ($ in thousands)

         Deposit with Trustee of 6-1/2% debentures            $  154                 $  152
         Other                                                    14                     12
                                                              ------                 ------
                                                              $  168                 $  164
                                                              ======                 ======

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

(9)      Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses consisted of:

                                                             March 31,             December 31,
                                                               2001                    2000
                                                               ----                    ----
                                                                     ($ in thousands)

         Accounts payable                                     $   20                 $    56
         Accrued consulting fees                                   -                       2
         Accrued audit & professional                             14                      33
         Accrued legal                                             -                       4
         Estimated recourse liability for
            receivables sold                                       4                      17
                                                              ------                 -------
                                                              $   38                 $   112
                                                              ======                 =======

         Accrued Real Estate Taxes consisted of:

         Current real estate taxes                            $   49                 $    37
         Delinquent real estate taxes                            406                     405
                                                              ------                 -------
                                                              $  455                 $   442
                                                              ======                 =======

(10) Primary Lender Credit Agreements, Notes Payable, Subordinated and Convertible Debentures Payable

         Credit agreements with the Company's primary lender and notes payable consisted of the following:

                                                             March 31,             December 31,
                                                               2001                    2000
                                                               ----                    ----
                                                                     ($ in thousands)

         Credit agreements - primary lender:
            (maturing July 8, 1997, bearing interest
            at prime plus 5%)                                 $   700                $   700
         Notes payable - $1,176,000
            bearing interest at prime plus 2%                   1,198                  1,198
                                                              -------                -------

         Subordinated debentures payable:

            At 6-1/2% interest; due June 1991                   1,034                  1,034
            At 6% interest; due May 1, 1992                     8,025                  8,025
                                                              -------                -------
                                                              $ 9,059                $ 9,059
                                                              -------                -------

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

         Collateralized convertible debentures payable:

            At 14% interest; due July 8, 1997,
            convertible into shares of common stock             1,500                1,500
                                                              -------              -------
            at $1.72 per share                                $12,457              $12,457
                                                              =======              =======

(11)     Real Estate Sales and Other Income

         Real Estate Sales and Cost of Sales for the three months ended March 31, 2001 and 2000 were as follows:

                                                                   Three Months Ended
                                                                   ------------------
                                                             March 31,             December 31,
                                                               2001                    2000
                                                               ----                    ----
                                                                     ($ in thousands)

         Homesite Sales                                       $  12                   $   -
         Cost of Sales                                            6                       -

         Other income for the three months ended March 31, 2001 and 2000 was $3,000 for both quarters. The other income mainly consists of recoveries of contracts receivable which have been fully provided for.

(12)     Commitments and Contingencies

         The aggregate outstanding balances of all receivables sold and exchanged with recourse totaled $21,000 and $34,000 at March 31, 2001 and December 31, 2000, respectively. Based on its collection experience with such receivables, the Company maintained allowances at March 31, 2001 and December 31, 2000, classified in accounts payable and accrued expenses, of $4,000 and $17,000 respectively, for the recourse provision related to all receivables sold.

(13)     Income Taxes

         At December 31, 2000, the Company had an operating loss carryforward of approximately $36,000,000 to reduce future taxable income. These operating losses expire at various dates through 2012.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

         The following summarizes the temporary differences of the Company at December 31, 2000 at the current statutory rate:


         Deferred tax asset:
             Net operating loss carryforward                                    $  14,303,000
             Adjustments to reduce land to net realizable value                        12,000
             Expenses capitalized under IRC 263(a)                                     56,000
             ITC carryforward                                                         215,000
             Valuation allowance                                                  (14,414,000)
                                                                                -------------
                                                                                      172,000

         Deferred tax liability:
             Basis difference of land and improvement inventories                     172,000
                                                                                -------------
         Net deferred tax asset                                                 $           0
                                                                                =============

                      PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note

         The Company's business focus and emphasis recently has been to concentrate its sales and marketing efforts on the disposition in bulk of its undeveloped, platted, residential real estate, as a result of its continuing financial difficulties due to the principal and interest owed on its debt.

         Presently, the Company's remaining inventory mainly consists of 370 acres located in Hernando County, Florida. In addition, the Company has been actively pursuing collection on delinquent contract receivables from homesite sales. The Company owns approximately 37 lots, mostly located in Citrus County, Florida which are listed for sale.

         The Company believes the 370 acres located in Hernando County, Florida may become more marketable because of the property's close proximity to the recently completed interchange of the Suncoast Expressway with Highway 98. In December 1999, the Hernando County Commission approved a change in land use of 40 acres of the parcel from residential to commercial use. The Company anticipates that a further extension of the Suncoast Expressway beyond Highway 98 will not occur for several years.

Results of Operations

         Revenues for the first three months of 2001 increased by $18,000 to $30,000 from $12,000 for the comparable 2000 period reflecting real estate sales in the current year and an increase in interest income due to the release of restricted cash in October 2000 which had been non-interest bearing. A net loss of $560,000 was incurred for the first three months of 2001 compared to net loss of $515,000 for the first three months of 2000. Expenses for the three months increased by $63,000. After consideration of cumulative preferred dividends in arrears, totaling $160,000 for each of the three months ended March 31, 2001 and 2000 ($.05 per share of common stock), net (loss) per share of $(.14) and $(.13) respectively was reported for the three month periods ended March 31, 2001 and 2000.

         Real Estate Sales and Cost of Sales consisted of:

                                                                   Three Months Ended
                                                                   ------------------
                                                             March 31,             December 31,
                                                               2001                    2000
                                                               ----                    ----
                                                                    ($ in thousands)

         Homesite Sales                                        $ 12                    $  -
         Cost of Sales                                            6                       -

Other income for the three months ended March 31, 2001 and 2000 was $3,000 for both quarters. The other income mainly consists of recoveries of contracts receivable which have been fully provided for.

                      PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         As of March 31, 2001, the Company remained in default of its primary lender indebtedness with PGIP, LLC, ("PGIP"). PGIP holds restricted funds of the Company pursuant to an escrow agreement whereby funds may be disbursed (i) as requested by PGI and agreed to by PGIP, or (ii) as deemed necessary and appropriate by PGIP, in either case, to protect PGIP's interest in the Retained Acreage (as hereinafter defined), including PGIP's right to receive principal and interest under the note agreement securing the remaining indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company. The restricted escrow held by the primary lender at March 31, 2001 and December 31, 2000 was $308,000 and $327,000 respectively. The real estate owned by the Company which has not been sold, approximately 370 acres (the "Retained Acreage") remains subject to the primary lender indebtedness.

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

         Contracts receivable on homesite sales and related receivables are fully provided for cancellation at March 31, 2001 and December 31, 2000. The Company has been actively pursuing collection on the delinquent receivables. An assessment is made for each contract receivable as to the economic benefit of reacquisition of the lot considering the cost of foreclosure, delinquent taxes and association fees due, and estimated current sale value of the lot. For those with benefit, foreclosure action is begun in the absence of payment or receipt of a quit claim deed of the property back to the Company.

         Cash used in operating activities for the three months ended March 31, 2001 was $79,000 compared to $358,000 for the comparable 2000 period. With the release of restricted cash in February, 2000, $160,000 was paid in associated settlement fees and the Company paid $150,000 of accrued consulting fees to Love Real Estate Company. Cash used in investing activities in 2001 included a $250,000 investment in a short-term note with an affiliated bank and holding company. Cash used in financing activities in the amount of $15,000 was for repayment of a note payable to Love Investment Company in 2000.

                      PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Analysis of Financial Condition

         Assets decreased at March 31, 2001 compared to assets at December 31, 2000, reflecting the following changes:

                                                     March 31,       December 31,        Increase
                                                       2001              2000           (Decrease)
                                                       ----              ----           ----------

                                                                    ($ in thousands)

         Cash and cash equivalents                    $   126           $   454          $  (328)
         Restricted cash                                  313               333              (20)
         Receivables                                      271                49              222
         Land and improvement inventories                 755               760               (5)
         Other assets                                     168               164                4
                                                      -------           -------          -------
                                                      $ 1,633           $ 1,760          $  (127)
                                                      =======           =======          =======

         Liabilities were approximately $28.4 million at March 31, 2001 compared to approximately $28 million at December 31, 2000 reflecting the following changes:

                                                     March 31,       December 31,        Increase
                                                       2001              2000           (Decrease)
                                                       ----              ----           ----------

                                                                    ($ in thousands)

         Accounts payable & accrued expenses          $    38           $   112          $  (74)
         Accrued real estate taxes                        455               442              13
         Accrued interest                              15,475            14,981             494
         Credit agreements - primary lender               700               700               -
         Notes                                          1,198             1,198               -
         Convertible subordinated
            debentures payable                          9,059             9,059               -
         Convertible debentures payable                 1,500             1,500               -
                                                      -------           -------          ------
                                                      $28,425           $27,992          $  433
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

                      PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         The Company remains in default of the entire principal plus interest on its subordinated debentures. The amounts due are as indicated in the following table:

                                                                         March 31, 2001
                                                                         --------------

                                                               Principal                 Unpaid
                                                               Amount Due               Interest
                                                               ----------               --------

                                                                        ($ in thousands)

         Subordinated debentures due
                   June 1, 1991                                 $ 1,034                 $   772
         Subordinated debentures due
                   May 1, 1992                                    8,025                   6,903
                                                                -------                 -------
                                                                $ 9,059                 $ 7,675
                                                                =======                 =======

         The Company does not have funds available to make any payments of either principal or interest on the above debentures.

                      PGI INCORPORATED AND SUBSIDIARIES

PART II  Other Information

Item 1   Legal Proceedings

         In 1994, the Citrus County Tax Assessor denied agricultural exemption status for the undeveloped Sugarmill Woods property and the Company was forced to sue the County to reclaim the tax benefit. In 1995, the Citrus County Tax Assessor again denied agricultural exemption status for the undeveloped Sugarmill Woods property, but was overruled by the Value Adjustment Board. As a result, the Tax Assessor sued Sugarmill Woods, and was again successful in denying the agricultural exemption for the property. The Company won on appeal, but the Tax Assessor appealed to the Supreme Court of Florida to reinstate the exemption. On April 1, 1999, the Supreme Court of Florida issued their opinion in favor of Sugarmill Woods, Inc. On November 9, 1999 the Circuit Court of Citrus County adjudged the agricultural classification applicable to tax years 1994, 1995 and 1996 for exemption. The non interest bearing restricted escrow of $557,000 was released in October 2000 with the confirmation that no further liability for tax years 1994, 1995, and 1996. Tax year 1997 remains in dispute on a matter of timely filing of petition for exemption.

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

         (b) No report on Form 8 - K was filed during the quarter ended March 31, 2001.

                      PGI INCORPORATED AND SUBSIDIARIES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PGI INCORPORATED
                         --------------------------
                                (Registrant)

Date:   May 15, 2001                                  /s/ Laurence A Schiffer
     ------------------                               -------------------------

                                                      Laurence A. Schiffer
                                                      President

                      PGI INCORPORATED AND SUBSIDIARIES


EXHIBIT INDEX
-------------

2.       Inapplicable.

3.       Inapplicable.

4.       Inapplicable.

10.      Inapplicable.

11.      Statements re: Computations of Per Share Earnings.
         (Incorporated by reference to Note 2 to the consolidated financial statements herein.)

15.      Inapplicable.

18.      Inapplicable.

19.      Inapplicable.

22.      Inapplicable.

23.      Inapplicable.

24.      Inapplicable.

99.      Inapplicable.