Form 10QSB
period 2001-06-30
PGI INC
filed 2001-08-14
CIK 81157

                      PGI INCORPORATED AND SUBSIDIARIES

                   U.S SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10 - QSB

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended     June 30, 2001
                                              ------------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                    ---------------    --------------
     Commission File Number            1-6471
                            -----------------------------------------

     PGI INCORPORATED
     ----------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

                        FLORIDA                                        59-0867335
     -----------------------------------------------      -----------------------------------
     (State or other jurisdiction of incorporation        (I.R.S. Employer Identification No.)

     212 SOUTH CENTRAL, SUITE 100, ST. LOUIS, MISSOURI  63105
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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 9, 2001 there were 5,317,758 shares of the Registrant's common stock outstanding.

     Transitional Small Business Disclosure Format (Check one):

               Yes               No   X
                  -------          -------

                               PGI INCORPORATED AND SUBSIDIARIES

                                         Form 10 - QSB
                              For the Quarter Ended June 30, 2001
                                       Table of Contents
                                       -----------------


                                                                                Form 10 - QSB
                                                                                   Page No.
                                                                                -------------

PART I               Financial Information

          Item 1     Financial Statements
                     Consolidated Statements of Financial Position
                         June 30, 2001 and December 31, 2000                          3

                     Consolidated Statements of Operations
                         Three and Six Months Ended June 30, 2001 and 2000            4

                     Condensed Consolidated Statements of Cash Flows
                         Six Months Ended June 30, 2001 and 2000                      5

                     Notes to Consolidated Financial Statements for
                         Form 10 - QSB                                              6 - 11

          Item 2     Management's Discussion and Analysis of
                         Financial Condition and Results of Operations             12 - 15


PART II              Other Information

          Item 1     Legal Proceedings                                               16

          Item 2     Changes in Securities                                           16

          Item 3     Defaults Upon Senior Securities                                 16

          Item 4     Submission of Matters to a Vote of Security Holders             16

          Item 5     Other Information                                               16

          Item 6     Exhibits and Reports on Form 8 - K                              16

      SIGNATURES                                                                     17

                      PGI INCORPORATED AND SUBSIDIARIES

Part I            Financial Information
         Item 1   Financial Statements

                CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                              ($ in thousands)

                                                          June 30,     December 31,
                                                            2001           2000
                                                            ----           ----
ASSETS
   Cash and cash equivalents                              $     81       $    454
   Restricted cash                                             295            333
   Receivables                                                 274             49
   Land and improvement inventories                            757            760
   Other assets                                                168            164
                                                          --------       --------
                                                          $  1,575       $  1,760
                                                          ========       ========


LIABILITIES
      Accounts payable & accrued expenses                 $     53       $    112
      Accrued real estate taxes                                428            442
      Accrued interest:
        Debentures                                          14,014         13,077
        Other                                                1,962          1,904
Credit Agreements -
        Primary lender                                         700            700
        Notes payable                                        1,198          1,198
      Subordinated
        debentures payable                                   9,059          9,059
      Convertible debentures payable                         1,500          1,500
                                                          --------       --------
                                                          $ 28,914       $ 27,992
                                                          --------       --------

STOCKHOLDERS' EQUITY
   Preferred stock, par value $1.00 per share;
      authorized 5,000,000 shares; 2,000,000
      Class A cumulative convertible shares issued
      and outstanding; (liquidation preference of
      $8,000,000 and cumulative dividends)                   2,000          2,000
   Common stock, par value $.10 per share;
      authorized  25,000,000 shares; 5,317,758
      shares issued and outstanding                            532            532
   Paid in capital                                          13,498         13,498
   Accumulated deficit                                     (43,369)       (42,262)
                                                          --------       --------
                                                           (27,339)       (26,232)
                                                          --------       --------
                                                          $  1,575       $  1,760
                                                          ========       ========

See accompanying notes to consolidated financial statements for Form 10 - QSB.

                      PGI INCORPORATED AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                ($ in thousands)
                                                   (Unaudited)

                                                              Three Months Ended           Six Months Ended
                                                              ------------------           ----------------
                                                            June 30,       June 30,      June 30,      June 30,
                                                             2001           2000           2001          2000
                                                             ----           ----           ----          ----
REVENUES
   Real Estate Sales                                         $  26          $   -        $    38       $      -
   Interest Income                                              10              9             25             18
   Other Income                                                  4              1              7              4
                                                             -----          -----        -------        -------
                                                                40             10             70             22
                                                             -----          -----        -------        -------

COSTS AND EXPENSES
   Cost of Real Estate Sales                                 $   5          $   -        $    11       $      -
   Interest                                                    523            492          1,041            972
   Taxes & Assessments                                          17             21             33             37
   Consulting & Accounting                                      13             10             23             21
   Legal & Professional                                         21              6             36             17
   General & Administrative                                      8             23             33             32
                                                             -----          -----        -------        -------
                                                               587            552          1,177          1,079
                                                             -----          -----        -------        -------
NET (LOSS)                                                   $(547)         $(542)       $(1,107)       $(1,057)
                                                             =====          =====        =======        =======


NET (LOSS) PER SHARE (*)                                     $(.13)         $(.13)       $  (.27)       $  (.26)
                                                             =====          =====        =======        =======


* Considers the effect of cumulative preferred dividends in arrears for the three and six months ended June 30, 2001 and 2000.


See accompanying notes to consolidated financial statements for Form 10 - QSB.

                      PGI INCORPORATED AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              ($ in thousands)
                                 (Unaudited)

                                                               Six Months Ended
                                                               ----------------
                                                            June 30,       June 30,
                                                              2001           2000
                                                              ----           ----
Net cash (used in) operating activities                      $(118)         $(357)
                                                             -----          -----

Cash flows from investing activities:
   Investment in notes receivable                             (250)             -
   Purchases of inventory and deferred expenditures             (7)             -
   Proceeds from release of restricted cash                      -            372
   Proceeds from notes receivables                               2              2
                                                             -----          -----
   Net cash provided by (used in) investing activities        (255)           374
                                                             -----          -----

Cash flows from financing activities:
   Principal payments on debt                                    -            (15)
                                                             -----          -----
   Net cash (used in)
      financing activities                                       -            (15)
                                                             -----          -----

Net increase (decrease) in cash                               (373)             2

Cash at beginning of period                                    454             28
                                                             -----          -----

Cash at end of period                                        $  81          $  30
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

        All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the three and six months ended June 30, 2001 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2001 or any other interim period.

 (2)    Per Share Data

        Primary per share amounts are computed by dividing net income
        (loss), after considering cumulative dividends in arrears on the Company's preferred stock, by the average number of common shares and common stock equivalents outstanding. For this purpose, the Company's cumulative convertible preferred stock and collateralized convertible debentures are not deemed to be common stock equivalents, but outstanding vested stock options are considered as such. However, under the treasury stock method, no vested stock options were assumed to be exercised, and therefore no common stock equivalents existed, for the calculation of primary per share amounts for the six months ended June 30, 2001 and 2000. The average number of common shares outstanding for the six months ended June 30, 2001 and 2000 was 5,317,758.

        Fully diluted per share amounts are computed by dividing net income
        (loss) by the average number of common shares outstanding, after adjusting both for the estimated effects of the assumed exercise of stock options and the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures into shares of common stock. For the six months ended June 30, 2001 and 2000, no stock options were assumed to be exercised and the effect of the assumed exercise of stock options and the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

        The following is a summary of the calculations used in computing basic and diluted (loss) per share for the three and six months ended June 30, 2001 and 2000.

                                                           Three Months Ended            Six Months Ended
                                                           ------------------            ----------------
                                                         June 30,       June 30,       June 30,       June 30,
                                                           2001           2000           2001           2000
                                                           ----           ----           ----           ----
        Net (Loss)                                      $(547,000)     $(542,000)   $(1,107,000)   $(1,057,000)
        Preferred Dividends                              (160,000)      (160,000)      (320,000)      (320,000)
                                                        ---------      ---------    -----------    -----------
        (Loss) Available to
           Common Shareholders                          $(707,000)     $(702,000)   $(1,427,000)   $(1,377,000)
                                                        =========      =========    ===========    ===========

        Weighted Amount of Shares
           Outstanding                                  5,317,758      5,317,758      5,317,758      5,317,758
        Basic and Diluted (Loss) Per
           Share                                        $    (.13)     $    (.13)   $      (.27)   $      (.26)

(3)     Statement of Cash Flows

        The Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows", which requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. Interest paid for the six months ended June 30, 2001 and 2000 was $46,000 and $51,000 respectively.

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

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

(5)     Receivables

        Net receivables consisted of:

                                                            June 30,     December 31,
                                                             2001           2000
                                                             ----           ----
                                                               ($ in thousands)
        Contracts receivable on homesite sales               $ 181          $ 222

        Less:  Allowance for cancellations                    (181)          (222)
                                                             -----          -----
        Net receivables on real estate sales                     0              0
        Other notes receivable                                 262             14
        Other interest receivable                               12             35
                                                             -----          -----
                                                             $ 274          $  49
                                                             =====          =====

(6)     Land and Improvements

        Land and improvement inventories consisted of:

                                                            June 30,     December 31,
                                                             2001           2000
                                                             ----           ----
                                                               ($ in thousands)
        Unimproved land                                      $ 613          $ 613
        Fully improved land                                    144            147
                                                             -----          -----
                                                             $ 757          $ 760
                                                             =====          =====

(7)     Property and Equipment

                                                            June 30,     December 31,
                                                             2001           2000
                                                             ----           ----
                                                                ($ in thousands)
        Furniture, fixtures and other equipment              $  31          $  31
        Less:  Accumulated depreciation                        (31)           (31)
                                                             -----          -----
                                                             $   0          $   0
                                                             =====          =====

(8)     Other Assets

        Other assets consisted of:

                                                            June 30,      December 31,
                                                             2001            2000
                                                             ----            ----
                                                               ($ in thousands)
        Deposit with Trustee of 6-1/2% debentures            $ 156          $ 152
        Other                                                   12             12
                                                             -----          -----
                                                             $ 168          $ 164
                                                             =====          =====

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

(9)     Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consisted of:

                                                            June 30,     December 31,
                                                             2001           2000
                                                             ----           ----
                                                               ($ in thousands)

        Accounts payable                                     $  37          $  56
        Accrued consulting fees                                  2              2
        Accrued audit & professional                            14             33
        Accrued legal                                            -              4
        Estimated recourse liability for
           receivables sold                                      -             17
                                                             -----          -----
                                                             $  53          $ 112
                                                             =====          =====

        Accrued Real Estate Taxes consisted of:

        Current real estate taxes                            $  20          $  37
        Delinquent real estate taxes                           408            405
                                                             -----          -----
                                                             $ 428          $ 442
                                                             =====          =====



(10) Primary Lender Credit Agreements, Notes Payable, Subordinated and Convertible Debentures Payable

        Credit agreements with the Company's primary lender and notes payable consisted of the following:

                                                           June 30,     December 31,
                                                             2001           2000
                                                             ----           ----
                                                              ($ in thousands)
        Credit agreements - primary lender:
           (maturing July 8, 1997, bearing interest
           at prime plus 5%)                               $   700        $   700
        Notes payable - $1,176,000
           bearing interest at prime plus 2%                 1,198          1,198
                                                           -------        -------
        Subordinated debentures payable:

           At 6-1/2% interest; due June 1991                 1,034          1,034
           At 6% interest; due May 1, 1992                   8,025          8,025
                                                           -------        -------
                                                           $ 9,059        $ 9,059
                                                           -------        -------

        Collateralized convertible debentures payable:

           At 14% interest; due July 8, 1997,
           convertible into shares of common stock at        1,500          1,500
           $1.72 per share                                 -------        -------
                                                           $12,457        $12,457
                                                           =======        =======

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)


(11)    Real Estate Sales and Other Income

        Real Estate Sales and Cost of Sales for the three and six months ended June 30, 2001 and 2000 were as follows:

                                              Three Months                   Six Months
                                                  Ended                         Ended
                                                  -----                         -----
                                         June 30,       June 30,       June 30,       June 30,
                                           2001           2000           2001           2000
                                           ----           ----           ----           ----
                                            ($ in thousands)              ($ in thousands)
        Homesite Sales                     $ 26           $  -           $ 38            $ -
        Cost of Sales                         5              -             11              -


        Other income for the six months ended June 30, 2001 and 2000 was $7,000 and $4,000 respectively. The other income mainly consists of recoveries of contracts receivable which have been fully provided for.

(12)    Commitments and Contingencies

        The aggregate outstanding balances of all receivables sold and exchanged with recourse totaled $17,000 and $34,000 at June 30, 2001 and December 31, 2000, respectively. Based on its collection experience with such receivables, the Company maintained no allowance at June 30, 2001. At December 31, 2000, the Company maintained an allowance of $17,000 classified in accounts payable and accrued expenses, for the recourse provision related to all receivables sold.

(13)    Income Taxes

        At December 31, 2000, the Company had an operating loss carryforward of approximately $36,000,000 to reduce future taxable income. These operating losses expire at various dates through 2012.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

        The following summarizes the temporary differences of the Company at December 31, 2000 at the current statutory rate:

        Deferred tax asset:
           Net operating loss carryforward                           $ 14,303,000
           Adjustments to reduce land to net realizable value              12,000
           Expenses capitalized under IRC 263(a)                           56,000
           ITC carryforward                                               215,000
           Valuation allowance                                        (14,414,000)
                                                                     ------------
                                                                          172,000


        Deferred tax liability:
           Basis difference of land and improvement inventories           172,000
                                                                     ------------
        Net deferred tax asset                                       $          0
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

        Presently, the Company's remaining inventory primarily consists of 370 acres located in Hernando County, Florida. In addition, the Company has been actively pursuing collection on delinquent contract receivables from homesite sales. The Company owns approximately 38 lots, mostly located in Citrus County, Florida which are listed for sale.

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

Results of Operations

        Revenues for the first six months of 2001 increased by $48,000 to $70,000 from $22,000 for the comparable 2000 period reflecting real estate sales in the current year and an increase in interest income due to the release of restricted cash in October 2000 which had been non-interest bearing. A net loss of $1,107,000 was incurred for the first six months of 2001 compared to net loss of $1,057,000 for the first six months of 2000. Expenses for the six months increased by $98,000. After consideration of cumulative preferred dividends in arrears, totaling $320,000 for each of the six months ended June 30, 2001 and 2000 ($.10 per share of common stock), net (loss) per share of $(.27) and $(.26) respectively was reported for the six month periods ended June 30, 2001 and 2000.

        Real Estate Sales and Cost of Sales consisted of:

                                            Three Months Ended            Six Months Ended
                                          June 30,       June 30,       June 30,       June 30,
                                            2001           2000           2001           2000
                                            ----           ----           ----           ----
                                             ($ in thousands)              ($ in thousands)
        Homesite Sales                      $26            $ -            $38            $ -
        Cost of Sales                         5              -             11              -

        Other income for the six months ended June 30, 2001 and 2000 was $7,000 and $4,000 respectively. The other income mainly consists of recoveries of contracts receivable which have been fully provided for.

                      PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

        As of June 30, 2001, the Company remained in default of its primary lender indebtedness with PGIP, LLC, ("PGIP"). PGIP holds restricted funds of the Company pursuant to an escrow agreement whereby funds may be disbursed
(i) as requested by PGI and agreed to by PGIP, or (ii) as deemed necessary and appropriate by PGIP, in either case, to protect PGIP's interest in the Retained Acreage (as hereinafter defined), including PGIP's right to receive principal and interest under the note agreement securing the remaining indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company. The restricted escrow held by the primary lender at June 30, 2001 and December 31, 2000 was $289,000 and $327,000 respectively. The real estate owned by the Company which has not been sold, approximately 370 acres (the "Retained Acreage") remains subject to the primary lender indebtedness.

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

        Contracts receivable on homesite sales and related receivables are fully provided for cancellation at June 30, 2001 and December 31, 2000. The Company has been actively pursuing collection on the delinquent receivables. An assessment is made for each contract receivable as to the economic benefit of reacquisition of the lot considering the cost of foreclosure, delinquent taxes and association fees due, and estimated current sale value of the lot. For those with benefit, foreclosure action is begun in the absence of payment or receipt of a quit claim deed of the property back to the Company. Three lots were reacquired through foreclosure in the six months ended June 30,2001.

        Cash used in operating activities for the six months ended June 30, 2001 was $118,000 compared to $357,000 for the comparable 2000 period. With the release of restricted cash in February, 2000, $160,000 was paid in associated settlement fees and the Company paid $150,000 of accrued consulting fees to Love Real Estate Company. Cash used in investing activities in 2001 included a $250,000 investment in a short-term note with an affiliated bank and holding company and $7,000 in expenditures for lot reacquisitions. Cash used in financing activities in the amount of $15,000 was for repayment of a note payable to Love Investment Company in 2000.

                      PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Analysis of Financial Condition

        Assets decreased at June 30, 2001 compared to assets at December 31, 2000, reflecting the following changes:

                                                           June 30,     December 31,     Increase
                                                             2001           2000        (Decrease)
                                                             ----           ----        ----------

                                                                       ($ in thousands)
        Cash and cash equivalents                          $    81        $   454         $ (373)
        Restricted cash                                        295            333            (38)
        Receivables                                            274             49            225
        Land and improvement inventories                       757            760             (3)
        Other assets                                           168            164              4
                                                           -------        -------         ------
                                                           $ 1,575        $ 1,760         $ (185)
                                                           =======        =======         ======

        Liabilities were approximately $28.9 million at June 30, 2001 compared to approximately $28 million at December 31, 2000 reflecting the following changes:

                                                           June 30,     December 31,     Increase
                                                             2001           2000        (Decrease)
                                                             ----           ----        ----------

                                                                      ($ in thousands)
        Accounts payable & accrued expenses                $    53        $   112         $  (59)
        Accrued real estate taxes                              428            442            (14)
        Accrued interest                                    15,976         14,981            995
        Credit agreements - primary lender                     700            700              -
        Notes                                                1,198          1,198              -
        Convertible subordinated
           debentures payable                                9,059          9,059              -
        Convertible debentures payable                       1,500          1,500              -
                                                           -------        -------         ------
                                                           $28,914        $27,992         $  922
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

                      PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

        The Company remains in default of the entire principal plus interest on its subordinated debentures. The amounts due are as indicated in the following table:

                                                                June 30, 2001
                                                                -------------

                                                          Principal        Unpaid
                                                          Amount Due      Interest
                                                          ----------      --------

                                                              ($ in thousands)
        Subordinated debentures due
           June 1, 1991                                    $ 1,034        $   790
        Subordinated debentures due
           May 1, 1992                                       8,025          7,102
                                                           -------        -------
                                                           $ 9,059        $ 7,892
                                                           =======        =======

        The Company does not have funds available to make any payments of either principal or interest on the above debentures.

                      PGI INCORPORATED AND SUBSIDIARIES

PART II   Other Information

Item 1  Legal Proceedings

        In 1994, the Citrus County Tax Assessor denied agricultural exemption status for the undeveloped Sugarmill Woods property and the Company was forced to sue the County to reclaim the tax benefit. In 1995, the Citrus County Tax Assessor again denied agricultural exemption status for the undeveloped Sugarmill Woods property, but was overruled by the Value Adjustment Board. As a result, the Tax Assessor sued Sugarmill Woods, and was again successful in denying the agricultural exemption for the property. The Company won on appeal, but the Tax Assessor appealed to the Supreme
Court of Florida to reinstate the exemption. On April 1, 1999, the Supreme Court of Florida issued their opinion in favor of Sugarmill Woods, Inc. On November 9, 1999 the Circuit Court of Citrus County adjudged the agricultural classification applicable to tax years 1994, 1995 and 1996 for exemption. The non interest bearing restricted escrow of $557,000 was released in October 2000 with the confirmation that no further liability exists for tax years 1994, 1995, and 1996. Tax year 1997 remains in dispute on a matter of timely filing of petition for exemption.

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

        (b) No report on Form 8 - K was filed during the quarter ended June 30, 2001.

                      PGI INCORPORATED AND SUBSIDIARIES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PGI INCORPORATED
                                  --------------------------
                                         (Registrant)

Date:   August 14, 2001                            /s/ Laurence A. Schiffer
     ---------------------                         -----------------------------

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

15      Inapplicable.

18.     Inapplicable.

19.     Inapplicable.

22.     Inapplicable.

23.     Inapplicable.

24.     Inapplicable.

99.     Inapplicable.