Form 10QSB
period 2001-09-30
PGI INC
filed 2001-11-14
CIK 81157

                      PGI INCORPORATED AND SUBSIDIARIES

                   U.S SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10 - QSB

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended     September 30, 2001
                                             -----------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                              to
                                        ----------------------------
         Commission File Number      1-6471
                                -----------

         PGI INCORPORATED
         ----------------
         (Exact name of small business issuer as specified in its charter)

                    FLORIDA                                   59-0867335
         ----------------------------                    -------------------
         (State or other jurisdiction                     (I.R.S. Employer
               of incorporation                          Identification No.)

         212 SOUTH CENTRAL, SUITE 100, ST. LOUIS, MISSOURI 63105
         -------------------------------------------------------
         (Address of principal executive offices)

         (314) 512-8650
         --------------
         (Issuer's telephone number)


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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 9, 2001 there were 5,317,758 shares of the Registrant's common stock outstanding.

         Transitional Small Business Disclosure Format (Check one):

                  Yes                 No    X
                     ---------          ---------

                                       PGI INCORPORATED AND SUBSIDIARIES

                                                 Form 10 - QSB
                                    For the Quarter Ended September 30, 2001
                                               Table of Contents
                                               -----------------

                                                                                                  Form 10 - QSB
                                                                                                    Page No.
                                                                                                    --------
PART I                   Financial Information

              Item 1     Financial Statements
                         Consolidated Statements of Financial Position
                              September 30, 2001 and December 31, 2000                                  3

                         Consolidated Statements of Operations
                              Three and Nine Months Ended September 30, 2001 and 2000                   4

                         Condensed Consolidated Statements of Cash Flows
                               Nine Months Ended September 30, 2001 and 2000                            5

                         Notes to Consolidated Financial Statements for
                              Form 10 - QSB                                                          6 - 11

              Item 2     Management's Discussion and Analysis of
                              Financial Condition and Results of Operations                          12 - 15



PART II                  Other Information

              Item 1     Legal Proceedings                                                             16

              Item 2     Changes in Securities                                                         16

              Item 3     Defaults Upon Senior Securities                                               16

              Item 4     Submission of Matters to a Vote of Security Holders                           16

              Item 5     Other Information                                                             16

              Item 6     Exhibits and Reports on Form 8 - K                                            16

          SIGNATURES                                                                                   17

                                     PGI INCORPORATED AND SUBSIDIARIES

Part I             Financial Information
         Item 1    Financial Statements

                               CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                             ($ in thousands)
                                                                   September 30,                December 31,
                                                                       2001                         2000
                                                                       ----                         ----
ASSETS
     Cash and cash equivalents                                       $    325                     $    454
     Restricted cash                                                      277                          333
     Receivables                                                           14                           49
     Land and improvement inventories                                     752                          760
     Other assets                                                         173                          164
                                                                     --------                     --------
                                                                     $  1,541                     $  1,760
                                                                     ========                     ========

LIABILITIES
     Accounts payable & accrued expenses                             $     48                     $    112
     Accrued real estate taxes                                            436                          442
     Accrued interest:
         Debentures                                                    14,499                       13,077
         Other                                                          1,988                        1,904
Credit Agreements -
         Primary lender                                                   700                          700
         Notes payable                                                  1,198                        1,198
     Subordinated
         debentures payable                                             9,059                        9,059
     Convertible debentures payable                                     1,500                        1,500
                                                                     --------                     --------
                                                                     $ 29,428                     $ 27,992
                                                                     --------                     --------

STOCKHOLDERS' EQUITY
     Preferred stock, par value $1.00 per share;
         authorized 5,000,000 shares; 2,000,000
         Class A cumulative convertible shares
         issued and outstanding; (liquidation
         preference of $8,000,000 and cumulative
         dividends)                                                     2,000                        2,000
     Common stock, par value $.10 per share;
         authorized 25,000,000 shares; 5,317,758
         shares issued and outstanding                                    532                          532
     Paid in capital                                                   13,498                       13,498
     Accumulated deficit                                              (43,917)                     (42,262)
                                                                     --------                     --------
                                                                      (27,887)                     (26,232)
                                                                     --------                     --------
                                                                     $  1,541                     $  1,760
                                                                     ========                     ========

See accompanying notes to consolidated financial statements for Form 10 - QSB.

                                  PGI INCORPORATED AND SUBSIDIARIES

Part I             Financial Information (Continued)

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                           ($ in thousands)
                                             (Unaudited)

                                           Three Months Ended                Nine Months Ended
                                           ------------------                -----------------
                                     September 30,   September 30,    September 30,     September 30,
                                         2001            2000             2001              2000
                                         ----            ----             ----              ----
REVENUES
     Real Estate Sales                  $  14           $  35           $    52           $    35
     Interest Income                        9              12                34                30
     Other Income                           9               9                16                13
                                        -----           -----           -------           -------
                                           32              56               102                78
                                        -----           -----           -------           -------

COSTS AND EXPENSES
     Cost of Real Estate Sales          $   8           $  21           $    19           $    21
     Interest                             531             503             1,572             1,475
     Taxes & Assessments                   16              16                49                53
     Consulting & Accounting                7              11                30                32
     Legal & Professional                   9               5                45                22
     General & Administrative               9               9                42                41
                                        -----           -----           -------           -------
                                          580             565             1,757             1,644
                                        -----           -----           -------           -------
NET (LOSS)                              $(548)          $(509)          $(1,655)          $(1,566)
                                        =====           =====           =======           =======

NET (LOSS) PER SHARE (*)                $(.13)          $(.13)          $  (.40)          $  (.38)
                                        =====           =====           =======           =======

* Considers the effect of cumulative preferred dividends in arrears for the three and nine months ended September 30, 2001 and 2000.



See accompanying notes to consolidated financial statements for Form 10 - QSB

                              PGI INCORPORATED AND SUBSIDIARIES

Part I             Financial Information (Continued)

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      ($ in thousands)
                                         (Unaudited)

                                                                     Nine Months Ended
                                                                     -----------------
                                                               September 30,   September 30,
                                                                   2001            2000
                                                                   ----            ----
Net cash (used in) operating activities                           $(126)          $(362)
                                                                  -----           -----

Cash flows from investing activities:
     Purchases of inventory and deferred expenditures                (7)              -
     Proceeds from release of restricted cash                         -             372
     Proceeds from notes receivables                                  4               3
                                                                  -----           -----
     Net cash provided by (used in) investing activities             (3)            375
                                                                  -----           -----

Cash flows from financing activities:
     Principal payments on debt                                       -             (15)
                                                                  -----           -----
     Net cash (used in)
         financing activities                                         -             (15)
                                                                  -----           -----

Net increase (decrease) in cash                                    (129)             (2)

Cash at beginning of period                                         454              28
                                                                  -----           -----

Cash at end of period                                             $ 325           $  26
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

         All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the three and nine months ended September 30, 2001 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2001 or any other interim period.

 (2)     Per Share Data

         Primary per share amounts are computed by dividing net income
         (loss), after considering cumulative dividends in arrears on the Company's preferred stock, by the average number of common shares and common stock equivalents outstanding. For this purpose, the Company's cumulative convertible preferred stock and collateralized convertible debentures are not deemed to be common stock equivalents, but outstanding vested stock options are considered as such. However, under the treasury stock method, no vested stock options were assumed to be exercised, and therefore no common stock equivalents existed, for the calculation of primary per share amounts for the nine months ended September 30, 2001 and 2000. The average number of common shares outstanding for the nine months ended September 30, 2001 and 2000 was 5,317,758.

         Fully diluted per share amounts are computed by dividing net income
         (loss) by the average number of common shares outstanding, after adjusting both for the estimated effects of the assumed exercise of stock options and the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures into shares of common stock. For the nine months ended September 30, 2001 and 2000, no stock options were assumed to be exercised and the effect of the assumed exercise of stock options and the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

         The following is a summary of the calculations used in computing basic and diluted (loss) per share for the three and nine months ended September 30, 2001 and 2000.

                                                  Three Months Ended              Nine Months Ended
                                                  ------------------              -----------------
                                             September 30,  September 30,   September 30,    September 30,
                                                 2001           2000            2001             2000
                                                 ----           ----            ----             ----
         Net (Loss)                           $(548,000)     $(509,000)     $(1,655,000)     $(1,566,000)
         Preferred Dividends                   (160,000)      (160,000)        (480,000)        (480,000)
                                              ---------      ---------      -----------      -----------
         (Loss) Available to
            Common Shareholders               $(708,000)     $(669,000)     $(2,135,000)     $(2,046,000)
                                              =========      =========      ===========      ===========

         Weighted Amount of Shares
            Outstanding                       5,317,758      5,317,758        5,317,758        5,317,758
         Basic and Diluted (Loss) Per
            Share                             $    (.13)     $    (.13)     $      (.40)     $      (.38)

(3)      Statement of Cash Flows

         The Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows", which requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. Interest paid for the nine months ended September 30, 2001 and 2000 was $66,000 and $77,000 respectively.

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

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

(5)      Receivables

         Net receivables consisted of:

                                                          September 30,     December 31,
                                                              2001              2000
                                                              ----              ----
                                                                 ($ in thousands)
         Contracts receivable on homesite sales             $   180           $   222

         Less:  Allowance for cancellations                    (180)             (222)
                                                            -------           -------
         Net receivables on real estate sales                     0                 0
         Other notes receivable                                  11                14
         Other interest receivable                                3                35
                                                            -------           -------
                                                            $    14           $    49
                                                            =======           =======

(6)      Land and Improvements

         Land and improvement inventories consisted of:

                                                          September 30,     December 31,
                                                              2001              2000
                                                              ----              ----
                                                                 ($ in thousands)
         Unimproved land                                    $   613           $   613
         Fully improved land                                    139               147
                                                            -------           -------
                                                            $   752           $   760
                                                            =======           =======

(7)      Property and Equipment

                                                          September 30,     December 31,
                                                              2001              2000
                                                              ----              ----
                                                                 ($ in thousands)
         Furniture, fixtures and other equipment            $    31           $    31
         Less:  Accumulated depreciation                        (31)              (31)
                                                            -------           -------
                                                            $     0           $     0
                                                            =======           =======

(8)      Other Assets

         Other assets consisted of:

                                                          September 30,     December 31,
                                                              2001              2000
                                                              ----              ----
                                                                 ($ in thousands)
         Deposit with Trustee of 6-1/2% debentures          $   157           $   152
         Other                                                   16                12
                                                            -------           -------
                                                            $   173           $   164
                                                            =======           =======

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

(9)      Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses consisted of:

                                                          September 30,     December 31,
                                                              2001              2000
                                                              ----              ----
                                                                 ($ in thousands)
         Accounts payable                                   $    29           $    56
         Accrued consulting fees                                  -                 2
         Accrued audit & professional                            19                33
         Accrued legal                                            -                 4
         Estimated recourse liability for
            receivables sold                                      -                17
                                                            -------           -------
                                                            $    48           $   112
                                                            =======           =======

         Accrued Real Estate Taxes consisted of:

         Current real estate taxes                          $    28           $    37
         Delinquent real estate taxes                           408               405
                                                            -------           -------
                                                            $   436           $   442
                                                            =======           =======

(10) Primary Lender Credit Agreements, Notes Payable, Subordinated and Convertible Debentures Payable

         Credit agreements with the Company's primary lender and notes payable consisted of the following:

                                                          September 30,     December 31,
                                                              2001              2000
                                                              ----              ----
                                                                 ($ in thousands)
         Credit agreements - primary lender:
            (maturing July 8, 1997, bearing interest
            at prime plus 5%)                               $   700           $   700
         Notes payable - $1,176,000
            bearing interest at prime plus 2%                 1,198             1,198
                                                            -------           -------

         Subordinated debentures payable:

            At 6-1/2% interest; due June 1991                 1,034             1,034
            At 6% interest; due May 1, 1992                   8,025             8,025
                                                            -------           -------
                                                            $ 9,059           $ 9,059
                                                            -------           -------

         Collateralized convertible debentures payable:

            At 14% interest; due July 8, 1997,
            convertible into shares of common stock
            at $1.72 per share                                1,500             1,500
                                                            -------           -------
                                                            $12,457           $12,457
                                                            =======           =======

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

(11)     Real Estate Sales and Other Income

         Real Estate Sales and Cost of Sales for the three and nine months ended September 30, 2001 and 2000 were as follows:

                                                     Three Months                           Nine Months
                                                         Ended                                 Ended
                                                         -----                                 -----
                                            September 30,      September 30,       September 30,   September 30,
                                                2001               2000                2001            2000
                                                ----               ----                ----            ----
                                                    ($ in thousands)                     ($ in thousands)
         Homesite Sales                         $ 14               $ 35                $ 52            $ 35
         Cost of Sales                             8                 21                  19              21

         Other income for the nine months ended September 30, 2001 and 2000 was $16,000 and $13,000 respectively. The other income mainly consists of recoveries of contracts receivable which have been fully provided for.

(12)     Commitments and Contingencies

         The aggregate outstanding balances of all receivables sold and exchanged with recourse totaled $17,000 and $34,000 at September 30, 2001 and December 31, 2000, respectively. Based on its collection experience with such receivables, the Company maintained no allowance at September 30, 2001. At December 31, 2000, the Company maintained an allowance of $17,000 classified in accounts payable and accrued expenses, for the recourse provision related to all receivables sold.

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

         Presently, the Company's remaining inventory primarily consists of 370 acres located in Hernando County, Florida. In addition, the Company has been actively pursuing collection on delinquent contract receivables from homesite sales. The Company owns approximately 36 lots, mostly located in Citrus County, Florida which are listed for sale.

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

Results of Operations

         Revenues for the first nine months of 2001 increased by $24,000 to $102,000 from $78,000 for the comparable 2000 period reflecting improved real estate sales revenue in the current year and an increase in interest income due to the release of restricted cash in October 2000 which had been non-interest bearing. A net loss of $1,655,000 was incurred for the first nine months of 2001 compared to net loss of $1,566,000 for the first nine months of 2000. Expenses for the nine months increased by $113,000. After consideration of cumulative preferred dividends in arrears, totaling $480,000 for each of the nine months ended September 30, 2001 and 2000 ($.15 per share of common stock), net (loss) per share of $(.40) and $(.38) respectively was reported for the nine month periods ended September 30, 2001 and 2000.

         Real Estate Sales and Cost of Sales consisted of:

                                               Three Months Ended                   Nine Months Ended
                                        September 30,       September 30,     September 30,    September 30,
                                            2001                2000              2001             2000
                                            ----                ----              ----             ----
                                                ($ in thousands)                     ($ in thousands)
         Homesite Sales                      $14                 $35               $52              $35
         Cost of Sales                         8                  21                19               21

Other income for the nine months ended September 30, 2001 and 2000 was $16,000 and $13,000 respectively. The other income mainly consists of recoveries of contracts receivable which have been fully provided for.

                      PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         As of September 30, 2001, the Company remained in default of its primary lender indebtedness with PGIP, LLC, ("PGIP"). PGIP holds restricted funds of the Company pursuant to an escrow agreement whereby funds may be disbursed (i) as requested by PGI and agreed to by PGIP, or (ii) as deemed necessary and appropriate by PGIP, in either case, to protect PGIP's interest in the Retained Acreage (as hereinafter defined), including PGIP's right to receive principal and interest under the note agreement securing the remaining indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company. The restricted escrow held by the primary lender at September 30, 2001 and December 31, 2000 was $271,000 and $327,000 respectively. The real estate owned by the Company which has not been sold, approximately 370 acres (the "Retained Acreage") remains subject to the primary lender indebtedness.

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

         Contracts receivable on homesite sales and related receivables are fully provided for cancellation at September 30, 2001 and December 31, 2000. The Company has been actively pursuing collection on the delinquent receivables. An assessment is made for each contract receivable as to the economic benefit of reacquisition of the lot considering the cost of foreclosure, delinquent taxes and association fees due, and estimated current sale value of the lot. For those with benefit, foreclosure action is begun in the absence of payment or receipt of a quit claim deed of the property back to the Company. Three lots were reacquired through foreclosure in the nine months ended September 30, 2001.

         Cash used in operating activities for the nine months ended September 30, 2001 was $126,000 compared to $362,000 for the comparable 2000 period. With the release of restricted cash in February, 2000, $160,000 was paid in associated settlement fees and the Company paid $150,000 of accrued consulting fees to Love Real Estate Company. Cash used in investing activities in 2001 included $7,000 in expenditures towards lot reacquisitions. Cash used in financing activities in the amount of $15,000 was for repayment of a note payable to Love Investment Company in 2000.

                      PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Analysis of Financial Condition

         Assets decreased at September 30, 2001 compared to assets at December 31, 2000, reflecting the following changes:

                                                         September 30,    December 31,       Increase
                                                             2001             2000          (Decrease)
                                                             ----             ----          ----------

                                                                       ($ in thousands)
         Cash and cash equivalents                         $   325          $   454          $  (129)
         Restricted cash                                       277              333              (56)
         Receivables                                            14               49              (35)
         Land and improvement inventories                      752              760               (8)
         Other assets                                          173              164                9
                                                           -------          -------          -------
                                                           $ 1,541          $ 1,760          $  (219)
                                                           =======          =======          =======

         Liabilities were approximately $29.4 million at September 30, 2001 compared to approximately $28 million at December 31, 2000 reflecting the following changes:

                                                         September 30,    December 31,       Increase
                                                             2001             2000          (Decrease)
                                                             ----             ----          ----------

                                                                       ($ in thousands)
         Accounts payable & accrued expenses               $    48          $   112          $   (64)
         Accrued real estate taxes                             436              442               (6)
         Accrued interest                                   16,487           14,981            1,506
         Credit agreements - primary lender                    700              700                -
         Notes                                               1,198            1,198                -
         Convertible subordinated
            debentures payable                               9,059            9,059                -
         Convertible debentures payable                      1,500            1,500                -
                                                           -------          -------          -------
                                                           $29,428          $27,992          $ 1,436
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

                      PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         The Company remains in default of the entire principal plus interest on its subordinated debentures. The amounts due are as indicated in the following table:

                                                                      September 30, 2001
                                                                      ------------------

                                                               Principal                Unpaid
                                                              Amount Due               Interest
                                                              ----------               --------

                                                                       ($ in thousands)
         Subordinated debentures due
                   June 1, 1991                                 $ 1,034                 $   808
         Subordinated debentures due
                   May 1, 1992                                    8,025                   7,302
                                                                -------                 -------
                                                                $ 9,059                 $ 8,110
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

         (b) No report on Form 8 - K was filed during the quarter ended September 30, 2001.

                      PGI INCORPORATED AND SUBSIDIARIES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PGI INCORPORATED
                                (Registrant)

Date:   November 14, 2001                          /s/ Laurence A. Schiffer
     -----------------------                       -------------------------

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