Form 10KSB
period 2001-12-31
PGI INC
filed 2002-05-14
CIK 81157

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-KSB
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended              December 31, 2001
                                   --------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        -----------------    ------------------

         Commission file number                     1-6471
                                -----------------------------------------------

                                PGI INCORPORATED
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)
            Florida                                           59-0867335
-------------------------------------------------------------------------------
(State or other jurisdiction of                       (IRS Employer Ident. No.)
 incorporation or organization)

212 S. Central, Suite 100;          St. Louis, Missouri          63105
-------------------------------------------------------------------------------
        (Address of principal executive offices)               (Zip Code)

Issuer's Telephone Number, including area code:      (314)    512-8650
                                                ---------------------------

Securities registered pursuant to Section 12 (b) of the Exchange Act:
                                                    Name of each Exchange
         Title of Each Class                        on which Registered
-------------------------------------         ---------------------------------
                  None                                       None
                  None                                       None

Securities registered pursuant to Section 12 (g) of the Exchange Act:

Common Stock, Par Value $.10 per share
6% Convertible Subordinated Debentures due 1992

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes    X   No
                 -----      -----

         Check if there is no disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

         State the issuer's revenues for its most recent fiscal year $159,000.
                                                                     --------

         The aggregate market value of voting stock held by non-affiliates of the registrant can not be determined. See page 4 of Form 10-KSB.

         State the number of shares outstanding of each of the Issuer's classes of common equity as of the last practicable date.

         As of April 15, 2002, 5,317,758 shares of Common Stock $.10 par value
         ---------------------------------------------------------------------
were outstanding.
----------------

The Index to Exhibits is located on pages 38 to 42 of this report.

                                PGI INCORPORATED AND SUBSIDIARIES
                                       FORM 10 - KSB - 2001
                                Contents and Cross Reference Index

Part     Item                                                                    Form 10-KSB
No.      No.      Description                                                            Page No.
---      ----     -----------                                                            --------
  I       1       Description of Business
                     General                                                                 3
                     Recent Developments                                                     3
          2       Description of Property                                                    4
          3       Legal Proceedings                                                          4
          4       Submission of Matters to a Vote of Security Holders                        4

 II       5       Market for Common Equity and Related
                     Stockholder Matters                                                     4
          6       Management's Discussion and Analysis or Plan of
                     Operation                                                             5 - 10

          7       Financial Statements                                                    11 - 30
          8       Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                                      30

III       9       Directors, Executive Officers, Promoters and Control
                     Persons; Compliance with Section 16 (a) of the Exchange Act            31
         10       Executive Compensation                                                  31 - 32
         11       Security Ownership of Certain Beneficial Owners and
                  Management                                                              32 - 33
         12       Certain Relationships and Related Transactions                          33 - 35

 IV      13       Exhibits and Reports on Form 8-K                                          36

Signatures                                                                                  37

Exhibit Index                                                                             38 - 42

                                   PART I
                                   ------

Item 1.           Description of Business
-------           -----------------------
GENERAL

         As used in this Annual Report on Form 10-KSB, the "Company" refers, unless the context otherwise requires, to PGI Incorporated and its subsidiaries. The Company's executive offices are at 212 S. Central, Suite 100, St. Louis, Missouri, 63105, and its telephone number is (314) 512-8650.

         The Company was founded in 1958, and up until the mid 1990's was in the business of building and selling homes, developing and selling homesites and selling undeveloped or partially developed tracts of land. In the last
5 years the Company's business focus and emphasis changed substantially as it concentrated its sales and marketing efforts almost exclusively on the disposition in bulk of its undeveloped, platted, residential real estate. This change was prompted by its continuing financial difficulties due to the principal and interest owed on its debt.

         Presently, the Company's remaining inventory mainly consists of 370 acres located in Hernando County, Florida. In addition, the Company has been actively pursuing collection on delinquent contract receivables from homesite sales. The Company owns approximately 34 lots, mostly located in Citrus County, Florida which are listed for sale.

         As of January 1, 2002 the Company had no employees, all services provided to the Company are through contract services.

RECENT DEVELOPMENTS

         With the completion of the Suncoast Expressway to Highway 98 in 2001 and the anticipated further extension of the expressway beyond Highway 98 in coming years, the Company believes the 370 acres located in Hernando County, Florida may become more marketable because of the property's close proximity to the interchange of the Suncoast Expressway with Highway 98.

         The Company has been actively pursuing repossession of lots with delinquent contracts receivable. In the past year, 6 lots were reacquired by obtaining quit claim deeds or through foreclosure, and out of the total inventory of lots owned, 12 were sold. The Company is in the process of foreclosing on 10 additional lots.

Item 2.           Description of Property
-------           -----------------------

         The Company's primary investment in properties relates to its Sugarmill Woods project comprising 370 acres of unimproved land located in Hernando County, Florida near the interchange of the Suncoast Expressway and Highway 98. Approximately 40 acres of the property have been approved for commercial use by the Hernando County Commission. The Company generally has fee simple title to this property, but substantially all of the Company's properties are encumbered by mortgages under either its primary lender agreement with PGIP, LLC or other financing agreements. The property is adequately covered by liability insurance.

         The Suncoast Expressway opened during 2001. This new highway from Tampa to the property cut the travel time by at least one third. The Company believes this event will enhance the sale and/or ability to develop the property. The Company will determine whether it can generate more revenue by developing and selling individual commercial properties or by selling the land in bulk.

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

Item 4.           Submission of Matters to a Vote of Security Holders
-------           ---------------------------------------------------

         A shareholders meeting was not held during the year 2001.

                                   PART II
                                   -------

Item 5.           Market for Common Equity and Related Stockholder Matters
-------           --------------------------------------------------------

         There is no public trading market for the Company's common equity securities. Based on information received from the National Quotations Bureau, Inc. there have been no reported transactions in the Company's common stock since January 29, 1991. No dividends have ever been paid on the Common Stock, and payment of dividends is restricted under the terms of the two indentures pursuant to which the Company's outstanding debentures are issued. As of December 31, 2001 there were 650 holders of record of the Company's Common Stock and approximately 445 debenture holders.

Item 6.           Management's Discussion and Analysis or Plan of Operation
-------           ---------------------------------------------------------

PRELIMINARY NOTE

         With the completion of the Suncoast Expressway to Highway 98 in 2001 and the anticipated further extension of the expressway in coming years, the Company will evaluate whether it can generate more revenue by developing and selling individual commercial properties or by selling land in bulk.

RESULTS OF OPERATIONS

         Revenues for the year ended December 31, 2001 decreased by $17,000 to $159,000 compared to revenues of $176,000 for the year ended December 31, 2000 mainly as a result of a decrease in other income. The net loss was $2,150,000 ($.52 per share) for 2001 compared to a net loss of $1,850,000 ($.47 per share) for 2000. Included in the 2001 and 2000 earnings per share computation is $640,000 ($.19 per share of Common Stock) of annual cumulative preferred stock dividends in arrears.

Real Estate Activities
----------------------

         Sales and Cost of Sales for real estate operations for the years of 2001 and 2000 were:

                                             2001              2000
                                             ----              ----
                                                 ($ in thousands)
           Homesite Sales                    $  103            $  103
           Cost of Sales                         40                39
                                             ------            ------
           Gross Profit Margin               $   63            $   64
                                             ======            ======

Other Income Activities
-----------------------

         Interest income in 2001 decreased by $2,000 to $41,000 from $43,000 compared to a 2000 decrease of $28,000 from 1999, due to a decrease in restricted cash, and lower interest rates.

         Other income for the years of 2001 and 2000 was:

                                             2001              2000
                                             ----              ----
                                                ($ in thousands)
Other income                                 $  15             $  30
                                             =====             =====

         Other income in 2001 decreased by $15,000 compared to 2000.

Item 6.           Management's Discussion and Analysis or Plan of Operation
-------           ---------------------------------------------------------
                  (continued)
                  -----------

Costs and Expenses
------------------

         General and administrative expenses decreased by $17,000 in 2001 compared to 2000 due to a bond premium incurred in 2000 related to a restricted escrow fund for real estate taxes in litigation. The restricted fund was released October 25, 2000 with confirmation from the Citrus County property appraiser's office that no additional taxes were due for 1994 through 1996 tax years.

Interest expense for the two years ended December 31, 2001 and 2000 was:

                                      2001              2000
                                      ----              ----
                                         ($ in thousands)
Interest Expense                      $2,108            $1,989

         Interest expense in 2001 increased by $119,000 compared to 2000.

FINANCIAL CONDITION

         Assets decreased at December 31, 2001 compared to assets at December 31, 2000 reflecting the following changes:

                                                                    Increase
                 ($ in thousands)     2001           2000          (Decrease)
                                      ----           ----          ----------
Cash and Cash Equivalents            $  234         $  454            (220)
Restricted Cash                         260            333             (73)
Receivables                             130             49              81
Land and Improvement                    737            760             (23)
Other Assets                            173            164               9
                                     ------         ------            ----
                                     $1,534         $1,760            (226)
                                     ======         ======            ====

         Cash decreased by $220,000 to $234,000 at December 31, 2001 compared to $454,000 at December 31, 2000. Net cash used in operations was $114,000 for the year ended December 31, 2001 compared to net cash used in operations of $568,000 for the year ended December 31, 2000.

         Cash received from operations during 2001 was $140,000, a $17,000 increase from cash received during 2000.

Item 6.           Management's Discussion and Analysis or Plan of Operation
-------           ---------------------------------------------------------
                  (continued)
                  -----------

         Cash expended for operations decreased by $437,000 to $254,000 during 2001 from $691,000 in 2000, reflecting decreases in the following classifications; real estate operations ($1,000), taxes and assessments ($7,000), consulting and accounting ($309,000), general and administrative ($142,000), interest payments ($1,000) and an increase in legal and professional ($23,000).

         The $106,000 used in investing activities during 2001 included $100,000 in advances to Love Investment Company and $11,000 in expenditures relating to inventory and deferred expenditures offset by $5,000 in proceeds from notes receivable.

         The $1,009,000 provided during 2000 from investing activities included $1,029,000 of restricted cash funds released, and $4,000 in proceeds from notes receivable offset by $24,000 in expenditures relating to inventory and deferred expenditures.

         The $15,000 utilized during 2000 in financing activities represents a debt repayment of $15,000 to Love Investment Company.

         In order to satisfy its debt obligations, the Company has been and intends to continue to:
         - actively seek buyers for the remaining portion of the undeveloped acreage, when appropriate;
         -  diligently pursue collection of its receivables; and
         -  sell the remaining lots.

         No assurances can be made that the Company can achieve any of the three above alternatives.

         A comparison of the contract receivable delinquency status at December 31, 2001 and 2000 follows:

                                            2001       %               2000       %
                                            ----     -----             ----     -----
                                                        ($ in thousands)
Current                                     $  -         -             $  -         -
31 to 90 days delinquent                       -         -                -         -
Over 90 days                                $177     100.0             $222     100.0
                                            ----     -----             ----     -----
         Total delinquents                  $177     100.0             $222     100.0
                                            ----     -----             ----     -----
         Total contracts                    $177     100.0             $222     100.0
                                            ====     =====             ====     =====

Item 6.           Management's Discussion and Analysis or Plan of Operation
-------           ---------------------------------------------------------
                  (continued)
                  -----------

Contracts receivable on homesite sales and related receivables are fully provided for cancellation at December 31, 2001 and 2000. The Company has experienced deterioration in the quality of the contracts receivable portfolio over the past several years. The Company believes the deterioration is the result of the adverse publicity regarding community developers, as well as the difficulty of implementing contract collection activities for foreign receivables.

         Liabilities were approximately $29,900,000 at December 31, 2001 compared to approximately $28,000,000 at December 31, 2000, reflecting the following changes:

                                                                              Increase
                                                2001            2000         (Decrease)
                                                ----            ----         ----------
                                                  ($ in thousands)
Accounts payable and accrued expenses         $    73         $   112         $   (39)
Accrued real estate taxes                         382             442             (60)
Accrued interest                               17,004          14,981           2,023
Credit agreements - primary
  lender                                          700             700               -
Notes payable                                   1,198           1,198               -

Convertible subordinated
Debentures payable                              9,059           9,059               -
Convertible debentures payable                  1,500           1,500               -
                                              -------         -------         -------
                                              $29,916         $27,992         $ 1,924
                                              =======         =======         =======

         The $2,023,000 increase in accrued interest at December 31, 2001 compared to year-end 2000 reflects changes in the following:

                                                                              Increase
                                                2001            2000         (Decrease)
                                                ----            ----         ----------
                                                  ($ in thousands)
Debentures                                    $14,995         $13,077         $ 1,918
Other                                           2,009           1,904             105
                                              -------         -------         -------
                                              $17,004         $14,981         $ 2,023
                                              =======         =======         =======

         The accrued interest relating to debentures increased due to the nonpayment of interest on the Company's debentures (see Notes 10 and 11 to the consolidated financial statements under Item 7).

Item 6.           Management's Discussion and Analysis or Plan of Operation
-------           ---------------------------------------------------------
                  (continued)
                  -----------

         The Company's capital deficiency increased to $28,382,000 at December 31, 2001 from a $26,232,000 capital deficiency at December 31, 2000, reflecting the 2001 operating loss.

         As of the date of this filing, the Company is in default of the entire principal plus interest on its subordinated debentures payable in amounts indicated in the following table:

                                                             12/31/2001
                                                             ----------
                                                     Principal           Unpaid
                                                    Amount Due          Interest
                                                    ----------          --------
                                                          ($ in thousands)
Subordinated debentures due June 1, 1991              1,034              $  826
Subordinated debentures due May 1, 1992               8,025               7,504
                                                      -----              ------
                                                      9,059              $8,330
                                                      =====              ======

         The Company does not have funds available to make any payments of either principal or interest on the above debentures. (See Notes 9, 10 and 11 to the consolidated financial statements under Item 7). Since the Company assets are encumbered by mortgages, the secured lenders have a perfected security interest and priority over the unsecured debenture holders.

New Accounting Standards
------------------------

         Statements of Financial Accounting Standards (SFAS) 133 (as amended) regarding derivative instruments will become effective for the Company immediately subsequent to the year ended December 31, 2000. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the adoption of the standard is not expected to affect the Company's financial statements.

         In July 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets, and for Long-Lived Assets to be Disposed of". Management has determined that implementation of SFAS 141 and SFAS 142 will not have an effect on the Company's financial statements.

         The FASB recently adopted SFAS 143, "Accounting for Asset Retirement Obligations." This Statement requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management has determined that implementation of SFAS 143 will not have an effect on the Company's financial statements.

         The FASB recently adopted SFAS 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This Statement addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange or distribution to owners. The Statement also requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Management has determined that implementation of SFAS 144 will not have an effect on the Company's financial statements.

Item 7.           Financial Statements
-------           --------------------

                      Independent Accountants' Report
                      -------------------------------

Board of Directors and Stockholders
PGI Incorporated
St. Louis, Missouri

We have audited the accompanying consolidated statements of financial position of PGI Incorporated and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PGI Incorporated and subsidiaries as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company is currently in default of certain sinking fund and interest payments on its convertible subordinated debentures. The Company has a significant accumulated deficit, and is in default of its primary debt (Note 9), certain sinking fund and interest payments on its convertible subordinated debentures (Note 10) and its convertible debentures (Note 11). These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    /s/ BKD, LLP
St. Louis, Missouri
March 12, 2002

                                                 PGI INCORPORATED AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                                    December 31, 2001 and 2000

                                            ASSETS                                                             LIABILITIES
                                            ======                                                             ===========
                                     2001            2000                                                 2001             2000
                                     ----            ----                                                 ----             ----
Cash and cash equivalents         $  234,000      $  454,000           Accounts payable                $   73,000       $  112,000
                                                                        and accrued expenses (Note 8)
Restricted cash (Note 3)             260,000         333,000

Receivables on real estate sales-                                      Accrued real estate
net (Note 4)                          16,000          10,000            taxes (Note 8)                    382,000          442,000

Other receivables                    114,000          39,000           Accrued interest:
Land and improvement                                                   Debentures                      14,995,000       13,077,000
 inventories (Note 5)                737,000         760,000           Other                            2,009,000        1,904,000

Other assets (Note 7)                173,000         164,000
                                                                       Credit Agreements - (Note 9)
                                                                          Primary lender                  700,000          700,000
                                                                          Notes payable                 1,198,000        1,198,000
                                                                       Subordinated convertible
                                                                       debentures payable
                                                                        (Note 10)                       9,059,000        9,059,000

                                                                       Convertible debentures
                                                                       payable (Note 11)                1,500,000        1,500,000
                                                                                                       ----------       ----------

                                                                                                       29,916,000       27,992,000
                                                                                                       ----------       ----------
                                                                       Commitments and contingencies
                                                                        (Note 15)
                                                                       STOCKHOLDERS' DEFICIENCY
                                                                       ========================
                                                                       Preferred stock, par value
                                                                       $1.00 per share; authorized
                                                                       5,000,000 shares; 2,000,000
                                                                       Class A cumulative convertible
                                                                       shares issued and outstanding;
                                                                       (liquidation preference of
                                                                       $8,000,000 and cumulative
                                                                       dividends) (Note 13)             2,000,000        2,000,000

                                                                       Common stock, par value
                                                                       $.10 per share; authorized
                                                                       25,000,000 shares; 5,317,758
                                                                       shares issued and outstanding
                                                                       (Note 13)                          532,000          532,000
                                                                       Paid-in capital                 13,498,000       13,498,000

                                                                       Accumulated deficit            (44,412,000)     (42,262,000)
                                                                                                      -----------      -----------
                                                                                                      (28,382,000)     (26,232,000)
                                  ----------      ----------                                          -----------      -----------
                                  $1,534,000      $1,760,000                                           $1,534,000       $1,760,000
                                  ==========      ==========                                          ===========      ===========

                                   See accompanying notes to consolidated financial statements.

                            PGI INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                         Years ended December 31, 2001 and 2000

                                                          2001                  2000
                                                          ----                  ----
Revenues:
         Real estate sales (Note 2)                   $   103,000           $   103,000
         Interest income                                   41,000                43,000
         Other income (Note 2)                             15,000                30,000
                                                      -----------           -----------
                                                          159,000               176,000
                                                      -----------           -----------

Costs and expenses:
         Cost of real estate sales (Note 2)                40,000                39,000
         Interest                                       2,108,000             1,989,000
         Taxes and assessments, net of
           refunds of $297,000 in 2000                      8,000              (185,000)
           (Note 15)
         Consulting and accounting                         40,000                42,000
         Legal and professional                            56,000                67,000
         General and administrative                        57,000                74,000
                                                      -----------           -----------
                                                        2,309,000             2,026,000
                                                      -----------           -----------

Net (Loss)                                            $(2,150,000)          $(1,850,000)
                                                      ===========           ===========

(Loss) Per Share Available to Common                         (.52)                 (.47)
  Stockholders - Basic and Diluted (Note 18)                 ====                  ====



              See accompanying notes to consolidated financial statements.

                              PGI INCORPORATED AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years ended December 31, 2001 and 2000

                                                                   2001              2000
                                                                   ----              ----
Cash flows from operating activities:

Cash received from operations:
  Collections from real estate sales and
  receivables on such sales                                     $  97,000         $   94,000
  Interest received                                                23,000             12,000
  Other operating receipts                                         20,000             17,000
                                                                ---------         ----------
                                                                $ 140,000         $  123,000
                                                                ---------         ----------
Cash expended for operations:
  Payments for real estate sales                                   13,000             14,000
  Interest paid                                                         -              1,000
  Taxes and assessments                                            65,000             72,000
  Consulting and accounting                                        42,000            351,000
  Legal and professional                                           66,000             43,000
  General and administrative                                       68,000            210,000
                                                                ---------         ----------
                                                                  254,000            691,000
                                                                ---------         ----------
Net cash flow (used in)
  operating activities                                           (114,000)          (568,000)
                                                                ---------         ----------

Cash flows from investing activities:
  Purchases of inventory and deferred expenditures                (11,000)           (24,000)
  Proceeds from release of restricted cash                              -          1,029,000
  Payments for notes receivable                                  (100,000)                 -
  Proceeds from notes receivable                                    5,000              4,000
                                                                ---------         ----------
Net cash flow provided by (used in) investing activities         (106,000)         1,009,000
                                                                ---------         ----------

Cash flows from financing activities:
Principal payments on debt                                              -            (15,000)
                                                                ---------         ----------
  Net cash flow (used in) financing activities                          -            (15,000)
                                                                ---------         ----------

Net (decrease) increase in cash and cash equivalents             (220,000)           426,000

Cash and cash equivalents at beginning of year                    454,000             28,000
                                                                ---------         ----------
Cash and cash equivalents at end of year                        $ 234,000         $  454,000
                                                                =========         ==========

Non-cash investing and financing activities:
  Earnings capitalized into restricted cash                     $  12,000         $   22,000
                                                                ---------         ----------
  Interest paid from restricted cash                            $  85,000         $  101,000
                                                                ---------         ----------

                 See accompanying notes to consolidated financial statements.





                             PGI INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                          Years ended December 31, 2001 and 2000

                                                              2001                 2000
                                                              ----                 ----
Reconciliation of net (loss) to net cash (used in)
  operating activities:

Net (loss)                                                $(2,150,000)        $(1,850,000)

Adjustments to reconcile net (loss) to net cash
  (used in) operating activities:
         Earnings capitalized into restricted cash            (12,000)            (22,000)
         Interest released from restricted cash                85,000             101,000

(Increase) decrease in assets:
  Other receivables                                            14,000             (10,000)
  Land and improvement inventories-net                         28,000              16,000
  Prepaid expenses & deposits                                  (3,000)             13,000
Increase (decrease) in liabilities:
  Accounts payable and accrued expenses                       (39,000)           (441,000)
  Accrued real estate taxes                                   (60,000)           (261,000)
  Accrued interest                                          2,023,000           1,886,000
                                                          -----------         -----------

Net cash flow (used in) operating activities              $  (114,000)        $  (568,000)
                                                          ===========         ===========

               See accompanying notes to consolidated financial statements.

                                                PGI INCOPORATED AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                             Years ended December 31, 2001 and 2000

                                  Preferred Stock                    Common Stock                                   Retained
                                  ---------------                    ------------                                   Earnings
                             Shares          Par Value          Shares         Par Value      Paid-In Capital       (Deficit)
                             ------          ---------          ------         ---------      ---------------       ---------
Balances at 1/1/00          2,000,000        $2,000,000        5,317,758        $532,000        $13,498,000        $(40,412,000)

Net Loss                            -                 -                -               -                  -          (1,850,000)
                            ---------        ----------        ---------        --------        -----------        ------------
Balances at 12/31/00        2,000,000        $2,000,000        5,317,758        $532,000        $13,498,000        $(42,262,000)

Net Loss                            -                 -                -               -                  -          (2,150,000)
                            ---------        ----------        ---------        --------        -----------        ------------
Balances at 12/31/01        2,000,000        $2,000,000        5,317,758        $532,000        $13,498,000        $(44,412,000)
                            =========        ==========        =========        ========        ===========        ============


                                  See accompanying notes to consolidated financial statements.

                      PGI INCORPORATED AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

Cash and Cash Equivalents
-------------------------

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

New Accounting Standards
------------------------

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of the gain or loss recognition on the hedging derivative with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (2) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management has determined that implementation of FAS 133 on January 1, 2001 did not have an effect on the Company's financial statements.

         In July 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Management has determined that implementation of SFAS 141 and SFAS 142 will not have an effect on the Company's financial statements.

         The FASB recently adopted SFAS 143, "Accounting for Asset Retirement Obligations." This Statement requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of the asset. SFAS 143 is effective for fiscal years

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

beginning after June 15, 2002. Management has determined that implementation of SFAS 143 will not have an effect on the Company's financial statements.

         The FASB recently adopted SFAS 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This Statement addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange or distribution to owners. The Statement also requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Management has determined that implementation of SFAS 144 will not have an effect on the Company's financial statements.

2.       Real Estate Sales and Other Income:
         -----------------------------------

Real estate sales and cost of sales consisted of:

                                                        2001              2000
                                                        ----              ----
         Homesites sales                              $103,000          $103,000
         Cost of Sales                                  40,000            39,000
                                                      --------          --------
         Gross Profit Margin                          $ 63,000          $ 64,000
                                                      ========          ========
                                                        2001              2000
                                                        ----              ----
Other income for the years of 2001 and 2000 was:
         Other income                                 $ 15,000          $ 30,000
                                                      ========          ========

3.       Restricted Cash:
         ----------------

         Restricted cash includes restricted proceeds held by the primary lender as collateral for debt repayment and escrowed receipts related to sold contracts receivable.

         The primary lender utilized restricted funds to pay the interest due on the primary lender debt of $85,000 and $102,000 in 2001 and 2000, respectively.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

         Restricted cash of $372,000 was released on February 24, 2000. The restricted fund had been established with the deposit of $250,000 in escrow for twenty years pursuant to a Permit Agreement entered into June 19, 1973. The agreement provided for state certification of water quality standards in conjunction with construction of navigable waterways in Charlotte County, Florida.

         Restricted cash of $557,000 was released on October 25, 2000 with confirmation from Citrus County property appraisers office that no additional taxes are due for 1994 through 1996 tax years. The restricted fund had been established in May 1998 for payment of disputed taxes for 1994 through 1997 with Citrus County regarding agricultural exemption status.

         Restricted cash of $100,000 was released in 2000 from the restricted funds held by the primary lender to pay operating expenditures.

4.       Receivables on Real Estate Sales:
         ---------------------------------

         Net receivables on real estate consisted of:

                                               2001               2000
                                               ----               ----
Contracts receivable on homesite sales      $ 177,000          $ 222,000
Other                                          16,000             10,000
                                            ---------          ---------
                                            $ 193,000          $ 232,000
Less:  Allowance for cancellations           (177,000)          (222,000)
                                            ---------          ---------
                                            $  16,000          $  10,000
                                            =========          =========

         The Company generally considers receivables on real estate sales delinquent if the scheduled installment payment is over 30 days past due. At December 31, 2001 and 2000 delinquent receivables approximated $177,000 and $222,000 respectively.

         Contracts receivable on homesite sales and related receivables are fully provided for cancellation at December 31, 2001 and 2000. The Company has been actively pursuing collection on the delinquent receivables. An assessment is made for each contract receivable as to the economic benefit of reacquisition of the lot considering the cost of foreclosure, delinquent taxes and association fees due, and estimated current sale value of the lot. For those with benefit, foreclosure action is begun in the absence of payment or receipt of a quit claim deed of the property back to the Company. Three lots and eleven lots were reacquired through foreclosure during 2001 and 2000, respectively.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

         At December 31, 2001, 49% of the Company's receivables from real estate sales represented customers who maintain foreign status, and 5% represented accounts which are IRA's.

         Other receivables relating to real estate sales at December 31, 2001 and 2000 mainly represents receivables on lot sales which occurred in December, 2001 and 2000, respectively.

5.       Land and Improvements:
         ----------------------
         Land and improvement inventories consisted of:

                                                         2001             2000
                                                         ----             ----
                  Unimproved land                      $613,000         $613,000
                  Fully improved land                   124,000          147,000
                                                       --------         --------
                                                       $737,000         $760,000
                                                       ========         ========

6.       Property and Equipment:
         -----------------------
         Property and equipment consisted of:

                                                         2001             2000
                                                         ----             ----
                  Furniture, fixtures and other        $ 31,000         $ 31,000
                     equipment
                  Less accumulated depreciation         (31,000)         (31,000)
                                                       --------         --------
                                                       $      -         $      -
                                                       ========         ========

7.       Other Assets:
         -------------
         Other assets consisted of:

                                                         2001             2000
                                                         ----             ----
                  Deposit with Trustee of 6-1/2%
                     debentures                        $158,000         $152,000
                  Other                                  15,000           12,000
                                                       --------         --------
                                                       $173,000         $164,000
                                                       ========         ========

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

8.       Accounts Payable and Accrued Expenses:
         --------------------------------------
         Accounts payable and accrued expenses consisted of:

                                                               2001              2000
                                                               ----              ----
                  Accounts payable                          $   48,000        $   56,000
                  Accrued audit/tax expense                     24,000            33,000
                  Accrued consulting fees                            -             2,000
                  Accrued legal expense                          1,000             4,000
                  Estimated recourse liability                       -            17,000
                     for receivables sold
                                                            ----------        ----------
                                                            $   73,000        $  112,000
                                                            ==========        ==========

         Accrued Real Estate Taxes:
         --------------------------
         Accrued real estate taxes consisted of:
                  Current                                       18,000            37,000
                  Delinquent                                   364,000           405,000
                                                            ----------        ----------
                                                            $  382,000        $  442,000
                                                            ==========        ==========

9.       Credit Agreements - Primary Lender and Notes Payable:
         -----------------------------------------------------
         Credit agreements with the Company's primary lender and notes payable consisted of the following:

                                                               2001              2000
                                                               ----              ----
                  Credit agreements - primary lender
                     (Balance is past due, bearing
                     interest at prime plus 5.0%):          $  700,000        $  700,000


         Notes payable -
                     $1,176,000 bearing interest at
                     prime rate plus 2%, the
                     remainder bearing interest at
                     12%; all past due                       1,198,000         1,198,000
                                                            ----------        ----------
                                                            $1,898,000        $1,898,000
                                                            ==========        ==========

The prime rate at December 31, 2001 and 2000 was 4.75% and 9.5% respectively.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

         At December 31, 2001 assets collateralizing the Company's credit agreements with its primary lender and notes payable totaled $1,131,000, of which $255,000 represented escrow held by the primary lender, $177,000 represented gross receivables on real estate sales, $13,000 represented other receivables, and $686,000 represented land and improvement inventories.

         The overall weighted average interest rate for the Company's credit agreements with its primary lender and all remaining notes and mortgages was approximately 10.0% as of December 31, 2001 and 12.3% as of December 31, 2000.

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

10.      Subordinated Convertible Debentures Payable:
         --------------------------------------------
         Subordinated debentures payable consisted of:

                                                    2001               2000
                                                    ----               ----
                  6 1/2%, due June 1991          $1,034,000         $1,034,000
                  6%, due May 1992                8,025,000          8,025,000
                                                 ----------         ----------
                                                 $9,059,000         $9,059,000
                                                 ==========         ==========

         Since issuance, $650,000 and $152,000 of the 6 1/2% and 6% debentures, respectively, have been converted into common stock; however, this conversion feature is no longer in effect.

         The Company is in default of certain sinking fund and interest payments on both subordinated debentures totaling $9,059,000 in principal plus accrued and unpaid interest of $8,330,000 at December 31, 2001 and $7,461,000 as of December 31, 2000.

         The debentures are not collateralized and are not subordinated to each other, but are subordinated to senior indebtedness ($3,398,000 at December 31, 2001). Payment of dividends on the Company's common stock is restricted under the terms of the two indentures pursuant to which the outstanding debentures are issued.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

         In order to satisfy the obligation to debenture holders, the Company has been and intends to continue to:

- actively seek buyers for the remaining portion of the undeveloped acreage, when appropriate;
-   diligently pursue collection of its receivables; and
-   sell the remaining lots.

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

         The debentures held by Love-1989 Florida Partners, L.P., which total $796,950 in principal amount are secured by a second mortgage behind PGIP, LLC on the approximate 370 acres retained by the Company and a security interest behind that held by PGIP, LLC in the restricted proceeds escrow.

         Accrued interest was $6,665,000 and $5,616,000 at December 31, 2001 and 2000 respectively.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

12.      Income Taxes:
         -------------
         Reconciliation of the statutory federal income tax rates, 34% for the years ended December 31, 2001 and 2000, to the Company's effective income tax rates follows:

                                          2001                        2000
                                          ----                        ----
                                                  ($ in thousands)
                               Amount of tax  Percent of   Amount of tax  Percent of
                               ------------- Pre-tax Loss  ------------- Pre-tax Loss
                                             ------------                ------------
Expected tax (credit)             $(731)       (34.0%)        $(629)       (34.0%)
State income taxes, net of          (86)        (4.0%)          (74)        (4.0%)
  federal tax benefits
Increase in valuation               817         38.0%           703         38.0%
  allowance and expiring          -----        -----          -----        -----
  credits                         $   -            -          $   -            -
                                  =====        =====          =====        =====

         At December 31, 2001, the Company had an operating loss carry forward of approximately $38,000,000 which will expire at various dates through 2021.

                                                        2001             2000
                                                        ----             ----
                                                          ($ in thousands)
Deferred tax asset:
         Net operating loss carryover                 $ 15,120         $ 14,303
         Adjustments to reduce land to net
            realizable value                                12               12
         Expenses capitalized under IRC 263(a)              56               56
         ITC carry forward                                  --              215
         Valuation allowance                           (15,016)         (14,414)
                                                      --------         --------
                                                      $    172         $    172
Deferred tax liability:
         Basis difference of land and
            improvement inventories                   $    172         $    172
                                                      --------         --------

Net deferred tax asset                                $     --         $     --
                                                      ========         ========

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

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

         The holders of the preferred stock are entitled to one vote per share and, except as provided by law, will vote as one class with the holders of the common stock. Class A preferred stockholders are also entitled to receive cumulative dividends at the annual rate of $.32 per share, an effective yield of 8%. Dividends accrued for an initial two year period and, at the expiration of this period, preferred stockholders had the option of receiving accumulated dividends, when and if declared by the Board of Directors, in cash (unless prohibited by law or contract) or common stock. At December 31, 2001 cumulative preferred dividends in arrears totaled $4,276,000 ($640,000 of which related to the year ended December 31, 2001). On May 15, 1997 preferred dividends accrued through April 25, 1995 totaling $4,260,433 were paid in the form of 2,000,203 shares of common stock.

         As of December 31, 2001, the preferred stock is callable or redeemable at the option of the Company at $4.00 per share plus accrued and unpaid dividends. In addition, the preferred stock will be entitled to preference of $4.00 per share plus accrued and unpaid dividends in the event of liquidation of the Company.

         At December 31, 2001 the Company had reserved 6,355,356 common shares for the conversion of preferred stock and debentures.

14.      Quarterly Results:
         ------------------

         In the fourth quarter of 2001 the Company allowed a parcel of land to be sold for delinquent taxes in Charlotte County, Florida. An adjustment was made to reduce accrued real estate taxes and real estate tax expense by $34,000.

15.      Commitments and Contingencies:
         ------------------------------

         The Company is a party to various legal proceedings incidental to the normal operation of its business.

         One instance of litigation involves Sugarmill Woods, Inc. and Citrus County Tax Collector. In 1994, the Citrus County Tax Appraiser denied agricultural exemption status for the undeveloped Sugarmill Woods property and the Company was forced to sue the County to reclaim the tax benefit. In 1995, the Citrus County Tax Appraiser again denied agricultural exemption status for the undeveloped Sugarmill Woods property, but was overruled by the Value Adjustment Board. As a result, the Tax Appraiser sued Sugarmill Woods, and was again successful in denying the agricultural exemption for the property. The Company won on appeal, but the Tax Assessor appealed to the Supreme Court of Florida to reinstate the exemption. On April 1, 1999, the Supreme Court of Florida issued

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

their opinion in favor of Sugarmill Woods, Inc. On November 9, 1999 the Circuit Court of Citrus County adjudged the agricultural classification applicable to tax years 1994, 1995 and 1996 for exemption. The restricted escrow of $557,000 was released in October, 2000 with the confirmation of no further liability for tax years 1994, 1995 and 1996. Tax year 1997 remains in dispute on a matter of timely filing of petition for exemption.

         The aggregate outstanding balances of receivables sold or exchanged with recourse by the Company totaled approximately $17,000 and $34,000 at December 31, 2001 and 2000 respectively. Based on its collateral experience with such receivables, the Company maintained no allowance at December 31, 2001. At December 31, 2000 the Company maintained an allowance of $17,000 classified in accounts payable and accrued expenses for the recourse provisions related to all receivables sold.

         Under the terms of the receivables sale agreements the Company must repurchase contracts greater than 90 days past due or exchange current contracts owned by the Company. The repurchase price is equal to the outstanding principal balance of the delinquent contract plus accrued interest. At December 31, 2001, sold contracts receivable were all current. The related accrued interest is considered immaterial.

16.      Related Party Transactions:
         ---------------------------

         As of December 31, 2001 the Company was in default of its primary credit agreements with PGIP, LLC ("PGIP").

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

         The Company maintains its administration and accounting offices with Love Real Estate Company ("LREC"). LREC, which is an affiliate of L-PGI, the Company's preferred shareholder, is paid a monthly fee for the following:

         1.  Maintain books of original entry;
         2.  Prepare quarterly and annual SEC filings;
         3.  Coordinate the annual audit;
         4. Assemble information for tax filing, review reports as prepared by tax accountants and file same;

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

         5.  Track shareholder records through transfer agent;
         6. Maintain policies of insurance against property and liability exposure;
         7.  Handle day-to-day accounting requirements

         In addition, the Company receives office space, telephone service and computer service from LREC. A fee of $2,800 per month was paid to LREC in 2001 and 2000.

         Effective March 25, 1987, the Company entered into a Management Consulting Agreement with LREC. As a consultant to the Company and in addition to the above services, LREC provides other services including, but not limited to, strategic planning, marketing and financing as requested by the Company. In consideration for these consulting services, the Company pays LREC a quarterly consulting fee of one-tenth of one per cent of the book value of the Company's assets, plus reasonable out-of-pocket expenses. As of December 31, 2001, the book value of the Company's assets was approximately $1,534,000. Consulting fees totaling $7,000 and $8,000 were accrued during 2001 and 2000 respectively. The Company made payments of $7,000 in 2001 and $315,000 in 2000 for consulting fees. As of December 31, 2001 there were no unpaid fees, at December 31, 2000 a total of $2,000 of unpaid fees had accrued under this agreement.

         An affiliate of L-PGI, the Company's preferred shareholder, Love Investment Company made an uncollateralized loan to the Company of $15,000 in August 1999. The 1999 loan balance plus accrued interest was paid on February 28, 2000. Interest charged on the loan was $1,000 for the period August, 1999 through February, 2000.

         In 1985 a corporation owned by the former Chairman of the Board and his family made an uncollateralized loan to the Company, which at December 31, 2001 had an outstanding balance, including accrued interest of $447,000. Interest accrued on this loan for years 2001 and 2000 was $16,000 and $20,000 respectively.

         From time to time, the Company invests in short-term debt obligations of an affiliated bank and holding company. An investment of $250,000 was made in January, 2001 and repaid in August 2001, plus interest at the prime rate amounting to $10,000 for the period January to August, 2001.

         The Company also has invested in short term debt obligations with an affiliate of L-PGI, the Company's preferred shareholder, Love Investment Company in the fourth quarter of 2001. The balance receivable at December 31, 2001 was $100,000, interest paid on the loans was $3,000 in 2001 for the period October through December.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

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

Accounts Payable:

         The carrying amount approximates fair value because of the short-term maturity of those debts. The estimated fair values of the Company's financial instruments are as follows:

                                                      Carrying              Fair
              2001                                     Amount               Value
              ----                                     ------               -----
Cash and short-term investments                        $494,000           $494,000
Accounts payable                                         48,000             48,000
Debt                                                 12,457,000                  -

18.      (Loss) Per Share:
         -----------------
         The following is a summary of the calculations used in computing basic and diluted (loss) per share:

                                                         2001                       2000
                                                         ----                       ----
Numerator:
Net (Loss)                                           $(2,150,000)               $(1,850,000)
Preferred Dividends                                     (640,000)                  (640,000)
                                                     -----------                -----------
(Loss) Available to
  Common Shareholders                                $(2,790,000)               $(2,490,000)
                                                     ===========                ===========





                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

Denominator:
BASIC
Weighted average amount of shares
         outstanding                                   5,317,758                  5,317,758

DILUTED
Weighted average amount of shares
         outstanding                                   5,317,758                  5,317,758
Dilutive effect of assumed conversion
         of Preferred Stock                                    -                          -
                                                       ---------                  ---------
Dilutive common shares                                 5,317,758                  5,317,758
                                                       =========                  =========

(Loss) per share
         Basic                                              (.52)                      (.47)
         Diluted                                            (.52)                      (.47)


Item 8.           Changes in and Disagreements with Accountants on Accounting
-------           -----------------------------------------------------------
                  and Financial Disclosure
                  ------------------------

         See current report on Registrant's amendment to Form 8-K filed December 14, 2001.

                                  PART III
                                  --------

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
-------           -------------------------------------------------------------
                  Compliance with Section 16(a) of the Exchange Act
                  -------------------------------------------------

         The following information, regarding executive officers and directors of the Company, is as of March 25, 2002.

                                    Position with Company and Business Experience
         Name and Age               During the Last Five Years
         ------------               ----------------------------------------------
Laurence A. Schiffer                Director of the Company since April 1987; President and
      (age 62)                      Chief Executive Officer of the Company since February
                                    1994; Vice Chairman of the Board since May 1987;
                                    President and Chief Executive Officer of Love Real Estate
                                    Company and Love Investment Company since 1973; Chairman
                                    of Heartland Bank and President of LSHC, the parent
                                    company of Heartland Bank since December 1985; Manager of
                                    PGIP since 1995; member of the Real Estate Board of
                                    Metropolitan St. Louis and the National Association of
                                    Real Estate Boards.

Andrew S. Love Jr.                  Chairman of the Company's Board of Directors since May
      (age 58)                      1987; Secretary since February 1994; Chairman of the
                                    Board of Love Real Estate Company and Secretary of Love
                                    Investment Company since 1973; Partner in St. Louis based
                                    law firm of Bryan, Cave, McPheeters & McRoberts until
                                    1991; Director of Heartland Bank and Chairman of LSHC,
                                    the parent company of Heartland Bank since December 1985;
                                    Manager of PGIP since 1995.

         Executive officers of the Company are appointed annually by the Board of Directors to hold office until their successors are appointed and qualify.

Item 10.          Executive Compensation
--------          ----------------------

         The Company's Chief Executive Officer is Mr. Laurence A. Schiffer. Because of the Company's impaired financial condition, it does not compensate Mr. Schiffer or Mr. Love, the Company's only other executive officer, for the services they perform for the Company in that capacity. Management services are provided to the Company by Love Real Estate Company pursuant to that certain Management Consulting Agreement by and between the Company and LREC dated March 25, 1987 (the "Management Agreement"). Mr. Schiffer is an employee of, and receives an annual salary from LREC. Mr. Love receives only a nominal salary from LREC. Neither the Company nor LREC maintains records, which would allow either of them to attribute any portion of the remuneration Mr. Schiffer receives from LREC to the management services he performs for the Company. See Item 12. "Certain Relationships and Related Party Transactions" for additional information about the Management Agreement.

         Neither Mr. Schiffer nor Mr. Love received fees from any source directly attributable to their services as directors of the Company during 2001.

Item 11.          Security Ownership of Certain Beneficial Owners and Management
--------          --------------------------------------------------------------

         The table below provides certain information as of March 25, 2002 regarding the beneficial ownership of the Common Stock and the Preferred Stock by each person known by the Company to be the beneficial owner of more than five percent of either the Common Stock or the Preferred Stock, each director of the Company (which persons are also the Company's only executive officers), and by virtue of the foregoing, the directors and executive officers of the Company as a group.

                                                                            Percent of Total
                                                                            ----------------        Percent of
                                           Common          Preferred       Common    Preferred     Total Voting
         Name                               Stock            Stock        Stock (1)    Stock         Power (1)
         ----                               -----            -----        ---------    -----         ---------
Estate of Harold Vernon (9)               998,777(2)(3)           -         18.8%         -            13.7%
Alfred M. Johns (9)                       437,414(4)        125,000(4)       8.2%       6.3%            7.7%
Love-PGI Partners, L.P. (9)             2,260,706(5)      1,875,000(5)      42.5%      93.8%           56.5%
Andrew S. Love, Jr. (9)                   385,516(6)      1,875,000(6)      42.5%      93.8%           56.5%
Laurence A. Schiffer  (9)                 385,516(7)      1,875,000(7)      42.5%      93.8%           56.5%
All executive officers and directors
   as a group (2 persons)                 385,516(8)      1,875,000(8)      42.5%      93.8%           56.5%

1. The above table does not include 2,595,356 shares that may be received upon conversion of the Company's Convertible Secured Debentures.
2. The shares of Common Stock owned by Mr. Vernon are currently in the possession of the Federal Deposit Insurance Corporation ("FDIC") which is the receiver for First American Bank and Trust, Lake Worth, Florida ("First American"). First American previously made a loan to Mr. Vernon, which was secured by these shares. The loan is in default and the Company understands that the FDIC has the right, pursuant to a pledge agreement, to vote the shares at any annual or special meeting of shareholders.
3. Information obtained from filings made with the Securities and Exchange Commission.
4. Sole voting and investment power over 302,401 shares of Common Stock; shared voting and investment power over 10,100 shares of Common Stock included in the table which are owned by Mr. John's wife; sole voting and investment power over the 125,000 shares of Preferred Stock.
5. The controlling general partner of L-PGI is Love Investment Company, a Missouri Corporation owned by Mr. Love, Love family members and trusts, the Estate of Martha Love Symington and Mr. Schiffer. Messrs. Love and Schiffer serve as the executive officers and directors of Love Investment Company.
6. These shares are the same shares owned by L-PGI. Mr. Love is an indirect owner of L-PGI. See Footnote 5 above and Item 12. "Certain Relationships and Related Transactions" for more information.
7. These shares are the same shares owned by L-PGI. Mr. Schiffer is an indirect owner of L-PGI. See Footnote 5 above and Item 12. "Certain Relationships and Related Transactions" for more information.
8. These shares are the same shares reflected in Footnotes 5, 6 and 7. See Footnote 5 above and Item 12. "Certain Relationships and Related Transactions" for more information.





9.       Addresses for beneficial owners are as follows:
         Estate of Harold Vernon            Love-PGI Partners, L.P.          Laurence A. Schiffer
         3201 W. Rolling Hills Circle       212 So. Central, Suite 100       212 So. Central, Suite 201
         Fort Lauderdale, FL 33328          St. Louis, MO 63105              St. Louis, MO 63105

         Alfred M. Johns                    Andrew S. Love, Jr.
         One Woodland Drive                 212 South Central, Suite 201
         Punta Gorda, FL 33950              St. Louis, MO 63105

Item 12.          Certain Relationships and Related Transactions
--------          ----------------------------------------------

         The Company's primary lender debt of $700,000 is with PGIP and is secured by substantially all of the Company's real estate. PGIP became the primary lender in March 1996, with the assignment by First Union, the Company's former primary bank lender, of all its right, title and interest in and to the loan documents. PGIP is 100% owned by LSHC. Messrs. Love and Schiffer own approximately 52% of all the issued and outstanding voting stock of LSHC and serve as the directors and officers of LSHC. LSHC along with Messrs. Love and Schiffer are the managers of PGIP.

         As further security to the primary lender indebtedness with PGIP, a restricted proceeds escrow was established with the closing of the bulk acreage sale in May 1998. The escrow agreement permits funds to be paid (i) as requested by PGI and agreed to by PGIP, or (ii) as deemed necessary and appropriate by PGIP to protect its interest in the remaining real estate, including its right to receive principal and interest payments on the indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company. At December 31, 2001 and 2000, the restricted escrow balance was $255,000 and $327,000 respectively. PGIP released $100,000 of restricted escrow funds to PGI in 2000 to pay operating expenditures. PGIP utilized $85,000 and $102,000 in 2001 and 2000, respectively, to pay interest due on the primary lender debt.

         The Company maintains its administration and accounting offices with the offices of LREC in St. Louis, Missouri. LREC, a Missouri Corporation, is an affiliate of L-PGI, and is located at 212 South Central Avenue, Suite 100, St. Louis, Missouri 63105. A fee of $2,800 per month was paid to LREC in 2001 and 2000. The following is a list of services provided:

         1.  Maintain books of original entry;
         2.  Prepare quarterly and annual SEC filings;
         3.  Coordinate the annual audit;
         4. Assemble information for tax filing, review reports as prepared by tax accountants and file same;
         5.  Track Shareholder records through transfer agent;
         6. Maintain policies of insurance against property and liability exposure;
         7.  Handle day-to-day accounting requirements; and
         8.  Provide telephone and computer service.

         Although an amount is paid to LREC as reimbursement for expenses and as a fee for providing management services to the Company, neither the Company nor LREC maintain records which would allow them to attribute any portion of the aforementioned monthly fee to reimbursement of particular expenses or to payment for the management services performed for the Company by individual employees of LREC, including Messrs. Love and Schiffer.

         Effective as of March 25, 1987, the Company entered into the Management Agreement with LREC. As a consultant to the Company and in addition to the above services, LREC provides other services including, but not limited to, strategic planning, marketing and financing as requested by the Company. In consideration for these consulting services, the Company pays LREC a quarterly consulting fee of one-tenth of one per cent of the book value of the Company's assets, plus reasonable out-of-pocket expenses. As of December 31, 2001, the book value of the Company's assets was approximately $1.5 million. Consulting fees totaling $7,000 were accrued during 2001 and the Company made payments of $9,000 in consulting fees in 2001. As of December 31, 2001, there were no unpaid fees, at December 31, 2000 a total of $2,000 unpaid fees had accrued under this agreement.

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

         In 1989, the Company sold an aggregate $2,282,451 principal amount of the Convertible Debentures in a private placement to Love-1989. The general partner of Love-1989 is Love Investment Company, which is owned by Mr. Love, Love family members and trusts, the Estate of Martha Love Symington and Mr. Schiffer. The above purchase by Love-1989 of the Debentures was funded in part with a loan from L-PGI. Love-1989 has since repaid the debt to L-PGI in full, in part by transferring a portion of the Debentures held by Love-1989 to L-PGI. In July 1992, as partial consideration for the Company's conveyance of 350 acres of property to L-PGI, the Company retired $782,000 in principal amount of the Debentures held by L-PGI together with $389,000 in accrued interest. The maturity date on all of the remaining Debentures was extended to July 8, 1997 so that the Debentures are in default.

         The Debentures were in part collateralized by a second mortgage in favor of Love-1989 on 650 acres of the Property owned by the Company, which was sold in May 1998. The 350 acres transferred to L-PGI as described above were also included in the Property sold. Messrs. Love and Schiffer have caused the Company to grant a second mortgage on the Retained Acreage to Love-1989 and in their capacities as control persons of Love-1989, they caused Love-1989 to release its second mortgage on the 650 acres of the Property sold and they caused the Company to grant a security interest to Love-1989 behind that held by PGIP in the restricted proceeds escrow which is under the control of Messrs. Love and Schiffer since they and a company they control are the managers of PGIP.

         As of December 31, 2001, Love-1989 held $796,950 in principal amount of the Debentures with respect to which there was at that date accrued and unpaid interest in the amount of $3,573,000. In 1990, $703,050 principal amount of the Debentures was transferred by Love-1989 to one of its (now former) limited partners. That former limited partner continues to hold such Debentures and as of December 31, 2001 there was accrued and unpaid interest with respect thereto in the amount of $3,092,000.

         In 1985, a corporation owned by Alfred M. Johns, the former Chairman of the Company, and his family made an uncollateralized loan to the Company, which at December 31, 2001 had an outstanding balance, excluding accrued interest, of $176,000. Besides being a direct owner of Common and Preferred Stock, Mr. Johns has no other direct or indirect affiliations with the Company.

         From time to time, the Company invests in short term debt obligations of an affiliated holding company. An investment of $250,000 was made in January 2001 and repaid in August 2001, plus interest at the prime rate amounting to $10,000 for the period January to August, 2001.

         The Company also invested in short term obligations with an affiliate of L-PGI, the Company's preferred shareholder, Love Investment Company, in the fourth quarter of 2001. The balance receivable at December 31, 2001 was $100,000. Interest paid on the loans was $3,000 in 2001 for the period October through December 2001.

         Love Investment Company made uncollateralized loans to the Company, with a balance of $15,000 at December 31, 1999. The loan plus accrued interest was paid off on February 28, 2000. Interest charged on the loan was $1,000 for August, 1999 through February, 2000.

         The Company believes that the affiliated transactions are on terms comparable to those, which would be obtained from unaffiliated persons.

                                  PART IV
                                  -------

Item 13.          Exhibits, Financial Statement Schedules & Reports on Form 8-K
--------          -------------------------------------------------------------
         Form 10-KSB
(a) 1.   Financial Statements                                       Page Number
         Reports of Independent Accountants                              11
                                                                         --
         Consolidated Statements of Financial Position
           December 31, 2001 and 2000                                    12
                                                                         --
         Consolidated Statements of Operations Years Ended
           December 31, 2001 and 2000                                    13
                                                                         --
         Consolidated Statements of Cash Flows Years Ended
           December 31, 2001 and 2000                                  14-15
                                                                       -----
         Consolidated Statements of Stockholders' Deficiency
           Years Ended December 31, 2001 and 2000                        16
                                                                         --
         Notes to Consolidated Financial Statements                    17-30
                                                                       -----

(a) 2.   Exhibits
         Reference is made to the Exhibit Index contained on pages 38 to 42 herein for a list of exhibits including each management contract, compensatory plan or arrangement required to be filed under this Item.

(b)      Reports on Form 8-K.
         Form 8-K/A, with exhibits, related to the Company's change of auditors, was filed December 14, 2001, and is incorporated herein by reference.

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Louis, State of Missouri, on this 14th day of May, 2002.

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

Signature                    Title                            Date
---------                    -----                            ----

/s/ Andrew S. Love, Jr.      Chairman of the Board            May 14, 2002
------------------------     Secretary
Andrew S. Love, Jr.

/s/ Laurence A. Schiffer     Vice Chairman of the             May 14, 2002
------------------------     Board, President, Principal
Laurence A. Schiffer         Executive Officer, Principal
                             Financial Officer and
                             Principal Accounting Officer

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

3.5 Amendments to the Bylaws of the Registrant by the Board of Directors of PGI Incorporated by the Unanimous Written Consent, dated as of March 17, 1995 (filed as Exhibit 3.5 to the December 31, 1995 Form 10-KSB and incorporated herein by reference).

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

10.      Inapplicable.

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

13.      Inapplicable.

16. BDO Seidman's letter to the SEC dated December 11, 2001 filed December 14, 2001 as Exhibit 16.1 to the Registrant's amendment to Form 8-K and incorporated herein by reference.

18.      Inapplicable.

21.      Subsidiaries of the Registrant, filed herein.

22.      Inapplicable.

23.      Consent of Independent Accountants, filed herein.

24.      Inapplicable.

99.      Inapplicable.