Form 10QSB
period 2002-03-31
PGI INC
filed 2002-05-15
CIK 81157

                      PGI INCORPORATED AND SUBSIDIARIES

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10 - QSB

(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

              For the quarterly period ended      March 31, 2002
                                             -------------------

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        -----------------    ----------------
         Commission File Number          1-6471
                                ---------------

         PGI INCORPORATED
         ----------------
         (Exact name of small business issuer as specified in its charter)

                    FLORIDA                           59-0867335
         ----------------------------            -------------------
         (State or other jurisdiction             (I.R.S. Employer
               of incorporation)                 Identification No.)

         212 SOUTH CENTRAL, SUITE 100, ST. LOUIS, MISSOURI  63105
         --------------------------------------------------------
         (Address of principal executive offices)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 12, 2002 there were 5,317,758 shares of the Registrant's common stock outstanding.

         Transitional Small Business Disclosure Format (Check one):

                  Yes         No  X
                     -----      -----


                           PGI INCORPORATED AND SUBSIDIARIES
                                      Form 10 - QSB
                          For the Quarter Ended March 31, 2002
                                    Table of Contents
                                    -----------------

                                                                              Form 10 - QSB
                                                                                 Page No.
                                                                                 --------
PART I               Financial Information

          Item 1     Financial Statements
                     Consolidated Statements of Financial Position
                          March 31, 2002 and December 31, 2001                      3

                     Consolidated Statements of Operations
                          Three Months Ended March 31, 2002 and 2001                4

                     Condensed Consolidated Statements of Cash Flows
                          Three Months Ended March 31, 2002 and 2001                5

                     Notes to Consolidated Financial Statements for
                          Form 10 - QSB                                           6 - 11

          Item 2     Management's Discussion and Analysis of
                          Financial Condition and Results of Operations          12 - 15



PART II              Other Information

          Item 1     Legal Proceedings                                             16

          Item 2     Changes in Securities                                         16

          Item 3     Defaults Upon Senior Securities                               16

          Item 4     Submission of Matters to a Vote of Security Holders           16

          Item 5     Other Information                                             16

          Item 6     Exhibits and Reports on Form 8 - K                            16

    SIGNATURES                                                                     17

                                   PGI INCORPORATED AND SUBSIDIARIES

Part I             Financial Information
         Item 1    Financial Statements

                             CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                           ($ in thousands)
                                                                   March 31,              December 31,
                                                                      2002                    2001
                                                                      ----                    ----
                                                                  (Unaudited)
ASSETS
     Cash and cash equivalents                                      $     16                $    234
     Restricted cash                                                     243                     260
     Receivables                                                         298                     130
     Land and improvement inventories                                    737                     737
     Other assets                                                        169                     173
                                                                    --------                --------
                                                                    $  1,463                $  1,534
                                                                    ========                ========

LIABILITIES
     Accounts payable & accrued expenses                            $     46                $     73
     Accrued real estate taxes                                           390                     382
     Accrued interest:
         Debentures                                                   15,502                  14,995
         Other                                                         2,029                   2,009
Credit Agreements -
         Primary lender                                                  700                     700
         Notes payable                                                 1,198                   1,198
     Subordinated debentures payable                                   9,059                   9,059
     Convertible debentures payable                                    1,500                   1,500
                                                                    --------                --------
                                                                    $ 30,424                $ 29,916
                                                                    --------                --------

STOCKHOLDERS' DEFICIENCY
     Preferred stock, par value $1.00 per share;
         authorized 5,000,000 shares; 2,000,000
         Class A cumulative convertible shares issued
         and outstanding; (liquidation preference of
         $8,000,000 and cumulative dividends)                          2,000                   2,000
     Common stock, par value $.10 per share;
         authorized  25,000,000 shares; 5,317,758
         shares issued and outstanding                                   532                     532
     Paid in capital                                                  13,498                  13,498
     Accumulated deficit                                             (44,991)                (44,412)
                                                                    --------                --------
                                                                     (28,961)                (28,382)
                                                                    --------                --------
                                                                    $  1,463                $  1,534
                                                                    ========                ========

See accompanying notes to consolidated financial statements for Form 10 - QSB.

                          PGI INCORPORATED AND SUBSIDIARIES

Part I             Financial Information (Continued)

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                       ($ in thousands, except per share data)
                                     (Unaudited)

                                                             Three Months Ended
                                                             ------------------
                                                       March 31,            March 31,
                                                          2002                 2001
                                                          ----                 ----
REVENUES
     Real Estate Sales                                   $   -                $  12
     Interest Income                                         9                   15
     Other Income                                           10                    3
                                                         -----                -----
                                                            19                   30
                                                         -----                -----

COSTS AND EXPENSES
     Cost of Real Estate Sales                           $   -                $   6
     Interest                                              544                  518
     Taxes & Assessments                                    24                   16
     Consulting & Accounting                                10                   10
     Legal & Professional                                   11                   15
     General & Administrative                                9                   25
                                                         -----                -----
                                                           598                  590
                                                         -----                -----
NET (LOSS)                                               $(579)               $(560)
                                                         =====                =====

NET (LOSS) PER SHARE (*)                                 $(.14)               $(.14)
                                                         =====                =====


* Considers the effect of cumulative preferred dividends in arrears for the three months ended March 31, 2002 and 2001.





See accompanying notes to consolidated financial statements for Form 10 - QSB


                              PGI INCORPORATED AND SUBSIDIARIES

Part I             Financial Information (Continued)

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       ($ in thousands)
                                         (Unaudited)

                                                                     Three Months Ended
                                                                     ------------------
                                                               March 31,            March 31,
                                                                  2002                 2001
                                                                  ----                 ----
Net cash (used in) operating activities                          $ (39)               $ (79)
                                                                 -----                -----

Cash flows from investing activities:
     Investment in notes receivable                               (180)                (250)
     Proceeds from notes receivables                                 1                    1
                                                                 -----                -----
     Net cash (used in) investing activities                      (179)                (249)
                                                                 -----                -----


Net (decrease) in cash                                            (218)                (328)

Cash at beginning of period                                        234                  454
                                                                 -----                -----

Cash at end of period                                            $  16                $ 126
                                                                 =====                =====


See accompanying notes to consolidated financial statements for Form 10 - QSB

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (Unaudited)

(1)      Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10 - QSB and therefore do not include all disclosures necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The Company's independent accountants included an explanatory paragraph regarding the Company's ability to continue as a going concern in their opinion on the Company's consolidated financial statements for the year ended December 31, 2001.

         The consolidated balance sheet as of December 31, 2001 has been derived from the audited consolidated balance sheet as of that date.

         The Company remains in default under the indentures governing its unsecured subordinated and convertible debentures and in default of its primary debt obligations. (See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 9, 10, 11, and 16 to the Company's consolidated financial statements for the year ended December 31, 2001, as contained in the Company's Annual Report on Form 10 - KSB).

         All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the three months ended March 31, 2002 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2002 or any other interim period.

 (2)     Per Share Data

         Basic per share amounts are computed by dividing net income (loss), after considering cumulative dividends in arrears on the Company's preferred stock, by the average number of common shares and common stock equivalents outstanding. For this purpose, the Company's cumulative convertible preferred stock and collateralized convertible debentures are not deemed to be common stock equivalents. The average number of common shares outstanding for the three months ended March 31, 2002 and 2001 was 5,317,758.

         Diluted per share amounts are computed by dividing net income
         (loss) by the average number of common shares outstanding, after adjusting for the estimated effects of the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures into shares of common stock. For the three months ended March 31, 2002 and 2001, the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

         The following is a summary of the calculations used in computing basic and diluted (loss) per share for the three months ended March 31, 2002 and 2001.

                                                      Three Months Ended
                                                      ------------------
                                                 March 31,         March 31,
                                                    2002              2001
                                                    ----              ----
         Net (Loss)                              $(579,000)        $(560,000)
         Preferred Dividends                      (160,000)         (160,000)
                                                 ---------         ---------
         (Loss) Available to
            Common Shareholders                  $(739,000)        $(720,000)
                                                 =========         =========

         Weighted Average Number of
            Shares Outstanding                   5,317,758         5,317,758
         Basic and Diluted (Loss) Per
            Share                                $    (.14)        $    (.14)

(3)      Statement of Cash Flows

         The Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows", which requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. Interest paid for the three months ended March 31, 2002 and 2001 was $17,000 and $24,000 respectively.

(4)      Restricted Cash

         Restricted cash includes restricted proceeds held by the primary lender as collateral for debt repayment and escrowed receipts related to sold contracts receivable.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

(5)      Receivables

         Net receivables consisted of:

                                                          March 31,     December 31,
                                                             2002           2001
                                                             ----           ----
                                                               ($ in thousands)
         Contracts receivable on homesite sales             $ 169          $ 177

         Less:  Allowance for cancellations                  (169)          (177)
                                                            -----          -----
         Net receivables on real estate sales                   -              -
         Other notes receivable-trade                          11             26
         Other notes receivable-related party                 280            100
         Other interest receivable                              7              4
                                                            -----          -----
                                                            $ 298          $ 130
                                                            =====          =====

(6)      Land and Improvements

         Land and improvement inventories consisted of:

                                                          March 31,     December 31,
                                                             2002           2001
                                                             ----           ----
                                                               ($ in thousands)

         Unimproved land                                    $ 613          $ 613
         Fully improved land                                  124            124
                                                            -----          -----
                                                            $ 737          $ 737
                                                            =====          =====

(7)      Property and Equipment

         Property and equipment consisted of:

                                                          March 31,     December 31,
                                                             2002           2001
                                                             ----           ----
                                                               ($ in thousands)
         Furniture, fixtures and other equipment            $  31          $  31
         Less:  Accumulated depreciation                      (31)           (31)
                                                            -----          -----
                                                            $   -          $   -
                                                            =====          =====

(8)      Other Assets

         Other assets consisted of:

                                                          March 31,     December 31,
                                                             2002           2001
                                                             ----           ----
                                                               ($ in thousands)
         Deposit with Trustee of 6-1/2% debentures          $ 158          $ 158
         Other                                                 11             15
                                                            -----          -----
                                                            $ 169          $ 173
                                                            =====          =====

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

(9)      Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses consisted of:

                                                          March 31,     December 31,
                                                             2002           2001
                                                             ----           ----
                                                               ($ in thousands)

         Accounts payable                                   $  27          $  48
         Accrued audit & professional                          19             24
         Accrued legal                                          -              1
                                                            -----          -----
                                                            $  46          $  73
                                                            =====          =====

         Accrued Real Estate Taxes consisted of:

         Current real estate taxes                          $  23          $  18
         Delinquent real estate taxes                         367            364
                                                            -----          -----
                                                            $ 390          $ 382
                                                            =====          =====

(10) Primary Lender Credit Agreements, Notes Payable, Subordinated and Convertible Debentures Payable

         Credit agreements with the Company's primary lender and notes payable consisted of the following:

                                                          March 31,     December 31,
                                                             2002           2001
                                                             ----           ----
                                                               ($ in thousands)
         Credit agreements - primary lender:
            (maturing July 8, 1997, bearing interest
            at prime plus 5%)                               $  700         $  700
         Notes payable - $1,176,000
            bearing interest at prime plus 2%                1,198          1,198
                                                            ------         ------
                                                            $1,898         $1,898
                                                            ------         ------

         Subordinated debentures payable:

            At 6-1/2% interest; due June 1991                1,034          1,034
            At 6% interest; due May 1, 1992                  8,025          8,025
                                                            ------         ------
                                                            $9,059         $9,059
                                                            ------         ------




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
                                                            =======        =======

(11)     Real Estate Sales and Other Income

         Real Estate Sales and Cost of Sales for the three months ended March 31, 2002 and 2001 were as follows:

                                                             Three Months Ended
                                                             ------------------
                                                         March 31,         March 31,
                                                            2002              2001
                                                            ----              ----
                                                               ($ in thousands)
         Homesite Sales                                     $  -              $ 12
         Cost of Sales                                         -                 6

         Other income for the three months ended March 31, 2002 and 2001 was $10,000 and $3,000 respectively. The other income mainly consists of recoveries of contracts receivable which have been fully provided for.

(12)     Commitments and Contingencies

         The aggregate outstanding balances of all receivables sold and exchanged with recourse was paid off in March 2002. The outstanding balance totaled $17,000 at December 31, 2001. Based on its collection experience with such receivables, the Company maintained no allowance at December 31, 2001 for the recourse provision related to all receivables sold.

(13)     Income Taxes

         At December 31, 2001, the Company had an operating loss carryforward of approximately $38,000,000 to reduce future taxable income. These operating losses expire at various dates through 2021.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

         The following summarizes the temporary differences of the Company at December 31, 2001 at the current statutory rate:

                                                                        ($ in thousands)
         Deferred tax asset:
             Net operating loss carryforward                                $ 15,120
             Adjustments to reduce land to net realizable value                   12
             Expenses capitalized under IRC 263(a)                                56
                                                                             (15,016)
                                                                            --------
             Valuation allowance                                                 172

         Deferred tax liability:
             Basis difference of land and improvement inventories                172
                                                                            --------
         Net deferred tax asset                                             $      -
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

         Presently, the Company's remaining inventory primarily consists of 370 acres located in Hernando County, Florida. In addition, the Company has been actively pursuing collection on delinquent contract receivables from homesite sales. The Company owns approximately 35 lots, mostly located in Citrus County, Florida which are listed for sale.

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

Results of Operations

         Revenues for the first three months of 2002 decreased by $11,000 to $19,000 from $30,000 for the comparable 2001 period reflecting no real estate sales revenue in the current year and a decrease in interest income due to declining restricted cash balances. A net loss of $579,000 was incurred for the first three months of 2002 compared to a net loss of $560,000 for the first three months of 2001. Expenses for the three months increased by $8,000. After consideration of cumulative preferred dividends in arrears, totaling $160,000 for each of the three months ended March 31, 2002 and 2001 ($.05 per share of common stock), net (loss) per share of $(.14) was reported for both of the three month periods ended March 31, 2002 and 2001.

         Real Estate Sales and Cost of Sales consisted of:

                                                  Three Months Ended
                                             March 31,           March 31,
                                                2002                2001
                                                ----                ----
                                                    ($ in thousands)
         Homesite Sales                        $  -                 $ 12
         Cost of Sales                            -                    6

Other income for the three months ended March 31, 2002 and 2001 was $10,000 and $3,000 respectively. The other income mainly consists of recoveries of contracts receivable which have been fully provided for.

                      PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         As of March 31, 2002, the Company remained in default of its primary lender indebtedness with PGIP, LLC, ("PGIP"). PGIP holds restricted funds of the Company pursuant to an escrow agreement whereby funds may be disbursed (i) as requested by PGI and agreed to by PGIP, or (ii) as deemed necessary and appropriate by PGIP, in either case, to protect PGIP's interest in the Retained Acreage (as hereinafter defined), including PGIP's right to receive principal and interest under the note agreement securing the remaining indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company. The restricted escrow held by the primary lender at March 31, 2002 and December 31, 2001 was $240,000 and $255,000 respectively. The real estate owned by the Company which has not been sold, approximately 370 acres (the "Retained Acreage") remains subject to the primary lender indebtedness.

         Contracts receivable on homesite sales and related receivables are fully provided for cancellation at March 31, 2002 and December 31, 2001. The Company has been actively pursuing collection on the delinquent receivables. An assessment is made for each contract receivable as to the economic benefit of reacquisition of the lot considering the cost of foreclosure, delinquent taxes and association fees due, and estimated current sale value of the lot. For those with benefit, foreclosure action is begun in the absence of payment or receipt of a quit claim deed of the property back to the Company.

         Cash used in operating activities for the three months ended March 31, 2002 was $39,000 compared to $79,000 for the comparable 2001 period. Cash used in investing activities in 2002 included a $180,000 investment in a short-term note with an affiliate of L-PGI, the Company's preferred shareholder, Love Investment Company. Cash used in investing activities in 2001 included a $250,000 investment in a short-term note with an affiliated holding company.

                      PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Analysis of Financial Condition

         Assets decreased at March 31, 2002 compared to assets at December 31, 2001, reflecting the following changes:

                                                    March 31,    December 31,    Increase
                                                      2002           2001       (Decrease)
                                                      ----           ----       ----------
                                                              ($ in thousands)

         Cash and cash equivalents                  $    16        $   234        $(218)
         Restricted cash                                243            260          (17)
         Receivables                                    298            130          168
         Land and improvement inventories               737            737            -
         Other assets                                   169            173           (4)
                                                    -------        -------        -----
                                                    $ 1,463        $ 1,534        $ (71)
                                                    =======        =======        =====

         Liabilities were approximately $30.4 million at March 31, 2002 compared to approximately $29.9 million at December 31, 2001 reflecting the following changes:

                                                    March 31,    December 31,    Increase
                                                      2002           2001       (Decrease)
                                                      ----           ----       ----------
                                                              ($ in thousands)
         Accounts payable & accrued expenses        $    46        $    73        $ (27)
         Accrued real estate taxes                      390            382            8
         Accrued interest                            17,531         17,004          527
         Credit agreements - primary lender             700            700            -
         Notes                                        1,198          1,198            -
         Convertible subordinated
            debentures payable                        9,059          9,059            -
         Convertible debentures payable               1,500          1,500            -
                                                    -------        -------        -----
                                                    $30,424        $29,916        $ 508
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

                      PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         The Company remains in default of the entire principal plus interest on its subordinated debentures. The amounts due are as indicated in the following table:

                                                                March 31, 2002
                                                                --------------
                                                           Principal        Unpaid
                                                          Amount Due       Interest
                                                          ----------       --------
                                                               ($ in thousands)
         Subordinated debentures due
                   June 1, 1991                             $1,034          $  844
         Subordinated debentures due
                   May 1, 1992                               8,025           7,708
                                                            ------          ------
                                                            $9,059          $8,552
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

         (b) No report on Form 8 - K was filed during the quarter ended March 31, 2002.

                      PGI INCORPORATED AND SUBSIDIARIES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PGI INCORPORATED
                                     --------------------------
                                            (Registrant)

Date:   May 15, 2002                                  /s/ Laurence A. Schiffer
     ------------------                               ------------------------
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