Form 10QSB
period 2002-06-30
PGI INC
filed 2002-08-14
CIK 81157

                       PGI INCORPORATED AND SUBSIDIARIES

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10 - QSB

(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended         June 30, 2002
                                                 ------------------------------

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                    to
                                        ------------------    -----------------
         Commission File Number            1-6471
                                -----------------------------------------------

         PGI INCORPORATED
         ----------------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)

                    FLORIDA                           59-0867335
         ----------------------------------      ------------------------------
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 9, 2002 there were 5,317,758 shares of the Registrant's common stock outstanding.

         Transitional Small Business Disclosure Format (Check one):

                  Yes                       No       X
                     ---------------          ---------------

                             PGI INCORPORATED AND SUBSIDIARIES

                                       Form 10 - QSB
                            For the Quarter Ended June 30, 2002
                                     Table of Contents
                                     -----------------
                                                                             Form 10 - QSB
                                                                                Page No.
                                                                             -------------
PART I           Financial Information

         Item 1  Financial Statements
                 Consolidated Statements of Financial Position
                      June 30, 2002 and December 31, 2001                          3

                 Consolidated Statements of Operations
                      Three and Six Months Ended June 30, 2002 and 2001            4

                 Condensed Consolidated Statements of Cash Flows
                      Six Months Ended June 30, 2002 and 2001                      5

                 Notes to Consolidated Financial Statements for
                      Form 10 - QSB                                              6 - 11

         Item 2  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations             12 - 15



PART II          Other Information

         Item 1  Legal Proceedings                                                16

         Item 2  Changes in Securities                                            16

         Item 3  Defaults Upon Senior Securities                                  16

         Item 4  Submission of Matters to a Vote of Security Holders              16

         Item 5  Other Information                                                16

         Item 6  Exhibits and Reports on Form 8 - K                               16

   SIGNATURES                                                                     17

                      PGI INCORPORATED AND SUBSIDIARIES

Part I            Financial Information
         Item 1   Financial Statements

                                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                                ($ in thousands)
                                                                         June 30,                   December 31,
                                                                           2002                         2001
                                                                           ----                         ----
                                                                       (Unaudited)
ASSETS
     Cash and cash equivalents                                           $    148                     $    234
     Restricted cash                                                            1                          260
     Receivables                                                              563                          130
     Land and improvement inventories                                         702                          737
     Other assets                                                             169                          173
                                                                         --------                     --------
                                                                         $  1,583                     $  1,534
                                                                         ========                     ========

LIABILITIES
     Accounts payable & accrued expenses                                 $     42                     $     73
     Accrued real estate taxes                                                370                          382
     Accrued interest:
         Primary Lender                                                        17                           -
         Debentures                                                        16,022                       14,995
         Other                                                              2,048                        2,009
Credit Agreements -
         Primary lender                                                       700                          700
         Notes payable                                                      1,198                        1,198
     Subordinated debentures payable                                        9,059                        9,059
     Convertible debentures payable                                         1,500                        1,500
                                                                         --------                     --------
                                                                         $ 30,956                     $ 29,916
                                                                         --------                     --------

STOCKHOLDERS' DEFICIENCY
     Preferred stock, par value $1.00 per share;
         authorized 5,000,000 shares; 2,000,000
         Class A cumulative convertible shares issued
         and outstanding; (liquidation preference of
         $8,000,000 and cumulative dividends)                               2,000                        2,000
     Common stock, par value $.10 per share;
         authorized  25,000,000 shares; 5,317,758
         shares issued and outstanding                                        532                          532
     Paid in capital                                                       13,498                       13,498
     Accumulated deficit                                                  (45,403)                     (44,412)
                                                                         --------                     --------
                                                                          (29,373)                     (28,382)
                                                                         --------                     --------
                                                                         $  1,583                     $  1,534
                                                                         ========                     ========

See accompanying notes to consolidated financial statements for Form 10 - QSB

                      PGI INCORPORATED AND SUBSIDIARIES

Part I            Financial Information (Continued)

                              CONSOLIDATED STATEMENTS OF OPERATIONS
                             ($ in thousands, except per share data)
                                           (Unaudited)

                                          Three Months Ended               Six Months Ended
                                          ------------------               ----------------
                                       June 30,        June 30,       June 30,          June 30,
                                         2002            2001           2002              2001
                                         ----            ----           ----              ----
REVENUES
     Real Estate Sales                  $ 238           $  26          $  238           $    38
     Interest Income                       14              10              23                25
     Other Income                           6               4              16                 7
                                        -----           -----          ------           -------
                                          258              40             277                70
                                        -----           -----          ------           -------

COSTS AND EXPENSES
     Cost of Real Estate Sales          $  65           $   5          $   65           $    11
     Interest                             556             523           1,100             1,041
     Taxes & Assessments                   13              17              37                33
     Consulting & Accounting               10              13              20                23
     Legal & Professional                   4              21              15                36
     General & Administrative              22               8              31                33
                                        -----           -----          ------           -------
                                          670             587           1,268             1,177
                                        -----           -----          ------           -------
NET (LOSS)                              $(412)          $(547)         $ (991)          $(1,107)
                                        =====           =====          ======           =======

NET (LOSS) PER SHARE (*)                $(.11)          $(.13)         $ (.25)          $  (.27)
                                        =====           =====          ======           =======



* Considers the effect of cumulative preferred dividends in arrears for the three and six months ended June 30, 2002 and 2001.



See accompanying notes to consolidated financial statements for Form 10 - QSB

                      PGI INCORPORATED AND SUBSIDIARIES

Part I            Financial Information (Continued)

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       ($ in thousands)
                                         (Unaudited)

                                                                         Six Months Ended
                                                                         ----------------
                                                                     June 30,        June 30,
                                                                       2002            2001
                                                                       ----            ----
Net cash provided by (used in) operating activities                   $ 109           $(118)
                                                                      -----           -----

Cash flows from investing activities:
     Proceeds from release of restricted cash                           242              -
     Investment in notes receivable                                    (440)           (250)
     Purchases of inventory and deferred expenditures                    -               (7)
     Proceeds from notes receivables                                      3               2
                                                                      -----           -----
     Net cash (used in) investing activities                           (195)           (255)
                                                                      -----           -----


Net (decrease) in cash                                                  (86)           (373)

Cash at beginning of period                                             234             454
                                                                      -----           -----

Cash at end of period                                                 $ 148           $  81
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

         All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the three and six months ended June 30, 2002 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2002 or any other interim period.

 (2)     Per Share Data

         Basic per share amounts are computed by dividing net income (loss), after considering cumulative dividends in arrears on the Company's preferred stock, by the average number of common shares and common stock equivalents outstanding. For this purpose, the Company's cumulative convertible preferred stock and collateralized convertible debentures are not deemed to be common stock equivalents. The average number of common shares outstanding for the six months ended June 30, 2002 and 2001 was 5,317,758.

         Diluted per share amounts are computed by dividing net income
         (loss) by the average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures into shares of common stock. For the six months ended June 30, 2002 and 2001, the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

         The following is a summary of the calculations used in computing basic and diluted (loss) per share for the three and six months ended June 30, 2002 and 2001.

                                                   Three Months Ended               Six Months Ended
                                                   ------------------               ----------------
                                                June 30,       June 30,        June 30,         June 30,
                                                  2002           2001            2002             2001
                                                  ----           ----            ----             ----
         Net (Loss)                            $(412,000)     $(547,000)     $  (991,000)     $(1,107,000)
         Preferred Dividends                    (160,000)      (160,000)        (320,000)        (320,000)
                                               ---------      ---------      -----------      -----------
         (Loss) Available to
            Common Shareholders                $(572,000)     $(707,000)     $(1,311,000)     $(1,427,000)
                                               =========      =========      ===========      ===========

         Weighted Average Number of Shares
            Outstanding                        5,317,758      5,317,758        5,317,758        5,317,758
         Basic and Diluted (Loss) Per
            Share                              $    (.11)     $    (.13)     $      (.25)     $      (.27)

(3)      Statement of Cash Flows

         The Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows", which requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. Interest paid for the six months ended June 30, 2002 and 2001 was $17,000 and $46,000 respectively.

(4)      Restricted Cash

         Restricted cash includes restricted proceeds held by the primary lender as collateral for debt repayment and escrowed receipts related to sold contracts receivable.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

(5)      Receivables
         Net receivables consisted of:

                                                                June 30,             December 31,
                                                                  2002                   2001
                                                                  ----                   ----
                                                                       ($ in thousands)
         Contracts receivable on homesite sales                 $   167                $   177

         Less: Allowance for cancellations                         (167)                  (177)
                                                                -------                -------
         Net receivables on real estate sales                        -                      -
         Other notes receivable - trade                               9                     26
         Other notes receivable - related party                     540                    100
         Other interest receivable                                   14                      4
                                                                -------                -------
                                                                $   563                $   130
                                                                =======                =======

(6)      Land and Improvements
         Land and improvement inventories consisted of:

                                                                June 30,             December 31,
                                                                  2002                   2001
                                                                  ----                   ----
                                                                       ($ in thousands)

         Unimproved land                                        $   613                $   613
         Fully improved land                                         89                    124
                                                                -------                -------
                                                                $   702                $   737
                                                                =======                =======

(7)      Property and Equipment
         Property and Equipment consisted of:

                                                                June 30,             December 31,
                                                                  2002                   2001
                                                                  ----                   ----
                                                                       ($ in thousands)
         Furniture, fixtures and other equipment                $    31                $    31
         Less:  Accumulated depreciation                            (31)                   (31)
                                                                -------                -------
                                                                $    -                 $    -
                                                                =======                =======

(8)      Other Assets
         Other assets consisted of:

                                                                June 30,             December 31,
                                                                  2002                   2001
                                                                  ----                   ----
                                                                       ($ in thousands)
         Deposit with Trustee of 6-1/2% debentures              $   159                $   158
         Other                                                       10                     15
                                                                -------                -------
                                                                $   169                $   173
                                                                =======                =======

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

(9)      Accounts Payable and Accrued Expenses
         Accounts payable and accrued expenses consisted of:

                                                                June 30,             December 31,
                                                                  2002                   2001
                                                                  ----                   ----
                                                                       ($ in thousands)
         Accounts payable                                       $    21                $    48
         Accrued audit & professional                                19                     24
         Accrued consulting fees                                      2                      -
         Accrued legal                                                -                      1
                                                                -------                -------
                                                                $    42                $    73
                                                                =======                =======

         Accrued Real Estate Taxes consisted of:

         Current real estate taxes                              $     9                $    18
         Delinquent real estate taxes                               361                    364
                                                                -------                -------
                                                                $   370                $   382
                                                                =======                =======

 (10) Primary Lender Credit Agreements, Notes Payable, Subordinated and Convertible Debentures Payable
         Credit agreements with the Company's primary lender and notes payable consisted of the following:

                                                                June 30,             December 31,
                                                                  2002                   2001
                                                                  ----                   ----
                                                                       ($ in thousands)
         Credit agreements - primary lender:
            (maturing July 8, 1997, bearing interest
            at prime plus 5%)                                   $   700                $   700
         Notes payable - $1,176,000
            bearing interest at prime plus 2%                     1,198                  1,198
                                                                -------                -------
                                                                $ 1,898                $ 1,898
                                                                -------                -------
         Subordinated debentures payable:

            At 6-1/2% interest; due June 1991                     1,034                  1,034
            At 6% interest; due May 1, 1992                       8,025                  8,025
                                                                -------                -------
                                                                $ 9,059                $ 9,059
                                                                -------                -------

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
                                                                =======                =======

(11)     Real Estate Sales and Other Income
         Real Estate Sales and Cost of Sales for the three and six months ended June 30, 2002 and 2001 were as follows:

                                                        Three Months Ended                 Six Months Ended
                                                        ------------------                 ----------------
                                                     June 30,       June 30,            June 30,     June 30,
                                                       2002           2001                2002         2001
                                                       ----           ----                ----         ----
                                                         ($ in thousands)                  ($ in thousands)
         Real Estate Sales                             $238           $ 26                $238         $ 38
         Cost of Sales                                   65              5                  65           11

         Other income for the six months ended June 30, 2002 and 2001 was $16,000 and $7,000 respectively. The other income mainly consists of recoveries of contracts receivable which have been fully provided for.

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

Results of Operations

         Revenues for the first six months of 2002 increased by $207,000 to $277,000 from $70,000 for the comparable 2001 period reflecting additional real estate sales revenue in the current year. A net loss of $991,000 was incurred for the first six months of 2002 compared to a net loss of $1,107,000 for the first six months of 2001. Expenses for the six months increased by $91,000 reflecting increases in cost of real estate sales and interest expense. After consideration of cumulative preferred dividends in arrears, totaling $320,000 for each of the six months ended June 30, 2002 and 2001 ($.10 per share of common stock), net (loss) per share of $(.25) and $(.27) respectively, was reported for the six month periods ended June 30, 2002 and 2001.

         Real Estate Sales and Cost of Sales consisted of:

                                                        Three Months Ended                 Six Months Ended
                                                     June 30,       June 30,            June 30,     June 30,
                                                       2002           2001                2002         2001
                                                       ----           ----                ----         ----
                                                         ($ in thousands)                  ($ in thousands)

         Real Estate Sales                             $238           $ 26                $238         $ 38
         Cost of Sales                                   65              5                  65           11

Other income for the six months ended June 30, 2002 and 2001 was $16,000 and $7,000 respectively. The other income mainly consists of recoveries of contracts receivable which have been fully provided for.

                      PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         As of June 30, 2002, the Company remained in default of its primary lender indebtedness with PGIP, LLC, ("PGIP"). PGIP holds restricted funds of the Company pursuant to an escrow agreement whereby funds may be disbursed
(i) as requested by PGI and agreed to by PGIP, or (ii) as deemed necessary and appropriate by PGIP, in either case, to protect PGIP's interest in the Retained Acreage (as hereinafter defined), including PGIP's right to receive principal and interest under the note agreement securing the remaining indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company. The restricted escrow held by the primary lender at June 30, 2002 and December 31, 2001 was $1,000 and $255,000 respectively. The Company utilized $239,000 of the restricted escrow in April, 2002 to invest in a short term note with an affiliate of L-PGI, the Company's preferred shareholder, Love Investment Company. The real estate owned by the Company that has not been sold, totalling approximately 370 acres (the "Retained Acreage"), remains subject to the primary lender indebtedness.

         Contracts receivable on homesite sales and related receivables are fully provided for cancellation at June 30, 2002 and December 31, 2001. The Company has been actively pursuing collection on the delinquent contract receivables. An assessment is made for each contract receivable as to the economic benefit of reacquisition of the lot considering the cost of foreclosure, delinquent taxes and association fees due, and estimated current sale value of the lot. For those contract receivables with an anticipated economic benefit, foreclosure action is begun in the absence of payment or receipt of a quit claim deed of the property back to the Company.

         Cash provided by operating activities for the six months ended June 30, 2002 was $109,000 compared to cash used of $118,000 for the comparable 2001 period. Net cash used in investing activities in 2002 included proceeds from the release of restricted cash of $242,000 less a $440,000 investment in a short-term note with an affiliate of L-PGI, the Company's preferred shareholder, Love Investment Company. Cash used in investing activities in 2001 included a $250,000 investment in a short-term note with an affiliated holding company.

                      PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Analysis of Financial Condition

         Assets increased at June 30, 2002 compared to assets at December 31, 2001, reflecting the following changes:

                                                     June 30,       December 31,       Increase
                                                       2002             2001          (Decrease)
                                                       ----             ----          ----------
                                                                 ($ in thousands)

         Cash and cash equivalents                    $  148           $  234           $ (86)
         Restricted cash                                   1              260            (259)
         Receivables                                     563              130             433
         Land and improvement inventories                702              737             (35)
         Other assets                                    169              173              (4)
                                                      ------           ------           -----
                                                      $1,583           $1,534           $  49
                                                      ======           ======           =====

         Liabilities were approximately $31 million at June 30, 2002 compared to approximately $29.9 million at December 31, 2001 reflecting the following changes:

                                                     June 30,       December 31,       Increase
                                                       2002             2001          (Decrease)
                                                       ----             ----          ----------
                                                                 ($ in thousands)

         Accounts payable & accrued expenses         $    42          $    73          $  (31)
         Accrued real estate taxes                       370              382             (12)
         Accrued interest                             18,087           17,004           1,083
         Credit agreements - primary lender              700              700               -
         Notes                                         1,198            1,198               -
         Convertible subordinated
            debentures payable                         9,059            9,059               -
         Convertible debentures payable                1,500            1,500               -
                                                     -------          -------          ------
                                                     $30,956          $29,916          $1,040
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

                      PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         The Company remains in default of the entire principal plus interest on its subordinated debentures. The amounts due are as indicated in the following table:

                                                                    June 30, 2002
                                                                    -------------
                                                               Principal        Unpaid
                                                              Amount Due       Interest
                                                              ----------       --------
                                                                   ($ in thousands)
         Subordinated debentures due
                   June 1, 1991                                 $1,034          $  861
         Subordinated debentures due
                   May 1, 1992                                   8,025           7,913
                                                                ------          ------
                                                                $9,059          $8,774
                                                                ======          ======

         The Company does not have funds available to make any payments of either principal or interest on the above debentures.

                      PGI INCORPORATED AND SUBSIDIARIES

PART II  Other Information

Item 1   Legal Proceedings

         In 1994, the Citrus County Tax Assessor denied agricultural exemption status for the undeveloped Sugarmill Woods property and the Company was forced to sue the County to reclaim the tax benefit. In 1995, the Citrus County Tax Assessor again denied agricultural exemption status for the undeveloped Sugarmill Woods property, but was overruled by the Value Adjustment Board. As a result, the Tax Assessor sued Sugarmill Woods, and was again successful in denying the agricultural exemption for the property. The Company won on appeal, but the Tax Assessor appealed to the Supreme Court of Florida to reinstate the exemption. On April 1, 1999, the Supreme Court of Florida issued their opinion in favor of Sugarmill Woods, Inc. On November 9, 1999 the Circuit Court of Citrus County adjudged the agricultural classification applicable to tax years 1994, 1995 and 1996 for exemption. The non interest bearing restricted escrow of $557,000 was released in October 2000 with the confirmation that no further liability exists for tax years 1994, 1995, and 1996. Tax year 1997 remains in dispute on a matter of timely filing of petition for exemption. In June 2002 the District Court of Appeals denied the agricultural exemption for 1997 and the Company has filed a motion for rehearing.

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

Item 6   Exhibits and Reports on Form 8 - K

         (a) Exhibits - reference is made to the Exhibit Index hereof for a list of exhibits filed under this Item.

         (b) No report on Form 8 - K was filed during the quarter ended June 30, 2002.

                      PGI INCORPORATED AND SUBSIDIARIES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PGI INCORPORATED
                              ----------------
                                (Registrant)

Date:   August 14, 2002                             /s/ Laurence A. Schiffer
     ---------------------                          --------------------------
                                                    Laurence A. Schiffer
                                                    President

                      PGI INCORPORATED AND SUBSIDIARIES


EXHIBIT INDEX
-------------

2.       Inapplicable.

3(i) Restated Articles of Incorporation of PGI Incorporated executed September 4, 1998 with certificate from the State of Florida dated October 27, 1998 (filed as Exhibit 3.1 to Registrant's September 30, 1998 Form 10-QSB and incorporated herein by reference).

3(ii)a.  Bylaws of Registrant, as amended September 1987 (filed as Exhibit
         3.3 to Registrant's original Form 10-K Annual Report for the year ended December 31, 1987 ("Original 1987 Form 10-K") dated as of March 29, 1988 and incorporated herein by reference).

3(ii)b. Amendments to the Bylaws of the Registrant by the Board of Directors of PGI Incorporated by the Unanimous Written Consent, dated as of March 17, 1995 (filed as Exhibit 3.5 to the December 31, 1995 Form 10-KSB and incorporated herein by reference).

4.       Inapplicable.

10.      Inapplicable.

11.      Statements re: Computations of Per Share Earnings.
         (Incorporated by reference to Note 2 to the consolidated financial statements herein.)

15       Inapplicable.

18.      Inapplicable.

19.      Inapplicable.

22.      Inapplicable.

23.      Inapplicable.

24.      Inapplicable.

99.1 Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herein on page 19.

99.2 Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herein on page 20.