Form 10QSB
period 2002-09-30
PGI INC
filed 2002-11-14
CIK 81157

                      PGI INCORPORATED AND SUBSIDIARIES

                   U.S SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10 - QSB

(Mark One)
| X | QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended   September 30, 2002
                                                 -----------------------

|   |    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    ---------------
         Commission File Number        1-6471
                                ----------------------------------------

         PGI INCORPORATED
         -----------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)

                   FLORIDA                         59-0867335
         ---------------------------------------------------------------
         (State or other jurisdiction          (I.R.S. Employer
             of incorporation)                Identification No.)

         212 SOUTH CENTRAL, SUITE 100, ST. LOUIS, MISSOURI  63105
         ---------------------------------------------------------------
         (Address of principal executive offices)

         (314) 512-8650
         ---------------------------------------------------------------
         (Issuer's telephone number)

         ---------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal year, if changed since last report)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No
                          ----    ----

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 9, 2002 there were 5,317,758 shares of the Registrant's common stock outstanding.

         Transitional Small Business Disclosure Format (Check one):

                  Yes         No  X
                     -----      -----

                                       PGI INCORPORATED AND SUBSIDIARIES

                                                 Form 10 - QSB
                                   For the Quarter Ended September 30, 2002
                                               Table of Contents
                                               -----------------

                                                                                                 Form 10 - QSB
                                                                                                    Page No.
                                                                                                 -------------
PART I                   Financial Information


              Item 1     Financial Statements
                         Consolidated Statements of Financial Position
                              September 30, 2002 and December 31, 2001                                 3


                         Consolidated Statements of Operations
                              Three and Nine Months Ended September 30, 2002 and 2001                  4


                         Condensed Consolidated Statements of Cash Flows
                              Nine Months Ended September 30, 2002 and 2001                            5


                         Notes to Consolidated Financial Statements for
                              Form 10 - QSB                                                          6 - 11


              Item 2     Management's Discussion and Analysis of
                              Financial Condition and Results of Operations                         12 - 15




PART II                  Other Information


              Item 1     Legal Proceedings                                                             16


              Item 2     Changes in Securities                                                         16


              Item 3     Defaults Upon Senior Securities                                               16


              Item 4     Submission of Matters to a Vote of Security Holders                           16


              Item 5     Other Information                                                             16


              Item 6     Exhibits and Reports on Form 8 - K                                            16


SIGNATURES                                                                                             17

                      PGI INCORPORATED AND SUBSIDIARIES

Part I             Financial Information
         Item 1    Financial Statements

                                CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                              ($ in thousands)
                                                                   September 30,                December 31,
                                                                       2002                         2001
                                                                       ----                         ----
                                                                   (Unaudited)
ASSETS
     Cash and cash equivalents                                       $    124                     $    234
     Restricted cash                                                        1                          260
     Receivables                                                          573                          130
     Land and improvement inventories                                     718                          737
     Other assets                                                         159                          173
                                                                     --------                     --------
                                                                     $  1,575                     $  1,534
                                                                     ========                     ========

LIABILITIES
     Accounts payable & accrued expenses                             $     57                     $     73
     Accrued real estate taxes                                            378                          382
     Accrued interest:
         Primary Lender                                                    23                            -
         Debentures                                                    16,553                       14,995
         Other                                                          2,068                        2,009
Credit Agreements -
         Primary lender                                                   700                          700
         Notes payable                                                  1,198                        1,198
     Subordinated debentures payable                                    9,059                        9,059
     Convertible debentures payable                                     1,500                        1,500
                                                                     --------                     --------
                                                                     $ 31,536                     $ 29,916
                                                                     --------                     --------

STOCKHOLDERS' DEFICIENCY
     Preferred stock, par value $1.00 per share; authorized
         5,000,000 shares; 2,000,000 Class A cumulative
         convertible shares issued and outstanding;
         (liquidation preference of $8,000,000 and cumulative
         dividends)                                                     2,000                        2,000
     Common stock, par value $.10 per share;
         authorized  25,000,000 shares; 5,317,758
         shares issued and outstanding                                    532                          532
     Paid in capital                                                   13,498                       13,498
     Accumulated deficit                                              (45,991)                     (44,412)
                                                                     --------                     --------
                                                                      (29,961)                     (28,382)
                                                                     --------                     --------
                                                                     $  1,575                     $  1,534
                                                                     ========                     ========

See accompanying notes to consolidated financial statements for Form 10 - QSB.

                      PGI INCORPORATED AND SUBSIDIARIES

Part I             Financial Information (Continued)

                               CONSOLIDATED STATEMENTS OF OPERATIONS
                              ($ in thousands, except per share data)
                                            (Unaudited)

                                      Three Months Ended                 Nine Months Ended
                                      ------------------                 -----------------
                                September 30,    September 30,      September 30,    September 30,
                                    2002              2001              2002             2001
                                    ----              ----              ----             ----
REVENUES
     Real Estate Sales              $   -             $  14            $   238          $    52
     Interest Income                   13                 9                 36               34
     Other Income                       2                 9                 18               16
                                    -----             -----            -------          -------
                                       15                32                292              102
                                    -----             -----            -------          -------

COSTS AND EXPENSES
     Cost of Real Estate Sales      $   -             $   8            $    65          $    19
     Interest                         569               531              1,669            1,572
     Taxes & Assessments               10                16                 47               49
     Consulting & Accounting           10                 7                 30               30
     Legal & Professional               5                 9                 20               45
     General & Administrative           9                 9                 40               42
                                    -----             -----            -------          -------
                                      603               580              1,871            1,757
                                    -----             -----            -------          -------
NET (LOSS)                          $(588)            $(548)           $(1,579)         $(1,655)
                                    =====             =====            =======          =======

NET (LOSS) PER SHARE (*)            $(.14)            $(.13)           $  (.39)         $  (.40)
                                    =====             =====            =======          =======

* Considers the effect of cumulative preferred dividends in arrears for the three and nine months ended September 30, 2002 and 2001.




See accompanying notes to consolidated financial statements for Form 10 - QSB

                      PGI INCORPORATED AND SUBSIDIARIES

Part I             Financial Information (Continued)

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          ($ in thousands)
                                            (Unaudited)

                                                                        Nine Months Ended
                                                                        -----------------
                                                                 September 30,        September 30,
                                                                     2002                 2001
                                                                     ----                 ----
Net cash provided by (used in) operating activities                 $   90               $ (126)
                                                                    ------               ------

Cash flows from investing activities:
     Proceeds from release of restricted cash                          242                    -
     Investment in notes receivable                                   (440)                   -
     Purchases of inventory and deferred expenditures                   (6)                  (7)
     Proceeds from notes receivables                                     4                    4
                                                                    ------               ------
     Net cash (used in) investing activities                          (200)                  (3)
                                                                    ------               ------


Net (decrease) in cash                                                (110)                (129)

Cash at beginning of period                                            234                  454
                                                                    ------               ------

Cash at end of period                                               $  124               $  325
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

         All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the three and nine months ended September 30, 2002 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2002 or any other interim period.

 (2)     Per Share Data

         Basic per share amounts are computed by dividing net income (loss), after considering cumulative dividends in arrears on the Company's preferred stock, by the average number of common shares and common stock equivalents outstanding. For this purpose, the Company's cumulative convertible preferred stock and collateralized convertible debentures are not deemed to be common stock equivalents. The average number of common shares outstanding for the nine months ended September 30, 2002 and 2001 was 5,317,758.

         Diluted per share amounts are computed by dividing net income
         (loss) by the average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures into shares of common stock. For the nine months ended September 30, 2002 and 2001, the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

         The following is a summary of the calculations used in computing basic and diluted (loss) per share for the three and nine months ended September 30, 2002 and 2001.

                                                Three Months Ended                     Nine Months Ended
                                                ------------------                     -----------------
                                          September 30,     September 30,        September 30,     September 30,
                                              2002              2001                 2002              2001
                                              ----              ----                 ----              ----
         Net (Loss)                        $(588,000)        $(548,000)          $(1,579,000)      $(1,655,000)
         Preferred Dividends                (160,000)         (160,000)             (480,000)         (480,000)
                                           ---------         ---------           -----------       -----------
         (Loss) Available to
            Common Shareholders            $(748,000)        $(708,000)          $(2,059,000)      $(2,135,000)
                                           =========         =========           ===========       ===========

         Weighted Average Number of Shares
            Outstanding                    5,317,758         5,317,758             5,317,758         5,317,758
         Basic and Diluted (Loss) Per
            Share                              $(.14)            $(.13)                $(.39)            $(.40)

(3)      Statement of Cash Flows

         The Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows", which requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. Interest paid for the nine months ended September 30, 2002 and 2001 was $29,000 and $66,000 respectively.

(4)      Restricted Cash

         Restricted cash includes restricted proceeds held by the primary lender as collateral for debt repayment and escrowed receipts related to sold contracts receivable.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

(5)      Receivables
         Net receivables consisted of:

                                                           September 30,          December 31,
                                                               2002                  2001
                                                               ----                  ----
                                                                    ($ in thousands)
         Contracts receivable on homesite sales               $   72                $  177

         Less: Allowance for cancellations                       (72)                 (177)
                                                              ------                ------
         Net receivables on real estate sales                      -                     -
         Other notes receivable - trade                            8                    26
         Other notes receivable - related party                  540                   100
         Other interest receivable                                25                     4
                                                              ------                ------
                                                              $  573                $  130
                                                              ======                ======

(6)      Land and Improvements
         Land and improvement inventories consisted of:

                                                           September 30,          December 31,
                                                               2002                  2001
                                                               ----                  ----
                                                                    ($ in thousands)
         Unimproved land                                      $  613                $  613
         Fully improved land                                     105                   124
                                                              ------                ------
                                                              $  718                $  737
                                                              ======                ======

(7)      Property and Equipment
         Property and Equipment consisted of:

                                                           September 30,          December 31,
                                                               2002                  2001
                                                               ----                  ----
                                                                    ($ in thousands)
         Furniture, fixtures and other equipment              $   31                $   31
         Less: Accumulated depreciation                          (31)                  (31)
                                                              ------                ------
                                                              $    -                $    -
                                                              ======                ======

(8)      Other Assets
         Other assets consisted of:

                                                           September 30,          December 31,
                                                               2002                  2001
                                                               ----                  ----
                                                                    ($ in thousands)
         Deposit with Trustee of 6-1/2% debentures            $  159                $  158
         Other                                                     -                    15
                                                              ------                ------
                                                              $  159                $  173
                                                              ======                ======

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

(9)      Accounts Payable and Accrued Expenses
         Accounts payable and accrued expenses consisted of:

                                                           September 30,          December 31,
                                                               2002                  2001
                                                               ----                  ----
                                                                    ($ in thousands)
         Accounts payable                                     $   36                $   48
         Accrued audit & professional                             17                    24
         Accrued consulting fees                                   3                     -
         Accrued insurance                                         1                     -
         Accrued legal                                             -                     1
                                                              ------                ------
                                                              $   57                $   73
                                                              ======                ======

         Accrued Real Estate Taxes consisted of:

         Current real estate taxes                            $   13                $   18
         Delinquent real estate taxes                            365                   364
                                                              ------                ------
                                                              $  378                $  382
                                                              ======                ======

(10) Primary Lender Credit Agreements, Notes Payable, Subordinated and Convertible Debentures Payable

         Credit agreements with the Company's primary lender and notes payable consisted of the following:

                                                           September 30,          December 31,
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
                                                              =======               =======

(11)     Real Estate Sales and Other Income

         Real Estate Sales and Cost of Sales for the three and nine months ended September 30, 2002 and 2001 were as follows:

                                                        Three Months Ended               Nine Months Ended
                                                        ------------------               -----------------
                                                  September 30,    September 30,     September 30,  September 30,
                                                       2002             2001              2002          2001
                                                       ----             ----              ----          ----
                                                         ($ in thousands)                  ($ in thousands)
         Real Estate Sales                             $  -             $ 14              $238          $ 52
         Cost of Sales                                    -                8                65            19

         Other income for the nine months ended September 30, 2002 and 2001 was $18,000 and $16,000 respectively. The other income mainly consists of recoveries of contracts receivable which have been fully provided for.

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

Results of Operations

         Revenues for the first nine months of 2002 increased by $190,000 to $292,000 from $102,000 for the comparable 2001 period reflecting additional real estate sales revenue in the current year. A net loss of $1,579,000 was incurred for the first nine months of 2002 compared to a net loss of $1,655,000 for the first nine months of 2001. Expenses for the nine months increased by $114,000 reflecting increases in cost of real estate sales and interest expense. After consideration of cumulative preferred dividends in arrears, totaling $480,000 for each of the nine months ended September 30, 2002 and 2001 ($.15 per share of common stock), net (loss) per share of $(.39) and $(.40) respectively, was reported for the nine month periods ended September 30, 2002 and 2001.

         Real Estate Sales and Cost of Sales consisted of:

                                                Three Months Ended                 Nine Months Ended
                                            September 30,   September 30,     September 30,  September 30,
                                                2002            2001              2002           2001
                                                ----            ----              ----           ----
                                                  ($ in thousands)                 ($ in thousands)
         Real Estate Sales                      $   -           $ 14              $238           $ 52
         Cost of Sales                              -              8                65             19

Other income for the nine months ended September 30, 2002 and 2001 was $18,000 and $16,000 respectively. The other income mainly consists of recoveries of contracts receivable which have been fully provided for.

                      PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         As of September 30, 2002, the Company remained in default of its primary lender indebtedness with PGIP, LLC, ("PGIP"). PGIP holds restricted funds of the Company pursuant to an escrow agreement whereby funds may be disbursed (i) as requested by PGI and agreed to by PGIP, or (ii) as deemed necessary and appropriate by PGIP, in either case, to protect PGIP's interest in the Retained Acreage (as hereinafter defined), including PGIP's right to receive principal and interest under the note agreement securing the remaining indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company. The restricted escrow held by the primary lender at September 30, 2002 and December 31, 2001 was $1,000 and $255,000 respectively. The Company utilized $239,000 of the restricted escrow in April, 2002 to invest in a short term note with an affiliate of L-PGI, the Company's preferred shareholder, Love Investment Company. The real estate owned by the Company that has not been sold, totaling approximately 370 acres (the "Retained Acreage") remains subject to the primary lender indebtedness.

         Contracts receivable on homesite sales and related receivables are fully provided for cancellation at September 30, 2002 and December 31, 2001. The Company has been actively pursuing collection on the delinquent contract receivables. An assessment is made for each contract receivable as to the economic benefit of reacquisition of the lot considering the cost of foreclosure, delinquent taxes and association fees due, and estimated current sale value of the lot. For those contract receivables with an anticipated economic benefit, foreclosure action is begun in the absence of payment or receipt of a quit claim deed of the property back to the Company. Ten lots were reacquired through foreclosure in the nine months ended September 30, 2002.

         Cash provided by operating activities for the nine months ended September 30, 2002 was $90,000 compared to cash used of $126,000 for the comparable 2001 period. Net cash used in investing activities in 2002 included proceeds from the release of restricted cash of $242,000 less a $440,000 investment in a short-term note with an affiliate of L-PGI, the Company's preferred shareholder, Love Investment Company.

                      PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Analysis of Financial Condition

         Assets increased at September 30, 2002 compared to assets at December 31, 2001, reflecting the following changes:

                                                   September 30,    December 31,       Increase
                                                      2002              2001          (Decrease)
                                                      ----              ----          ----------
                                                                   ($ in thousands)
         Cash and cash equivalents                   $  124            $  234           $(110)
         Restricted cash                                  1               260            (259)
         Receivables                                    573               130             443
         Land and improvement inventories               718               737             (19)
         Other assets                                   159               173             (14)
                                                     ------            ------           -----
                                                     $1,575            $1,534           $  41
                                                     ======            ======           =====

         Liabilities were approximately $31.5 million at September 30, 2002 compared to approximately $29.9 million at December 31, 2001 reflecting the following changes:

                                                  September 30,   December 31,   Increase
                                                      2002           2001       (Decrease)
                                                      ----           ----       ----------
                                                                ($ in thousands)
         Accounts payable & accrued expenses         $    57       $    73        $  (16)
         Accrued real estate taxes                       378           382            (4)
         Accrued interest                             18,644        17,004         1,640
         Credit agreements - primary lender              700           700             -
         Notes                                         1,198         1,198             -
         Convertible subordinated
            debentures payable                         9,059         9,059             -
         Convertible debentures payable                1,500         1,500             -
                                                     -------       -------        ------
                                                     $31,536       $29,916        $1,620
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

                      PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         The Company remains in default of the entire principal plus interest on its subordinated debentures. The amounts due are as indicated in the following table:

                                                                 September 30, 2002
                                                                 ------------------
                                                              Principal         Unpaid
                                                              Amount Due       Interest
                                                              ----------       --------
                                                                   ($ in thousands)
         Subordinated debentures due
                   June 1, 1991                                 $1,034          $  897
         Subordinated debentures due
                   May 1, 1992                                   8,025           8,121
                                                                ------          ------
                                                                $9,059          $9,018
                                                                ======          ======

         The Company does not have funds available to make any payments of either principal or interest on the above debentures.

                      PGI INCORPORATED AND SUBSIDIARIES

PART II       Other Information

Item 1   Legal Proceedings

         In 1994, the Citrus County Tax Assessor denied agricultural exemption status for the undeveloped Sugarmill Woods property and the Company was forced to sue the County to reclaim the tax benefit. In 1995, the Citrus County Tax Assessor again denied agricultural exemption status for the undeveloped Sugarmill Woods property, but was overruled by the Value Adjustment Board. As a result, the Tax Assessor sued Sugarmill Woods, and was again successful in denying the agricultural exemption for the property. The Company won on appeal, but the Tax Assessor appealed to the Supreme Court of Florida to reinstate the exemption. On April 1, 1999, the Supreme Court of Florida issued their opinion in favor of Sugarmill Woods, Inc. On November 9, 1999 the Circuit Court of Citrus County adjudged the agricultural classification applicable to tax years 1994, 1995 and 1996 for exemption. The non interest bearing restricted escrow of $557,000 was released in October 2000 with the confirmation that no further liability exists for tax years 1994, 1995, and 1996. Tax year 1997 remains in dispute on a matter of timely filing of petition for exemption. In June 2002 the District Court of Appeals denied the agricultural exemption for 1997 and the Company filed a motion for rehearing, which was denied. The Company is now seeking relief from the final judgement before trial court.

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

         (b) No report on Form 8 - K was filed during the quarter ended September 30, 2002.

                      PGI INCORPORATED AND SUBSIDIARIES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PGI INCORPORATED
                         --------------------------
                                (Registrant)

Date:   November 14, 2002                         /s/ Laurence A. Schiffer
     -----------------------                      -----------------------------

                                                  Laurence A. Schiffer
                                                  President

                      PGI INCORPORATED AND SUBSIDIARIES


EXHIBIT INDEX
-------------

2.       Inapplicable.

3.(i) Restated Articles of Incorporation of PGI Incorporated executed September 4, 1998 with certificate from the State of Florida dated October 27, 1998 (filed as Exhibit 3.1 to Registrant's September 30, 1998 Form 10-QBS and incorporated herein by reference).

3.(ii)a  Bylaws of Registrant, as amended September 1987 (filed as Exhibit
         3.3 to Registrant's original Form 10-K Annual Report for the year ended December 31, 1987 ("Original 1987 Form 10-K") dated as of March 29, 1988 and incorporated herein by reference).

3.(ii)b Amendments to the Bylaws of the Registrant by the Board of Directors of PGI Incorporated by the Unanimous Written Consent, dated as of March 17, 1995 (filed as Exhibit 3.5 to the December 31, 1995 Form 10-KSB and incorporated herein by reference).

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