Form 10KSB
period 2002-12-31
PGI INC
filed 2003-03-31
CIK 81157

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended             December 31, 2002
                                   -------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        -----------------   ------------------
         Commission file number                      1-6471
                                ----------------------------------------------

                                PGI, INCORPORATED
 -----------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Florida                                      59-0867335
------------------------------------------------------------------------------
(State or other jurisdiction of                  (IRS Employer Ident. No.)
 incorporation or organization)

212 S. Central, Suite 100;          St. Louis, Missouri            63105
------------------------------------------------------------------------------
         (Address of principal executive offices)                (Zip Code)

Issuer's Telephone Number, including area code:          (314) 512-8650
                                               -------------------------------

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
                  None                                        None
                  None                                        None

Securities registered pursuant to Section 12 (g) of the Exchange Act:

Common Stock, Par Value $.10 per share
6% Convertible Subordinated Debentures due 1992

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. X Yes     No
        ---     ---

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (x)

         State the issuer's revenues for its most recent fiscal year. $313,000.
                                                                      --------

         The aggregate market value of voting stock held by non-affiliates of the registrant cannot be determined. See page 4 of Form 10-KSB.

         State the number of shares outstanding of each of the Issuer's classes of common equity as of the last practicable date.

         As of March 31, 2003, 5,317,758 shares of Common Stock $.10 par value
         ---------------------------------------------------------------------
were outstanding.
----------------

The Index to Exhibits is located on pages 40 to 44 of this report.

                           PGI INCORPORATED AND SUBSIDIARIES
                                 FORM 10 - KSB - 2002
                          Contents and Cross Reference Index

Part     Item                                                             Form 10-KSB
No.      No.      Description                                               Page No.
---      ----     -----------                                               --------

  I       1       Description of Business
                     General                                                   3
                     Recent Developments                                       3
          2       Description of Property                                      4
          3       Legal Proceedings                                            4
          4       Submission of Matters to a Vote of Security Holders          4
 II       5       Market for Common Equity and Related
                   Stockholder Matters                                       4 - 5
          6        Management's Discussion and Analysis or Plan of
                    Operation                                                5 - 10
          7       Financial Statements                                      11 - 29
          8       Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                         29
III       9       Directors, Executive Officers, Promoters and Control
                   Persons; Compliance with Section 16 (a) of the
                   Exchange Act                                                30
         10       Executive Compensation                                       31
         11       Security Ownership of Certain Beneficial Owners and
                   Management and Related Stockholder Matters               31 - 32
         12       Certain Relationships and Related Transactions            32 - 35

 IV      13       Exhibits and Reports on Form 8-K                             36
         14       Controls and Procedures                                      36

Signatures                                                                     37
Certifications                                                              38 - 39

Exhibit Index                                                               40 - 44

                                     PART I
                                     ------

Item 1.     Description of Business
-------     -----------------------
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

         Presently, the Company's remaining inventory mainly consists of 370 acres located in Hernando County, Florida. In addition, the Company has been actively pursuing collection on delinquent contract receivables from homesite sales. The Company owns approximately 44 lots, mostly located in Citrus County, Florida, which are listed for sale.

         As of January 1, 2003 the Company had no employees, all services provided to the Company are through contract services.

RECENT DEVELOPMENTS

         With the completion of the Suncoast Expressway to Highway 98 in 2001 and the anticipated further extension of the expressway beyond Highway 98 in coming years, the Company believes the 370 acres located in Hernando County, Florida may become more marketable because of the property's close proximity to the interchange of the Suncoast Expressway with Highway 98.

         The Company has been actively pursuing repossession of lots with delinquent contracts receivable. In the past year, 10 lots were reacquired by obtaining quit claim deeds or through foreclosure. The Company is in the process of foreclosing on 12 additional lots.

Item 2.     Description of Property
-------     -----------------------

         The Company's primary investment in properties relates to its Sugarmill Woods project comprising 370 acres of unimproved land located in Hernando County, Florida near the interchange of the Suncoast Expressway and Highway 98. Approximately 40 acres of the property have been approved for commercial use by the Hernando County Commission. The Company generally has fee simple title to this property, but substantially all of the Company's properties are encumbered by mortgages under either its primary lender agreement with PGIP, LLC, or other financing agreements. The property is adequately covered by liability insurance.

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

         A shareholders meeting was not held during the year 2002.

                                     PART II
                                     -------

Item 5.     Market for Common Equity and Related Stockholder Matters
-------     --------------------------------------------------------

         There is no public trading market for the Company's common equity securities. Based on information received from the National Quotations Bureau, Inc. there have been no reported transactions in the Company's common stock since January 29, 1991. No dividends have ever been paid on the Common Stock, and payment of dividends is restricted under the terms of the two indentures pursuant to which the Company's outstanding debentures are issued. As of December 31, 2002 there were 653 holders of record of the Company's Common Stock and approximately 445 debenture holders.

         In an effort to reduce the number of shareholders of record of its Common Stock to less than 500, the Board of Directors of the Company has endorsed the tender offer by PGIP, LLC, an affiliate of the Company, to purchase shares of the Company's Common Stock held by shareholders who hold 99 or fewer shares of such Common Stock at a purchase price of $.50 per share. If, as a result of this tender offer, there are less than 500 shareholders of record of the Common Stock, then the Company intends to file a Form 15 with the Securities and Exchange Commission to deregister the Common Stock from registration with the Securities and Exchange Commission under Sections 12(g) and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Concurrently, the Company also intends to file a Form 15 with the Securities and Exchange Commission to deregister its 6% Convertible Subordinated Debentures from registration with the Securities and Exchange Commission under Sections 12(g) and 15(d) of the Exchange Act.

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

RESULTS OF OPERATIONS

         Revenues for the year ended December 31, 2002 increased by $154,000 to $313,000 compared to revenues of $159,000 for the year ended December 31, 2001 mainly as a result of an increase in real estate sales. The net loss was $2,240,000 ($.54 per share) for 2002 compared to a net loss of $2,150,000 ($.52 per share) for 2001. Included in the 2002 and 2001 earnings per share computation is $640,000 ($.19 per share of Common Stock) of annual cumulative preferred stock dividends in arrears.

Real Estate Activities
----------------------

         Sales and Cost of Sales for real estate operations for the years of 2002 and 2001 were:

                                            2002              2001
                                            ----              ----
                                               ($ in thousands)
           Real Estate Sales                $238              $103
           Cost of Sales                      65                40
                                            ----              ----
           Gross Profit Margin              $173              $ 63
                                            ====              ====

Item 6.     Management's Discussion and Analysis or Plan of Operation
-------     ---------------------------------------------------------
            (continued)
            -----------

Other Income Activities
-----------------------

         Interest income in 2002 increased by $7,000 to $48,000 from $41,000 in 2001 due to an increase in short term notes receivables.

         Other income for the years of 2002 and 2001 was:

                                            2002              2001
                                            ----              ----
                                               ($ in thousands)
Other income                                $ 27              $ 15
                                            ====              ====

         Other income in 2002 increased by $12,000 compared to 2001.

Costs and Expenses
------------------

         Expenses for the years 2002 and 2001 were:

                                      2002              2001
                                      ----              ----
                                        ($ in thousands)
Taxes and Assessments               $122,000          $ 8,000
Consulting and Accounting             40,000           40,000
Legal and Professional                26,000           56,000
General and Administrative            51,000           57,000

         Taxes and assessments increased by $114,000 in 2002 due to the accrual of $67,000 in tax penalties on 1997 taxes in litigation. In addition, the 2001 real estate taxes were reduced by $34,000 with the sale of a parcel of land sold for delinquent taxes in Charlotte County.

         Interest expense for the two years ended December 31, 2002 and 2001 was:

                                           2002               2001
                                           ----               ----
                                              ($ in thousands)
Interest Expense                          $2,249             $2,108

         Interest expense in 2002 increased by $141,000 compared to 2001.

Item 6.     Management's Discussion and Analysis or Plan of Operation
-------     ---------------------------------------------------------
            (continued)
            -----------

FINANCIAL CONDITION

         Assets increased at December 31, 2002 compared to assets at December 31, 2001 reflecting the following changes:

                                                                         Increase
                                     2002              2001             (Decrease)
                                     ----              ----              --------
                                                  ($ in thousands)
Cash and Cash Equivalents           $   93            $  234               (141)
Restricted Cash                          1               260               (259)
Receivables                            580               130                450
Land and Improvement                   718               737                (19)
Other Assets                           160               173                (13)
                                    ------            ------               ----
                                    $1,552            $1,534                 18
                                    ======            ======               ====

         Cash decreased by $141,000 to $93,000 at December 31, 2002 compared to $234,000 at December 31, 2001. Net cash provided by operations was $59,000 for the year ended December 31, 2002 compared to net cash used in operations of $114,000 for the year ended December 31, 2001.

         Cash received from operations during 2002 was $291,000, a $151,000 increase from cash received during 2001.

         Cash expended for operations decreased by $22,000 to $232,000 during 2002 from $254,000 in 2001, reflecting decreases in the following classifications; consulting and accounting ($7,000), legal and professional ($25,000), general and administrative ($19,000), and increases in real estate operations ($17,000) and interest payments ($12,000).

         The $200,000 used in investing activities during 2002 included $440,000 in advances to Love Investment Company and $7,000 in expenditures relating to inventory and deferred expenditures offset by $242,000 in proceeds from the release of restricted cash and $5,000 in proceeds from notes receivable.

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

Item 6.     Management's Discussion and Analysis or Plan of Operation
-------     ---------------------------------------------------------
            (continued)
             ---------

         No assurances can be made that the Company can achieve any of the three above alternatives.

         A comparison of the contract receivable delinquency status at December 31, 2002 and 2001 follows:

                                    2002       %               2001       %
                                    ----     -----             ----     -----
                                                ($ in thousands)
Current                              $ -       -               $  -         -
31 to 90 days delinquent               -       -                  -         -
Over 90 days                         $71     100.0             $177     100.0
                                     ---     -----             ----     -----
         Total delinquents           $71     100.0             $177     100.0
                                     ---     -----             ----     -----
         Total contracts             $71     100.0             $177     100.0
                                     ===     =====             ====     =====

         Contracts receivable on homesite sales and related receivables are fully provided for cancellation at December 31, 2002 and 2001. The Company has experienced deterioration in the quality of the contracts receivable portfolio over the past several years. The Company believes the deterioration is the result of the adverse publicity regarding community developers, as well as the difficulty of implementing contract collection activities for foreign receivables.

         Liabilities were approximately $32,200,000 at December 31, 2002 compared to approximately $29,900,000 at December 31, 2001, reflecting the following changes:

                                                                             Increase
                                              2002              2001        (Decrease)
                                              ----              ----         --------
                                                          ($ in thousands)
Accounts payable and accrued expenses       $    56           $    73         $  (17)
Accrued real estate taxes                       436               382             54
Accrued interest                             19,225            17,004          2,221
Credit agreements - primary
  lender                                        700               700              -
Notes payable                                 1,198             1,198              -

Convertible subordinated
  debentures payable                          9,059             9,059              -
Convertible debentures payable                1,500             1,500              -
                                            -------           -------         ------
                                            $32,174           $29,916         $2,258
                                            =======           =======         ======

Item 6.     Management's Discussion and Analysis or Plan or Operation
-------     ---------------------------------------------------------
            (continued)
            -----------

         The $2,221,000 increase in accrued interest at December 31, 2002 compared to year-end 2001 reflects changes in the following:

                                                                               Increase
                                                       2002         2001      (Decrease)
                                                       ----         ----       --------
                                                              ($ in thousands)
Primary Lender                                       $    40      $     -       $   40
Debentures                                            17,098       14,995        2,103
Other                                                  2,087        2,009           78
                                                     -------      -------       ------
                                                     $19,225      $17,004       $2,221
                                                     =======      =======       ======

         The accrued interest relating to debentures increased due to the nonpayment of interest on the Company's debentures (see Notes 10 and 11 to the consolidated financial statements under Item 7).

         The Company's capital deficiency increased to $30,622,000 at December 31, 2002 from a $28,382,000 capital deficiency at December 31, 2001, reflecting the 2002 operating loss.

         As of the date of this filing, the Company is in default of the entire principal plus interest on its subordinated debentures payable in amounts indicated in the following table:

                                                          12/31/2002
                                                          ----------
                                                Principal            Unpaid
                                               Amount Due           Interest
                                               ----------           --------
                                                      ($ in thousands)
Subordinated debentures due June 1, 1991         $1,034              $  897
Subordinated debentures due May 1, 1992           8,025               8,330
                                                 ------              ------
                                                 $9,059              $9,227
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

New Accounting Standards
------------------------

         The Financial Accounting Standards Board (FASB) issued SFAS 143, "Accounting for Asset Retirement Obligations" in June, 2001. This Statement requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of the asset. SFAS 143 is effective for fiscal years

Item 6.     Management's Discussion and Analysis or Plan of Operation
-------     ---------------------------------------------------------
            (continued)
            -----------

beginning after June 15, 2002. Management has determined that implementation of SFAS 143 will not have an effect on the Company's financial statements.

         The FASB issued SFAS 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" in August, 2001. This Statement addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange or distribution to owners. The Statement also requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Management has determined that implementation of SFAS 144 will not have an effect on the Company's financial statements.

         In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses the reporting that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.

         SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management will consider the requirements of SFAS 146 if exit or disposal activities occur in the future.
Implementation of the Statement does not have an effect on the Company's current financial statements.

Item 7.     Financial Statements
-------     --------------------
            Independent Accountants' Report
            -------------------------------

The Stockholders and Board of Directors
PGI, Incorporated
St. Louis, Missouri

We have audited the accompanying consolidated statements of financial position of PGI Incorporated and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PGI Incorporated and subsidiaries at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the two years in period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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


                                             /s/ BKD, LLP
St. Louis, Missouri
February 5, 2003

                                              PGI INCORPORATED AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                                  December 31, 2002 and 2001



                                          ASSETS                                         LIABILITIES
                                          ======                                         ===========
                                     2002          2001                                                2002            2001
                                     ----          ----                                                ----            ----

Cash and cash equivalents        $   93,000     $  234,000    Accounts payable
                                                               and accrued expenses (Note 8)       $     56,000   $     73,000
Restricted cash (Note 3)              1,000        260,000
                                                              Accrued real estate
Receivables on real estate                                     taxes (Note 8)                           436,000        382,000
 sales-net (Note 4)                       -         16,000

Other receivables                   580,000        114,000    Accrued interest:
Land and improvement                                          Primary Lender                             40,000              -
 inventories (Note 5)               718,000        737,000    Debentures                             17,098,000     14,995,000
                                                              Other                                   2,087,000      2,009,000
Other assets (Note 7)               160,000        173,000
                                                              Credit Agreements - (Note 9)
                                                                 Primary lender                         700,000        700,000
                                                                 Notes payable                        1,198,000      1,198,000
                                                              Subordinated convertible
                                                               debentures payable (Note 10)           9,059,000      9,059,000

                                                              Convertible debentures
                                                               payable (Note 11)                      1,500,000      1,500,000
                                                                                                   ------------   ------------

                                                                                                     32,174,000     29,916,000
                                                                                                   ------------   ------------
                                                              Commitments and contingencies
                                                               (Note 15)
                                                              STOCKHOLDERS' DEFICIENCY
                                                              ------------------------
                                                              Preferred stock, par value $1.00
                                                               per share; authorized 5,000,000
                                                               shares; 2,000,000 Class A
                                                               cumulative convertible shares
                                                               issued and outstanding;
                                                               (liquidation preference of
                                                               $8,000,000 and cumulative
                                                               dividends) (Note 13)                   2,000,000      2,000,000

                                                              Common stock, par value
                                                               $.10 per share; authorized
                                                               25,000,000 shares; 5,317,758
                                                               shares issued and outstanding
                                                               (Note 13)                                532,000        532,000
                                                              Paid-in capital                        13,498,000     13,498,000
                                                              Accumulated deficit                   (46,652,000)   (44,412,000)
                                                                                                   ------------   ------------
                                                                                                    (30,622,000)   (28,382,000)
                                 ----------     ----------                                         ------------   ------------
                                 $1,552,000     $1,534,000                                         $  1,552,000   $  1,534,000
                                 ==========     ==========                                         ============   ============

                                 See accompanying notes to consolidated financial  statements.

                             PGI INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           Years ended December 31, 2002 and 2001

                                                         2002                       2001
                                                         ----                       ----
Revenues:
         Real estate sales (Note 2)                   $   238,000                $   103,000
         Interest income                                   48,000                     41,000
         Other income (Note 2)                             27,000                     15,000
                                                      -----------                -----------
                                                          313,000                    159,000
                                                      -----------                -----------

Costs and expenses:
         Cost of real estate sales (Note 2)                65,000                     40,000
         Interest                                       2,249,000                  2,108,000
         Taxes and assessments                            122,000                      8,000
         Consulting and accounting                         40,000                     40,000
         Legal and professional                            26,000                     56,000
         General and administrative                        51,000                     57,000
                                                      -----------                -----------
                                                        2,553,000                  2,309,000
                                                      -----------                -----------

Net (Loss)                                            $(2,240,000)               $(2,150,000)
                                                      ===========                ===========

(Loss) Per Share Available to Common
  Stockholders - Basic and Diluted (Note 18)             (.54)                      (.52)
                                                         ====                       ====

                See accompanying notes to consolidated financial statements.

                            PGI INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                         Years ended December 31, 2002 and 2001

                                                                   2002            2001
                                                                   ----            ----
Cash flows from operating activities:

Cash received from operations:
   Collections from real estate sales and
    receivables on such sales                                   $ 252,000       $  97,000
   Interest received                                               12,000          23,000
   Other operating receipts                                        27,000          20,000
                                                                ---------       ---------
                                                                  291,000       $ 140,000
                                                                ---------       ---------
Cash expended for operations:
   Payments for real estate sales                                  30,000          13,000
   Interest paid                                                   12,000               -
   Taxes and assessments                                           65,000          65,000
   Consulting and accounting                                       35,000          42,000
   Legal and professional                                          41,000          66,000
   General and administrative                                      49,000          68,000
                                                                ---------       ---------
                                                                  232,000         254,000
                                                                ---------       ---------
Net cash flow provided by (used in)
 operating activities                                              59,000        (114,000)
                                                                ---------       ---------

Cash flows from investing activities:
   Purchases of inventory and deferred expenditures                (7,000)        (11,000)
   Proceeds from release of restricted cash                       242,000               -
   Payments for other receivables                                (440,000)       (100,000)
   Proceeds from notes receivable                                   5,000           5,000
                                                                ---------       ---------
Net cash flow provided by investing activities                   (200,000)       (106,000)
                                                                ---------       ---------

Net (decrease) increase in cash and cash equivalents             (141,000)       (220,000)

Cash and cash equivalents at beginning of year                    234,000         454,000
                                                                ---------       ---------
Cash and cash equivalents at end of year                        $  93,000       $ 234,000
                                                                =========       =========

Non-cash investing and financing activities:
   Earnings capitalized into restricted cash                    $   2,000       $  12,000
                                                                ---------       ---------
   Interest paid from restricted cash                           $  17,000       $  85,000
                                                                ---------       ---------
   Expenses paid from restricted cash                           $   2,000       $       -
                                                                ---------       ---------

              See accompanying notes to consolidated financial statements.




                                PGI INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                              Years ended December 31, 2002 and 2001

                                                                 2002                      2001
                                                                 ----                      ----
Reconciliation of net (loss) to net cash (used in)
 operating activities:

Net (loss)                                                    $(2,240,000)              $(2,150,000)

Adjustments to reconcile net (loss) to net cash
 (used in) operating activities:
   Earnings capitalized into restricted cash                       (2,000)                  (12,000)
   Interest released from restricted cash                          17,000                    85,000
   Expenses paid from restricted cash                               2,000                         -

(Increase) decrease in assets:
   Other receivables                                              (15,000)                   14,000
   Land and improvement inventories - net                          35,000                    28,000
   Prepaid expenses & deposits                                      4,000                    (3,000)
   Increase (decrease) in liabilities:
   Accounts payable and accrued expenses                          (17,000)                  (39,000)
   Accrued real estate taxes                                       54,000                   (60,000)
   Accrued interest                                             2,221,000                 2,023,000
                                                              -----------               -----------

Net cash flow provided by (used in)
 operating activities                                         $    59,000               $  (114,000)
                                                              ===========               ===========

                    See accompanying notes to consolidated financial statements.

                                                 PGI INCORPORATED AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                              Years ended December 31, 2002 and 2001

                                   Preferred Stock                    Common Stock                                      Retained
                                   ---------------                    ------------                                      Earnings
                              Shares          Par Value         Shares          Par Value       Paid-In Capital         (Deficit)
                              ------          ---------         ------          ---------       ---------------         ---------
Balances at 1/1/01          2,000,000        $2,000,000        5,317,758         $532,000         $13,498,000         $(42,262,000)

Net Loss                            -                 -                -                -                   -           (2,150,000)
                            ---------        ----------        ---------         --------         -----------         ------------
Balances at 12/31/01        2,000,000        $2,000,000        5,317,758         $532,000         $13,498,000         $(44,412,000)

Net Loss                            -                 -                -                -                   -           (2,240,000)
                            ---------        ----------        ---------         --------         -----------         ------------
Balances at 12/31/02        2,000,000        $2,000,000        5,317,758         $532,000         $13,498,000         $(46,652,000)
                            =========        ==========        =========         ========         ===========         ============

                                   See accompanying notes to consolidated financial statements.

                        PGI INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Significant Accounting Policies:
         -------------------------------
Principles of Consolidation
---------------------------

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

New Accounting Standards
------------------------

         The Financial Accounting Standards Board (FASB) issued SFAS 143, "Accounting for Asset Retirement Obligations" in June, 2001. This Statement requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management has determined that implementation of SFAS 143 will not have an effect on the Company's financial statements.

         The FASB issued SFAS 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" in August, 2001. This Statement addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange or distribution to owners. The Statement also requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Management has determined that implementation of SFAS 144 will not have an effect on the Company's financial statements.

         In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses the reporting that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.

         SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management will consider the requirements of SFAS 146 if exit or disposal activities occur in the future.
Implementation of the Statement does not have an effect on the Company's current financial statements.

                        PGI INCORPORATED AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


2.       Real Estate Sales and Other Income:
         ----------------------------------

Real estate sales and cost of sales consisted of:

                                              2002              2001
                                              ----              ----

         Homesites Sales                    $238,000          $103,000
         Cost of Sales                        65,000            40,000
                                            --------          --------
         Gross Profit Margin                $173,000          $ 63,000
                                            ========          ========

Other income for the years of 2002 and 2001 was:

                                              2002              2001
                                              ----              ----

         Other income                       $ 27,000          $ 15,000
                                            ========          ========

3.       Restricted Cash:
         ---------------

         Restricted cash includes restricted proceeds held by the primary lender as collateral for debt repayment and escrowed receipts related to sold contracts receivable.

         The primary lender utilized restricted funds to pay the interest due on the primary lender debt of $17,000 and $85,000 in 2002 and 2001, respectively.

         The Company utilized $239,000 of the primary lender (PGIP, LLC, an affiliate) restricted escrow in April, 2002 to invest in short term notes with Love Investment Company who is affiliated with L-PGI, the Company's preferred shareholder.

                        PGI INCORPORATED AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

         Restricted cash of $3,000 relating to sold contracts receivable was released in June, 2002 after $2,000 was applied toward related expenses.

4.       Receivables on Real Estate Sales:
         --------------------------------

         Net receivables on real estate consisted of:

                                              2002              2001
                                              ----              ----

Contracts receivable on homesite sales      $ 71,000          $ 177,000
Other                                              -             16,000
                                            --------          ---------
                                            $ 71,000          $ 193,000
Less: Allowance for cancellations            (71,000)          (177,000)
                                            --------          ---------
                                            $      0          $  16,000
                                            ========          =========

         The Company generally considers receivables on real estate sales delinquent if the scheduled installment payment is over 30 days past due. At December 31, 2002 and 2001 delinquent receivables approximated $71,000 and $177,000 respectively.

         Contracts receivable on homesite sales and related receivables are fully provided for cancellation at December 31, 2002 and 2001. The Company has been actively pursuing collection on the delinquent receivables. An assessment is made for each contract receivable as to the economic benefit of reacquisition of the lot considering the cost of foreclosure, delinquent taxes and association fees due, and estimated current sale value of the lot. For those with benefit, foreclosure action is begun in the absence of payment or receipt of a quit claim deed of the property back to the Company. Ten lots and three lots were reacquired through foreclosure during 2002 and 2001, respectively.

         At December 31, 2001, 67% of the Company's receivables from real estate sales represented customers who maintain foreign status, and 1% represented accounts which are IRA's.

         Other receivables relating to real estate sales at December 31, 2001 mainly represents receivables on lot sales which occurred in December, 2001.

5.       Land and Improvements:
         ---------------------

         Land and improvement inventories consisted of:

                                              2002              2001
                                              ----              ----

            Unimproved land                 $613,000          $613,000
            Fully improved land              105,000           124,000
                                            --------          --------
                                            $718,000          $737,000
                                            ========          ========

                        PGI INCORPORATED AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

6.       Property and Equipment:
         ----------------------

         Property and equipment consisted of:

                                                  2002              2001
                                                  ----              ----

            Furniture, fixtures and other       $ 31,000          $ 31,000
             equipment
            Less accumulated depreciation        (31,000)          (31,000)
                                                --------          --------
                                                $      -          $      -
                                                ========          ========

7.       Other Assets:
         ------------

         Other assets consisted of:

                                                  2002              2001
                                                  ----              ----

            Deposit with Trustee of 6 1/2%
             debentures                         $160,000          $158,000
            Other                                      -            15,000
                                                --------          --------
                                                $160,000          $173,000
                                                ========          ========

8.       Accounts Payable and Accrued Expenses:
         -------------------------------------

         Accounts payable and accrued expenses consisted of:

                                                  2002              2001
                                                  ----              ----

            Accounts payable                    $27,000           $48,000
            Accrued audit/tax expense            23,000            24,000
            Accrued consulting fees               5,000                 -
            Accrued legal expense                     -             1,000
            Accrued insurance                     1,000                 -
                                                -------           -------
                                                $56,000           $73,000
                                                =======           =======

         Accrued Real Estate Taxes:
         --------------------------

         Accrued real estate taxes consisted of:

            Current                             $ 17,000          $ 18,000
            Delinquent                           419,000           364,000
                                                --------          --------
                                                $436,000          $382,000
                                                ========          ========

                        PGI INCORPORATED AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

9.       Credit Agreements - Primary Lender and Notes Payable:
         ----------------------------------------------------

         Credit agreements with the Company's primary lender and notes payable consisted of the following:

                                                        2002             2001
                                                        ----             ----

         Credit agreements - primary lender
          (Balance is past due, bearing interest at
          prime plus 5.0%):                          $  700,000        $  700,000

         Notes payable -
          $1,176,000 bearing interest at prime
          rate plus 2%, the remainder bearing
          interest at 12%, all past due               1,198,000         1,198,000
                                                     ----------        ----------
                                                     $1,898,000        $1,898,000
                                                     ==========        ==========

The prime rate at December 31, 2002 and 2001 was 4.25% and 4.75% respectively.

         At December 31, 2002 assets collateralizing the Company's credit agreements with its primary lender and notes payable totaled $778,000, of which $1,000 represented escrow held by the primary lender, $71,000 represented gross receivables on real estate sales, $4,000 represented other receivables, and $702,000 represented land and improvement inventories.

         The overall weighted average interest rate for the Company's credit agreements with its primary lender and all remaining notes and mortgages was approximately 7.75% as of December 31, 2002 and 10.0% as of December 31, 2001.

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

10.      Subordinated Convertible Debentures Payable:
         --------------------------------------------

         Subordinated debentures payable consisted of:

                                                        2002              2001
                                                        ----              ----

            6 1/2%, due June 1991                    $1,034,000        $1,034,000
            6%, due May 1992                          8,025,000         8,025,000
                                                     ----------        ----------
                                                     $9,059,000        $9,059,000
                                                     ==========        ==========

                        PGI INCORPORATED AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

         Since issuance, $650,000 and $152,000 of the 6 1/2% and 6% debentures, respectively, have been converted into common stock; however, this conversion feature is no longer in effect.

         The Company is in default of certain sinking fund and interest payments on both subordinated debentures totaling $9,059,000 in principal plus accrued and unpaid interest of $9,227,000 at December 31, 2002 and $8,330,000 as of December 31, 2001.

         The debentures are not collateralized and are not subordinated to each other, but are subordinated to senior indebtedness ($3,398,000 at December 31, 2002). Payment of dividends on the Company's common stock is restricted under the terms of the two indentures pursuant to which the outstanding debentures are issued.

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

                        PGI INCORPORATED AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

         The debentures held by Love-1989 Florida Partners, L.P., which total $796,950 in principal amount are secured by a second mortgage behind PGIP, LLC on the approximate 370 acres retained by the Company and a security interest behind that held by PGIP, LLC in the restricted proceeds escrow.

         Accrued interest was $7,870,000 and $6,665,000 at December 31, 2002 and 2001 respectively.

12.      Income Taxes:
         -------------

         Reconciliation of the statutory federal income tax rates, 34% for the years ended December 31, 2002 and 2001, to the Company's effective income tax rates follows:

                                                  2002                               2001
                                                  ----                               ----
                                                             ($ in thousands)
                                    Amount of tax     Percent of       Amount of tax       Percent of
                                    -------------    Pre-tax Loss      -------------      Pre-tax Loss
                                                     ------------                         ------------
Expected tax (credit)                   $(762)          (34.0)%           $(731)            (34.0)%
State income taxes, net of
  federal tax benefits                    (90)           (4.0)%             (86)             (4.0)%
Increase in valuation allowance
  and expiring credits                    852            38.0%              817              38.0%
                                        -----           -----             -----             -----
  operating loss                        $   -               -             $   -                 -
                                        =====           =====             =====             =====

         At December 31, 2002, the Company had an operating loss carry forward of approximately $30,000,000 which will expire at various dates through 2022.

                                                      2002              2001
                                                      ----              ----
                                                         ($ in thousands)
Deferred tax asset:
  Net operating loss carryover                      $ 11,980          $ 15,120
  Adjustments to reduce land to net
   realizable value                                       12                12
  Expenses capitalized under IRC 263(a)                   56                56
  ITC carry forward                                        -                 -
  Valuation allowance                                (11,876)          (15,016)
                                                    --------          --------
                                                    $    172          $    172
Deferred tax liability:
  Basis difference of land and
   improvement inventories                          $    172          $    172
                                                    --------          --------

Net deferred tax asset                              $      -          $      -
                                                    ========          ========

                        PGI INCORPORATED AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

13.      Capital Stock:
         -------------

         In March 1987, the Company sold, in a private placement 1,875,000 shares of its Class A cumulative convertible preferred stock to Love-PGI Partners, L.P. ("L-PGI") for a purchase price of $7,500,000 cash ($4.00 per share). The Company also converted $500,000 of indebtedness owed to a corporation owned by the Company's former Chairman of the Board of Directors and members of his family into 125,000 shares of the cumulative convertible preferred stock.

         The holders of the preferred stock are entitled to one vote per share and, except as provided by law, will vote as one class with the holders of the common stock. Class A preferred stockholders are also entitled to receive cumulative dividends at the annual rate of $.32 per share, an effective yield of 8%. Dividends accrued for an initial two year period and, at the expiration of this period, preferred stockholders had the option of receiving accumulated dividends, when and if declared by the Board of Directors, in cash (unless prohibited by law or contract) or common stock. At December 31, 2002 cumulative preferred dividends in arrears totaled $4,915,000 ($640,000 of which related to the year ended December 31, 2002). On May 15, 1997 preferred dividends accrued through April 25, 1995 totaling $4,260,433 were paid in the form of 2,000,203 shares of common stock.

         As of December 31, 2002, the preferred stock is callable or redeemable at the option of the Company at $4.00 per share plus accrued and unpaid dividends. In addition, the preferred stock will be entitled to preference of $4.00 per share plus accrued and unpaid dividends in the event of liquidation of the Company.

         At December 31, 2002 the Company had reserved 6,355,356 common shares for the conversion of preferred stock and debentures.

         In an effort to reduce the number of shareholders of record of its Common Stock to less than 500, the Board of Directors of the Company has endorsed the tender offer by PGIP, LLC, an affiliate of the Company, to purchase shares of the Company's Common Stock held by shareholders who hold 99 or fewer shares of such Common Stock at a purchase price of $.50 per share. If, as a result of this tender offer, there are less than 500 shareholders of record of the Common Stock, then the Company intends to file a Form 15 with the Securities and Exchange Commission to deregister the Common Stock from registration with the Securities and Exchange Commission under Sections 12(g) and 15(d) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Concurrently, the Company also intends to file a Form 15 with the Securities and Exchange Commission to deregister its 6% Convertible Subordinated Debentures from registration from the Securities and Exchange Commission under Section 12(g) and 15(d) of the Exchange Act.
                                      -25-

                        PGI INCORPORATED AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

14.      Quarterly Results:
         ------------------

         In the fourth quarter of 2002 the Company accrued $67,000 in tax penalties on 1997 real estate taxes in litigation.

15.      Commitments and Contingencies:
         ------------------------------

         The Company is a party to various legal proceedings incidental to the normal operation of its business.

         One instance of litigation involves Sugarmill Woods, Inc. and Citrus County Tax Collector. In 1994, the Citrus County Tax Appraiser denied agricultural exemption status for the undeveloped Sugarmill Woods property and the Company was forced to sue the County to reclaim the tax benefit. In 1995, the Citrus County Tax Appraiser again denied agricultural exemption status for the undeveloped Sugarmill Woods property, but was overruled by the Value Adjustment Board. As a result, the Tax Appraiser sued Sugarmill Woods, and was again successful in denying the agricultural exemption for the property. The Company won on appeal, but the Tax Assessor appealed to the Supreme Court of Florida to reinstate the exemption. On April 1, 1999, the Supreme Court of Florida issued their opinion in favor of Sugarmill Woods, Inc. On November 9, 1999 the Circuit Court of Citrus County adjudged the agricultural classification applicable to tax years 1994, 1995 and 1996 for exemption. The restricted escrow of $557,000 was released in October, 2000 with the confirmation of no further liability for tax years 1994, 1995 and 1996. Tax year 1997 remains in dispute on a matter of timely filing of petition for exemption. In June 2002 the District Court of Appeals denied the agricultural exemption for 1997 and the Company filed a motion for rehearing which was denied. The Company is now seeking relief from the final judgement before trial court.

         The aggregate outstanding balances of receivables sold or exchanged with recourse by the Company was satisfied in 2002 and totaled approximately $17,000 at December 31, 2001. Based on its collateral experience with such receivables, the Company maintained no allowance at December 31, 2001.

16.      Related Party Transactions:
         ---------------------------

         As of December 31, 2002 the Company was in default of its primary credit agreements with PGIP, LLC ("PGIP").

                        PGI INCORPORATED AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

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

         In addition, the Company receives office space, telephone service and computer service from LREC. A fee of $2,800 per month was paid to LREC in 2002 and 2001.

         Effective March 25, 1987, the Company entered into a Management Consulting Agreement with LREC. As a consultant to the Company and in addition to the above services, LREC provides other services including, but not limited to, strategic planning, marketing and financing as requested by the Company. In consideration for these consulting services, the Company pays LREC a quarterly consulting fee of one-tenth of one per cent of the book value of the Company's assets, plus reasonable out-of-pocket expenses. As of December 31, 2002, the book value of the Company's assets was approximately $1,552,000. Consulting fees totaling $6,000 and $7,000 were accrued during 2002 and 2001 respectively. The Company made payments of $1,000 in 2002 and $7,000 in 2001 for consulting fees. As of December 31, 2002, a total of $5,000 of unpaid fees had accrued under this agreement. There were no unpaid fees at December 31, 2001.

         In 1985 a corporation owned by the former Chairman of the Board and his family made an uncollateralized loan to the Company, which at December 31, 2002 had an outstanding balance, including accrued interest of $458,000. Interest accrued on this loan for years 2002 and 2001 was $12,000 and $16,000 respectively.

                        PGI INCORPORATED AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

         From time to time, the Company invests in short-term debt obligations of an affiliate of L-PGI, the Company's preferred shareholder, Love Investment Company. The balance receivable at December 31, 2002 and 2001 was $540,000 and $100,000 respectively. Interest on the loans was $36,000 and $3,000 for 2002 and 2001.

         The Company has also invested in short term debt obligations of an affiliated bank and holding company. An investment of $250,000 was made in January, 2001 and repaid in August, 2001, plus interest at the prime rate amounting to $10,000 for the period January to August, 2001.

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

Accounts Payable:

         The carrying amount approximates fair value because of the short-term maturity of those debts. The estimated fair values of the Company's financial instruments are as follows:

                                                 Carrying               Fair
              2002                                Amount                Value
              ----                               --------               -----
Cash and short-term investments                $    94,000             $94,000
Accounts payable                                    27,000              27,000
Debt                                            12,457,000                   -

                        PGI INCORPORATED AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

18.      (Loss) Per Share:
         -----------------

         The following is a summary of the calculations used in computing basic and diluted (loss) per share:

                                                2002                 2001
                                                ----                 ----
Numerator:
Net (Loss)                                  $(2,240,000)         $(2,150,000)
Preferred Dividends                            (640,000)            (640,000)
                                            -----------          -----------
(Loss) Available to
  Common Shareholders                       $(2,880,000)         $(2,790,000)
                                            ===========          ===========

Denominator:
BASIC
Weighted average amount of shares
 outstanding                                  5,317,758            5,317,758

DILUTED
Weighted average amount of shares
 outstanding                                  5,317,758            5,317,758
Dilutive effect of assumed conversion
 of Preferred Stock                           -                    -
                                            -----------          -----------
Dilutive common shares                        5,317,758            5,317,758
                                            ===========          ===========

(Loss) per share
   Basic                                        (.54)                (.52)
   Diluted                                      (.54)                (.52)

Item 8.     Changes in and Disagreements with Accountants on Accounting and
-------     ---------------------------------------------------------------
            Financial Disclosure
            --------------------

         Not Applicable.

                                    PART III
                                    --------

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
-------     -------------------------------------------------------------
            Compliance with Section 16(a) of the Exchange Act
            -------------------------------------------------

         The following information, regarding executive officers and directors of the Company, is as of March 25, 2003.

                                Position with Company and Business Experience
   Name and Age                 During the Last Five Years
   ------------                 ---------------------------------------------

Laurence A. Schiffer            Director of the Company since April 1987; President and
     (age 63)                   Chief Executive Officer of the Company since February 1994;
                                Vice Chairman of the Board since May 1987; President and
                                Chief Executive Officer of Love Real Estate Company and Love
                                Investment Company since 1973; Chairman of Heartland Bank and
                                President of LSHC, the parent company of Heartland Bank since
                                December 1985; Manager of PGIP since 1995;  member of the Real
                                Estate Board of Metropolitan St. Louis and the National
                                Association of Real Estate Boards.

Andrew S. Love, Jr.             Chairman of the Company's Board of Directors since May
     (age 59)                   1987; Secretary since February 1994;  Chairman of the Board of Love Real Estate Company and Secretary of Love Investment
                                Company since 1973; Partner in St. Louis based law firm of
                                Bryan, Cave, McPheeters & McRoberts until 1991; Director
                                of Heartland Bank and Chairman of LSHC, the parent company of Heartland Bank since December 1985; Manager of PGIP since
                                1995.

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

         Neither Mr. Schiffer nor Mr. Love received fees from any source directly attributable to their services as directors of the Company during 2002.

Item 11.    Security Ownership of Certain Beneficial Owners and Management and
--------    ------------------------------------------------------------------
            Related Stockholder Matters
            ---------------------------

         The table below provides certain information as of March 25, 2003 regarding the beneficial ownership of the Common Stock and the Preferred Stock by each person known by the Company to be the beneficial owner of more than five percent of either the Common Stock or the Preferred Stock, each director of the Company (which persons are also the Company's only executive officers), and by virtue of the foregoing, the directors and executive officers of the Company as a group.

                                                                                     Percent of Total
                                                                                   --------------------      Percent of
                                                Common              Preferred       Common    Preferred     Total Voting
         Name                                    Stock                Stock        Stock (1)    Stock         Power (1)
         ----                                    -----                -----        ---------    -----         ---------

Estate of Harold Vernon                         998,777(2)(3)              -         18.8%         -            13.7%
Alfred M. Johns                                 437,414(4)           125,000(4)       8.2%       6.3%            7.7%
Love-PGI Partners, L.P.                       2,260,706(5)         1,875,000(5)      42.5%      93.8%           56.5%
Andrew S. Love, Jr.                             385,516(6)         1,875,000(6)      42.5%      93.8%           56.5%
Laurence A. Schiffer                            385,516(7)         1,875,000(7)      42.5%      93.8%           56.5%
All executive officers and directors
   as a group (2 persons)                       385,516(8)         1,875,000(8)      42.5%      93.8%           56.5%

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

         Alfred M. Johns                    Andrew S. Love, Jr.
         One Woodland Drive                 212 So. Central, Suite 201
         Punta Gorda, FL 33950              St. Louis, MO 63105

Item 12.    Certain Relationships and Related Transactions
--------    ----------------------------------------------

         The Company's primary lender debt of $700,000 is with PGIP and is secured by substantially all of the Company's real estate. PGIP became the primary lender in March 1996, with the assignment by First Union, the Company's former primary bank lender, of all its right, title and interest in and to the loan documents. PGIP is 100% owned by LSHC. Messrs. Love and Schiffer own approximately 52% of all of the issued and outstanding voting stock of LSHC and serve as the directors and officers of LSHC. LSHC along with Messrs. Love and Schiffer are the managers of PGIP.

         As further security to the primary lender indebtedness with PGIP, a restricted proceeds escrow was established with the closing of the bulk acreage sale in May 1998. The escrow agreement permits funds to be paid (i) as requested by PGI and agreed to by PGIP, or (ii) as deemed necessary and appropriate by PGIP to protect its interest in the remaining real estate, including its right to receive principal and interest payments on the indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company. At December 31, 2002 and 2001, the restricted escrow balance was $1,000 and $255,000 respectively. PGIP utilized $17,000 and $85,000 in 2002 and 2001, respectively, to pay interest due on the primary lender debt.

         The Company maintains its administration and accounting offices with the offices of LREC in St. Louis, Missouri. LREC, a Missouri Corporation, is an affiliate of L-PGI, and is located at 212 South Central Avenue, Suite 100,
St. Louis, Missouri 63105. A fee of $2,800 per month was paid to LREC in 2002 and 2001. The following is a list of services provided:

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

         Effective as of March 25, 1987, the Company entered into the Management Agreement with LREC. As a consultant to the Company and in addition to the above services, LREC provides other services including, but not limited to, strategic planning, marketing, and financing as requested by the Company. In consideration for these consulting services, the Company pays LREC a quarterly consulting fee of one-tenth of one per cent of the book value of the Company's assets, plus reasonable out-of-pocket expenses. As of December 31, 2002, the book value of the Company's assets was approximately $1.5 million. Consulting fees totaling $6,000 were accrued during 2002 and the Company made payments of $1,000 in consulting fees in 2002. As of December 31, 2002, a total of $5,000 of unpaid fees had accrued under the Management Agreement. There were no unpaid fees at December 31, 2001.

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

         As of December 31, 2002, Love-1989 held $796,950 in principal amount of the Debentures with respect to which there was at that date accrued and unpaid interest in the amount of $3,573,000. In 1990, $703,050 principal amount of the Debentures was transferred by Love-1989 to one of its (now former) limited partners. That former limited partner continues to hold such Debentures and as of December 31, 2002 there was accrued and unpaid interest with respect thereto in the amount of $3,652,000.

         In 1985, a corporation owned by Alfred M. Johns, the former Chairman of the Company, and his family made an uncollateralized loan to the Company, which at December 31, 2002 had an outstanding balance, excluding accrued interest, of $176,000. Besides being a direct owner of Common and Preferred Stock, Mr. Johns has no other direct or indirect affiliations with the Company.

         From time to time, the Company invests in short term debt obligations with an affiliate of L-PGI, the Company's preferred shareholder, Love Investment Company. The balance receivable at December 31, 2002 and 2001 was $540,000 and $100,000 respectively. Interest on the loans was $36,000 and $3,000 for 2002 and 2001.

         The Company also has invested in short term obligations of an affiliated holding company. An investment of $250,000 was made in January 2001 and repaid in August 2001, plus interest at the prime rate amounting to $10,000 for the period January to August 2001.

         The Company believes that the affiliated transactions are on terms comparable to those, which would be obtained from unaffiliated persons.

                                     PART IV
                                     -------

Item 13.    Exhibits & Reports on Form 8-K
--------    ------------------------------

(a)2.    Exhibits
         Reference is made to the Exhibit Index contained on pages 40 to 44 herein for a list of exhibits including each management contract, compensatory plan or arrangement required to be filed under this Item.

(b)      Reports on Form 8-K.
         None were filed in the fourth quarter of 2002.

Item 14.    Controls and Procedures
-------     -----------------------

         Within 90 days prior to the date of this report, our chief financial officer carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities and Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information that is required to be included in our filings under the Securities Exchange Act of 1934.

         There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies or material weaknesses, since the date of our evaluation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of St. Louis, State of Missouri, on this 31st day of March, 2003.

                                             PGI INCORPORATED
                                             (Registrant)

                                             By: /s/ Laurence A. Schiffer
                                                 ------------------------
                                             Laurence A. Schiffer, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on behalf of the registrant by the following persons in the capacities and on the dates indicated.

Signature                  Title                                Date
---------                  -----                                ----

/s/ Andrew S. Love, Jr.    Chairman of the Board                March 31, 2003
-----------------------    Secretary
Andrew S. Love, Jr.

/s/ Laurence A. Schiffer   Vice Chairman of the                 March 31, 2003
------------------------   Board, President, Principal
Laurence A. Schiffer       Executive Officer, Principal
                           Financial Officer and
                           Principal Accounting Officer

                                  CERTIFICATION
                                  -------------

I, Laurence A. Schiffer, certify that;

1.       I have reviewed this annual report on Form 10-KSB of PGI, Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Laurence A. Schiffer       Laurence A. Schiffer            March 31, 2003
-------------------------      Principal Executive Officer

                                  CERTIFICATION
                                  -------------

I, Laurence A. Schiffer, certify that;

1.       I have reviewed this annual report on Form 10-KSB of PGI, Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Laurence A. Schiffer       Laurence A. Schiffer             March 31, 2003
-------------------------      Principal Financial Officer

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

9.0      Inapplicable.

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

11.      See Note 18 to the consolidated financial statements

13.      Inapplicable.

16.      Inapplicable.

18.      Inapplicable.

21.      Subsidiaries of the Registrant, filed herein.

22.      Inapplicable.

23.      Consent of Independent Certified Public Accountants, filed herein.

24.      Inapplicable.

99.1 Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein.

99.2 Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein.