Form 10QSB
period 2003-03-31
PGI INC
filed 2003-05-15
CIK 81157

                       PGI INCORPORATED AND SUBSIDIARIES

                    U.S SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10 - QSB

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended    March 31, 2003
                                                 -----------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        -----------------    -----------------
         Commission File Number            1-6471
                                ----------------------------------------------

         PGI INCORPORATED
         ---------------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)

                    FLORIDA                            59-0867335
         -----------------------------    ------------------------------------
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 12, 2003 there were 5,317,758 shares of the Registrant's common stock outstanding.

         Transitional Small Business Disclosure Format (Check one):

                  Yes                 No    X
                     ---------          ---------

                              PGI INCORPORATED AND SUBSIDIARIES

                                        Form 10 - QSB
                             For the Quarter Ended March 31, 2003
                                      Table of Contents
                                      -----------------

                                                                                Form 10 - QSB
                                                                                  Page No.
                                                                                -------------
PART I             Financial Information

          Item 1   Financial Statements
                   Consolidated Statements of Financial Position
                        March 31, 2003 and December 31, 2002                           3

                   Consolidated Statements of Operations
                        Three Months Ended March 31, 2003 and 2002                     4

                   Condensed Consolidated Statements of Cash Flows
                        Three Months Ended March 31, 2003 and 2002                     5

                   Notes to Consolidated Financial Statements for
                        Form 10 - QSB                                                6 - 11

          Item 2   Management's Discussion and Analysis of
                        Financial Condition and Results of Operations               12 - 15

          Item 3   Controls and Procedures                                            15


PART II            Other Information

          Item 1   Legal Proceedings                                                  16

          Item 2   Changes in Securities                                              16

          Item 3   Defaults Upon Senior Securities                                    16

          Item 4   Submission of Matters to a Vote of Security Holders                16

          Item 5   Other Information                                                  16

          Item 6   Exhibits and Reports on Form 8 - K                                 16

SIGNATURES                                                                            18

CERTIFICATIONS                                                                      19 - 20

EXHIBIT INDEX                                                                         21

                              PGI INCORPORATED AND SUBSIDIARIES

Part I             Financial Information
         Item 1    Financial Statements

                        CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                      ($ in thousands)
                                                              March 31,         December 31,
                                                                2003                2002
                                                                ----                ----
                                                             (Unaudited)
ASSETS
     Cash and cash equivalents                                 $     61           $     93
     Restricted cash                                                  1                  1
     Receivables                                                    598                580
     Land and improvement inventories                               716                718
     Other assets                                                   166                160
                                                               --------           --------
                                                               $  1,542           $  1,552
                                                               ========           ========

LIABILITIES
     Accounts payable & accrued expenses                       $     87           $     56
     Accrued real estate taxes                                      433                436
     Accrued interest:
         Primary Lender                                              56                 40
         Debentures                                              17,654             17,098
         Other                                                    2,106              2,087
Credit Agreements -
         Primary lender                                             700                700
         Notes payable                                            1,198              1,198
     Subordinated debentures payable                              9,059              9,059
     Convertible debentures payable                               1,500              1,500
                                                               --------           --------
                                                               $ 32,793           $ 32,174
                                                               --------           --------

STOCKHOLDERS' DEFICIENCY
     Preferred stock, par value $1.00 per share;
         authorized 5,000,000 shares; 2,000,000
         Class A cumulative convertible shares issued
         and outstanding; (liquidation preference of
         $8,000,000 and cumulative dividends)                     2,000              2,000
     Common stock, par value $.10 per share;
         authorized  25,000,000 shares; 5,317,758
         shares issued and outstanding                              532                532
     Paid in capital                                             13,498             13,498
     Accumulated deficit                                        (47,281)           (46,652)
                                                               --------           --------
                                                                (31,251)           (30,622)
                                                               --------           --------
                                                               $  1,542           $  1,552
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

                      PGI INCORPORATED AND SUBSIDIARIES

Part I             Financial Information (Continued)

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   ($ in thousands, except per share data)
                                 (Unaudited)

                                                    Three Months Ended
                                                    ------------------
                                                 March 31,       March 31,
                                                   2003            2002
                                                   ----            ----
REVENUES
     Real Estate Sales                            $  21           $   -
     Interest Income                                 12               9
     Other Income                                     1              10
                                                  -----           -----
                                                     34              19
                                                  -----           -----

COSTS AND EXPENSES
     Cost of Real Estate Sales                    $   5           $   -
     Interest                                       591             544
     Taxes & Assessments                             12              24
     Consulting & Accounting                         10              10
     Legal & Professional                            31              11
     General & Administrative                        14               9
                                                  -----           -----
                                                    663             598
                                                  -----           -----
NET (LOSS)                                        $(629)          $(579)
                                                  =====           =====

NET (LOSS) PER SHARE (*)                          $(.15)          $(.14)
                                                  =====           =====


* Considers the effect of cumulative preferred dividends in arrears for the three months ended March 31, 2003 and 2002.




See accompanying notes to consolidated financial statements for Form 10 - QSB

                           PGI INCORPORATED AND SUBSIDIARIES

Part I             Financial Information (Continued)

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    ($ in thousands)
                                      (Unaudited)

                                                                 Three Months Ended
                                                                 ------------------
                                                              March 31,       March 31,
                                                                2003            2002
                                                                ----            ----
Net cash (used in) operating activities                        $ (27)          $ (39)
                                                               -----           -----

Cash flows from investing activities:
     Investment in notes receivable                                -            (180)
     Purchases of inventory and deferred expenditures             (6)              -
     Proceeds from notes receivables                               1               1
                                                               -----           -----
     Net cash (used in) investing activities                      (5)           (179)
                                                               -----           -----


Net (decrease) in cash                                           (32)           (218)

Cash at beginning of period                                       93             234
                                                               -----           -----

Cash at end of period                                          $  61           $  16
                                                               =====           =====


See accompanying notes to consolidated financial statements for Form 10 - QSB

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (Unaudited)

(1)      Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10 - QSB and therefore do not include all disclosures necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The Company's independent accountants included an explanatory paragraph regarding the Company's ability to continue as a going concern in their opinion on the Company's consolidated financial statements for the year ended December 31, 2002.

         The consolidated balance sheet as of December 31, 2002 has been derived from the audited consolidated balance sheet as of that date.

         The Company remains in default under the indentures governing its unsecured subordinated and convertible debentures and in default of its primary debt obligations. (See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 9, 10, 11, and 16 to the Company's consolidated financial statements for the year ended December 31, 2002, as contained in the Company's Annual Report on Form 10 - KSB).

         All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the three months ended March 31, 2003 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2003 or any other interim period.

 (2)     Per Share Data

         Basic per share amounts are computed by dividing net income (loss), after considering cumulative dividends in arrears on the Company's preferred stock, by the average number of common shares and common stock equivalents outstanding. For this purpose, the Company's cumulative convertible preferred stock and collateralized convertible debentures are not deemed to be common stock equivalents. The average number of common shares outstanding for the three months ended March 31, 2003 and 2002 was 5,317,758.

         Diluted per share amounts are computed by dividing net income
         (loss) by the average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures into shares of common stock. For the three months ended March 31, 2003 and 2002, the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

         The following is a summary of the calculations used in computing basic and diluted (loss) per share for the three months ended March 31, 2003 and 2002.

                                                           Three Months Ended
                                                           ------------------
                                                      March 31,          March 31,
                                                        2003               2002
                                                        ----               ----
         Net (Loss)                                  $(629,000)         $(579,000)
         Preferred Dividends                          (160,000)          (160,000)
                                                     ---------          ---------
         (Loss) Available to
            Common Shareholders                      $(789,000)         $(739,000)
                                                     =========          =========

         Weighted Average Number of Shares
            Outstanding                              5,317,758          5,317,758
         Basic and Diluted (Loss) Per
            Share                                    $    (.15)         $    (.14)

(3)      Statement of Cash Flows

         The Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows", which requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. No interest was paid for the three months ended March 31, 2003. Interest paid for the three months ended March 31, 2002 was $17,000.

(4)      Restricted Cash

         Restricted cash includes restricted proceeds held by the primary lender as collateral for debt repayment.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

(5)      Receivables
         Net receivables consisted of:

                                                           March 31,    December 31,
                                                             2003           2002
                                                             ----           ----
                                                               ($ in thousands)
         Contracts receivable on homesite sales             $  69          $  71
         Other receivable on homesite sales                     8              -
         Less: Allowance for cancellations                    (69)           (71)
                                                            -----          -----
         Net receivables on real estate sales                   8              -
         Other notes receivable - trade                         3              4
         Other notes receivable - related party               540            540
         Other interest receivable                             47             36
                                                            -----          -----
                                                            $ 598          $ 580
                                                            =====          =====

(6)      Land and Improvements
         Land and improvement inventories consisted of:

                                                           March 31,    December 31,
                                                             2003           2002
                                                             ----           ----
                                                               ($ in thousands)
         Unimproved land                                    $ 613          $ 613
         Fully improved land                                  103            105
                                                            -----          -----
                                                            $ 716          $ 718
                                                            =====          =====

(7)      Property and Equipment
         Property and Equipment consisted of:

                                                           March 31,    December 31,
                                                             2003           2002
                                                             ----           ----
                                                               ($ in thousands)
         Furniture, fixtures and other equipment            $  31          $  31
         Less: Accumulated depreciation                       (31)           (31)
                                                            -----          -----
                                                            $   -          $   -
                                                            =====          =====

(8)      Other Assets
         Other assets consisted of:

                                                           March 31,    December 31,
                                                             2003           2002
                                                             ----           ----
                                                               ($ in thousands)
         Deposit with Trustee of 6-1/2% debentures          $ 160          $ 160
         Other                                                  6              -
                                                            -----          -----
                                                            $ 166          $ 160
                                                            =====          =====

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

(9)      Accounts Payable and Accrued Expenses
         Accounts payable and accrued expenses consisted of:

                                                             March 31,     December 31,
                                                               2003            2002
                                                               ----            ----
                                                                 ($ in thousands)
         Accounts payable                                     $   30          $   27
         Accrued audit & professional                             31              23
         Accrued consulting fees                                   6               5
         Accrued insurance                                         -               1
         Accrued legal                                            20               -
                                                              ------          ------
                                                              $   87          $   56
                                                              ======          ======

         Accrued Real Estate Taxes consisted of:

         Current real estate taxes                            $   21          $   17
         Delinquent real estate taxes                            412             419
                                                              ------          ------
                                                              $  433          $  436
                                                              ======          ======

 (10) Primary Lender Credit Agreements, Notes Payable, Subordinated and Convertible Debentures Payable
         Credit agreements with the Company's primary lender and notes payable consisted of the following:

                                                             March 31,     December 31,
                                                               2003            2002
                                                               ----            ----
                                                                 ($ in thousands)
         Credit agreements - primary lender:
            (maturing July 8, 1997, bearing interest
            at prime plus 5%)                                 $  700          $  700
         Notes payable - $1,176,000
            bearing interest at prime plus 2%                  1,198           1,198
                                                              ------          ------
                                                              $1,898          $1,898
                                                              ------          ------
         Subordinated debentures payable:

            At 6-1/2% interest; due June 1991                  1,034           1,034
            At 6% interest; due May 1, 1992                    8,025           8,025
                                                              ------          ------
                                                              $9,059          $9,059
                                                              ------          ------

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
                                                           =======           =======

(11)     Real Estate Sales and Other Income
         Real Estate Sales and Cost of Sales for the three months ended March 31, 2003 and 2002 were as follows:

                                                  Three Months Ended
                                                  ------------------
                                               March 31,      March 31,
                                                 2003           2002
                                                 ----           ----
                                                   ($ in thousands)
         Real Estate Sales                       $ 21           $  -
         Cost of Sales                              5              -

         Other income for the three months ended March 31, 2003 and 2002 was $1,000 and $10,000 respectively. The other income mainly consists of recoveries of contracts receivable which have been fully provided for.

(12)     Income Taxes

         At December 31, 2002, the Company had an operating loss carryforward of approximately $30,000,000 to reduce future taxable income. These operating losses expire at various dates through 2022.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

         The following summarizes the temporary differences of the Company at December 31, 2002 at the current statutory rate:

                                                                               ($ in thousands)
         Deferred tax asset:
           Net operating loss carryforward                                         $ 11,980
           Adjustments to reduce land to net realizable value                            12
           Expenses capitalized under IRC 263(a)                                         56
           Valuation allowance                                                      (11,876)
                                                                                   --------
                                                                                        172

         Deferred tax liability:
           Basis difference of land and improvement inventories                         172
                                                                                   --------
         Net deferred tax asset                                                    $      -
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

         Presently, the Company's remaining inventory primarily consists of 370 acres located in Hernando County, Florida. In addition, the Company has been actively pursuing collection on delinquent contract receivables from homesite sales. The Company owns approximately 40 lots, mostly located in Citrus County, Florida which are listed for sale.

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

Results of Operations

         Revenues for the first three months of 2003 increased by $15,000 to $34,000 from $19,000 for the comparable 2002 period reflecting additional real estate sales revenue in the current year. A net loss of $629,000 was incurred for the first three months of 2003 compared to a net loss of $579,000 for the first three months of 2002. Expenses for the three months increased by $65,000 reflecting increases in cost of real estate sales, interest expense and legal and professional. After consideration of cumulative preferred dividends in arrears, totaling $160,000 for each of the three months ended March 31, 2003 and 2002 ($.05 per share of common stock), net (loss) per share of $(.15) and $(.14) respectively, was reported for the three month periods ended March 31, 2003 and 2002.

         Real Estate Sales and Cost of Sales consisted of:

                                         Three Months Ended
                                         ------------------
                                      March 31,       March 31,
                                        2003            2002
                                        ----            ----
                                          ($ in thousands)
         Real Estate Sales             $ 21             $  -
         Cost of Sales                    5                -

Other income for the three months ended March 31, 2003 and 2002 was $1,000 and $10,000 respectively. The other income mainly consists of recoveries of contracts receivable which have been fully provided for.

                      PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         As of March 31, 2003, the Company remained in default of its primary lender indebtedness with PGIP, LLC, ("PGIP"). PGIP holds restricted funds of the Company pursuant to an escrow agreement whereby funds may be disbursed (i) as requested by PGI and agreed to by PGIP, or (ii) as deemed necessary and appropriate by PGIP, in either case, to protect PGIP's interest in the Retained Acreage (as hereinafter defined), including PGIP's right to receive principal and interest under the note agreement securing the remaining indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company. The restricted escrow held by the primary lender was $1,000 at March 31, 2003 and December 31, 2002. The Company utilized $239,000 of the restricted escrow in April, 2002 to invest in a short term note with an affiliate of L-PGI, the Company's preferred shareholder, Love Investment Company. The real estate owned by the Company that has not been sold, totaling approximately 370 acres (the "Retained Acreage") remains subject to the primary lender indebtedness.

         Contracts receivable on homesite sales and related receivables are fully provided for cancellation at March 31, 2003 and December 31, 2002. The Company has been actively pursuing collection on the delinquent contract receivables. An assessment is made for each contract receivable as to the economic benefit of reacquisition of the lot considering the cost of foreclosure, delinquent taxes and association fees due, and estimated current sale value of the lot. For those contract receivables with an anticipated economic benefit, foreclosure action is begun in the absence of payment or receipt of a quit claim deed of the property back to the Company.

         Cash used in operating activities for the three months ended March 31, 2003 was $27,000 compared to cash used of $39,000 for the comparable 2002 period. Net cash used in investing activities in 2003 included purchases of inventory and deferred expenditures of $6,000 less $1,000 in proceeds from notes receivables. Net cash used in investing activities in 2002 included a $180,000 investment in a short-term note with an affiliate of L-PGI, the Company's preferred shareholder, Love Investment Company.

                      PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Analysis of Financial Condition

         Assets decreased at March 31, 2003 compared to assets at December 31, 2002, reflecting the following changes:

                                                     March 31,       December 31,       Increase
                                                       2003              2002          (Decrease)
                                                       ----              ----          ----------
                                                                   ($ in thousands)
         Cash and cash equivalents                    $    61          $    93          $   (32)
         Restricted cash                                    1                1                -
         Receivables                                      598              580               18
         Land and improvement inventories                 716              718               (2)
         Other assets                                     166              160                6
                                                      -------          -------          -------
                                                      $ 1,542          $ 1,552          $   (10)
                                                      =======          =======          =======

         Liabilities were approximately $32.8 million at March 31, 2003 compared to approximately $32.2 million at December 31, 2002 reflecting the following changes:

                                                     March 31,       December 31,       Increase
                                                       2003              2002          (Decrease)
                                                       ----              ----          ----------
                                                                   ($ in thousands)
         Accounts payable & accrued expenses          $    87          $    56          $    31
         Accrued real estate taxes                        433              436               (3)
         Accrued interest                              19,816           19,225              591
         Credit agreements - primary lender               700              700                -
         Notes                                          1,198            1,198                -
         Convertible subordinated
            debentures payable                          9,059            9,059                -
         Convertible debentures payable                 1,500            1,500                -
                                                      -------          -------          -------
                                                      $32,793          $32,174          $   619
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

                      PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         The Company remains in default of the entire principal plus interest on its subordinated debentures. The amounts due are as indicated in the following table:

                                                                    March 31, 2003
                                                                    --------------
                                                               Principal        Unpaid
                                                              Amount Due       Interest
                                                              ----------       --------
                                                                  ($ in thousands)
         Subordinated debentures due
                   June 1, 1991                                 $1,034          $  915
         Subordinated debentures due
                   May 1, 1992                                   8,025           8,541
                                                                ------           -----
                                                                $9,059          $9,456
                                                                ======          ======

         The Company does not have funds available to make any payments of either principal or interest on the above debentures.

Item 3   Controls and Procedures

         Within ninety days prior to the filing of this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

Item 4   Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5   Other Information

         In an effort to reduce the number of shareholders of record of its Common Stock to less than 500, the Board of Directors of the Company has endorsed the tender offer by PGIP, LLC, an affiliate of the Company, to purchase shares of the Company's Common Stock held by shareholders who hold 99 or fewer shares of such Common Stock at a purchase price of $.50 per share. If, as a result of this tender offer, there are less than 500 shareholders of record of the Common Stock, then the Company intends to file a Form 15 with the Securities and Exchange Commission to deregister the Common Stock form registration with the Securities and Exchange Commission under Sections 12(g) and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Concurrently, the Company also intends to file a Form 15 with the Securities and Exchange Commission to deregister its 6% Convertible Subordinated Debentures form registration with the Securities and Exchange Commission under Sections 12(g) and 15(d) of the Exchange Act. The tender offer is scheduled to expire on June 12, 2003.

Item 6   Exhibits and Reports on Form 8 - K

         (a) Exhibits - reference is made to the Exhibit Index hereof for a list of exhibits filed under this Item.

         (b) No report on Form 8 - K was filed during the quarter ended March 31, 2003.

                      PGI INCORPORATED AND SUBSIDIARIES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PGI INCORPORATED
                              ----------------
                                (Registrant)

Date:   May 15, 2003                         /s/ Laurence A. Schiffer
     ------------------                      ------------------------
                                             Laurence A. Schiffer
                                             President

                                CERTIFICATION
                                -------------

I, Laurence A. Schiffer, certify that;

1. I have reviewed this quarterly report on Form 10-QSB of PGI, Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Laurence A. Schiffer       Laurence A. Schiffer              May 15, 2003
------------------------       Principal Executive Officer

                                CERTIFICATION
                                -------------

I, Laurence A. Schiffer, certify that;

1. I have reviewed this quarterly report on Form 10-QSB of PGI, Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Laurence A. Schiffer      Laurence A. Schiffer              May 15, 2003
------------------------      Principal Financial Officer

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

15       Inapplicable.

18.      Inapplicable.

19.      Inapplicable.

22.      Inapplicable.

23.      Inapplicable.

24.      Inapplicable.

99.1 Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herein on page 22.

99.2 Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herein on page 23.