Form 10QSB
period 2003-06-30
PGI INC
filed 2003-08-14
CIK 81157

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10 - QSB

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended    June 30, 2003
                                                 -------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        -----------------  ------------------
         Commission File Number     1-6471
                                -------------

         PGI INCORPORATED
         ----------------
         (Exact name of small business issuer as specified in its charter)

                            FLORIDA                                       59-0867335
         ----------------------------------------------   ----------------------------------------
         (State or other jurisdiction of incorporation)     (I.R.S. Employer Identification No.)

         212 SOUTH CENTRAL, SUITE 100, ST. LOUIS, MISSOURI  63105
         --------------------------------------------------------
         (Address of principal executive offices)

         (314) 512-8650
         --------------
         (Issuer's telephone number)


         (Former Name, Former Address and Former Fiscal year, if changed since last report)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 12, 2003 there were 5,317,758 shares of the Registrant's common stock outstanding.

         Transitional Small Business Disclosure Format (Check one):

                  Yes             No  X
                     -----          -----

                              PGI INCORPORATED AND SUBSIDIARIES

                                         Form 10 - QSB
                             For the Quarter Ended June 30, 2003
                                       Table of Contents
                                       -----------------
                                                                               Form 10 - QSB
                                                                                  Page No.
                                                                               -------------
PART I              Financial Information

         Item 1     Financial Statements
                    Consolidated Statements of Financial Position
                         June 30, 2003 and December 31, 2002                          3

                    Consolidated Statements of Operations
                         Three and Six Months Ended June 30, 2003 and 2002            4

                    Condensed Consolidated Statements of Cash Flows
                           Six Months Ended June 30, 2003 and 2002                    5

                    Notes to Consolidated Financial Statements for
                         Form 10 - QSB                                              6 - 11

         Item 2     Management's Discussion and Analysis of
                         Financial Condition and Results of Operations             12 - 15

         Item 3     Controls and Procedures                                          15


PART II             Other Information

         Item 1     Legal Proceedings                                                16

         Item 2     Changes in Securities                                            16

         Item 3     Defaults Upon Senior Securities                                  16

         Item 4     Submission of Matters to a Vote of Security Holders              16

         Item 5     Other Information                                                16

         Item 6     Exhibits and Reports on Form 8 - K                               16

SIGNATURES                                                                           17

EXHIBIT INDEX                                                                        18

                      PGI INCORPORATED AND SUBSIDIARIES

Part I             Financial Information
         Item 1    Financial Statements

                               CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                              ($ in thousands)
                                                                    June 30,                   December 31,
                                                                      2003                         2002
                                                                      ----                         ----
                                                                   (Unaudited)
ASSETS
     Cash and cash equivalents                                      $    256                     $     93
     Restricted cash                                                       1                            1
     Receivables                                                         343                          580
     Land and improvement inventories                                    709                          718
     Other assets                                                        167                          160
                                                                    --------                     --------
                                                                    $  1,476                     $  1,552
                                                                    ========                     ========

LIABILITIES
     Accounts payable & accrued expenses                            $     83                     $     56
     Accrued real estate taxes                                           434                          436
     Accrued interest:
         Primary Lender                                                    5                           40
         Debentures                                                   18,224                       17,098
         Other                                                         2,124                        2,087
Credit Agreements -
         Primary lender                                                  700                          700
         Notes payable                                                 1,198                        1,198
     Subordinated debentures payable                                   9,059                        9,059
     Convertible debentures payable                                    1,500                        1,500
                                                                    --------                     --------
                                                                    $ 33,327                     $ 32,174
                                                                    --------                     --------

STOCKHOLDERS' DEFICIENCY
     Preferred stock, par value $1.00 per share;
       authorized 5,000,000 shares; 2,000,000
       Class A cumulative convertible shares issued
       and outstanding; (liquidation preference of
       $8,000,000 and cumulative dividends)                            2,000                        2,000
     Common stock, par value $.10 per share;
       authorized  25,000,000 shares; 5,317,758
       shares issued and outstanding                                     532                          532
     Paid in capital                                                  13,498                       13,498
     Accumulated deficit                                             (47,881)                     (46,652)
                                                                    --------                     --------
                                                                     (31,851)                     (30,622)
                                                                    --------                     --------
                                                                    $  1,476                     $  1,552
                                                                    ========                     ========

See accompanying notes to consolidated financial statements for Form 10 - QSB.

                      PGI INCORPORATED AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                 ($ in thousands, except per share data)
                                                (Unaudited)

                                               Three Months Ended                   Six Months Ended
                                               ------------------                   ----------------
                                            June 30,          June 30,          June 30,         June 30,
                                              2003              2002              2003             2002
                                              ----              ----              ----             ----

REVENUES
     Real Estate Sales                      $    66           $   238           $    87          $   238
     Interest Income                             10                14                22               23
     Other Income                                 3                 6                 4               16
                                            -------           -------           -------          -------
                                                 79               258               113              277
                                            -------           -------           -------          -------

COSTS AND EXPENSES
     Cost of Real Estate Sales              $    15           $    65           $    20          $    65
     Interest                                   604               556             1,195            1,100
     Taxes & Assessments                          9                13                21               37
     Consulting & Accounting                     10                10                20               20
     Legal & Professional                        22                 4                53               15
     General & Administrative                    19                22                33               31
                                            -------           -------           -------          -------
                                                679               670             1,342            1,268
                                            -------           -------           -------          -------
NET (LOSS)                                  $  (600)          $  (412)          $(1,229)         $  (991)
                                            =======           =======           =======          =======


NET (LOSS) PER SHARE (*)                    $  (.14)          $  (.11)          $  (.29)         $  (.25)
                                            =======           =======           =======          =======

* Considers the effect of cumulative preferred dividends in arrears for the three and six months ended June 30, 2003 and 2002.


See accompanying notes to consolidated financial statements for Form 10 - QSB

                      PGI INCORPORATED AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        ($ in thousands)
                                          (Unaudited)

                                                                           Six Months Ended
                                                                           ----------------
                                                                     June 30,             June 30,
                                                                       2003                 2002
                                                                       ----                 ----

Net cash provided by (used in) operating activities                  $   (35)              $  109
                                                                     -------               ------

Cash flows from investing activities:
     Investment in notes receivable                                        -                 (440)
     Purchases of inventory and deferred expenditures                     (6)                   -
     Proceeds from release of restricted cash                              -                  242
     Proceeds from notes receivables                                     204                    3
                                                                     -------               ------
     Net cash provided by (used in) investing activities                 198                 (195)
                                                                     -------               ------


Net increase (decrease) in cash                                          163                  (86)

Cash at beginning of period                                               93                  234
                                                                     -------               ------

Cash at end of period                                                $   256               $  148
                                                                     =======               ======


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

         All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the three and six months ended June 30, 2003 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2003 or any other interim period.

(2)      Per Share Data

         Basic per share amounts are computed by dividing net income (loss), after considering cumulative dividends in arrears on the Company's preferred stock, by the average number of common shares and common stock equivalents outstanding. For this purpose, the Company's cumulative convertible preferred stock and collateralized convertible debentures are not deemed to be common stock equivalents. The average number of common shares outstanding for the six months ended June 30, 2003 and 2002 was 5,317,758.

         Diluted per share amounts are computed by dividing net income
         (loss) by the average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures into shares of common stock. For the six months ended June 30, 2003 and 2002, the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

         The following is a summary of the calculations used in computing basic and diluted (loss) per share for the three and six months ended June 30, 2003 and 2002.

                                                            Three Months Ended                 Six Months Ended
                                                            ------------------                 ----------------
                                                         June 30,        June 30,          June 30,          June 30,
                                                           2003            2002              2003              2002
                                                           ----            ----              ----              ----

         Net (Loss)                                     $ (600,000)     $ (412,000)      $(1,229,000)      $  (991,000)
         Preferred Dividends                              (160,000)       (160,000)         (320,000)         (320,000)
                                                        ----------      ----------       -----------       -----------
         (Loss) Available to
           Common Shareholders                          $ (760,000)     $ (572,000)      $(1,549,000)      $(1,311,000)
                                                        ==========      ==========       ===========       ===========

         Weighted Average Number of Shares
           Outstanding                                   5,317,758       5,317,758         5,317,758         5,317,758
         Basic and Diluted (Loss) Per
           Share                                        $     (.14)     $     (.11)      $      (.29)      $      (.25)

(3)      Statement of Cash Flows

         The Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows", which requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. Interest paid for the six months ended June 30, 2003 and 2002 was $67,000 and $17,000 respectively.

(4)      Restricted Cash

         Restricted cash includes restricted proceeds held by the primary lender as collateral for debt repayment.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

(5)      Receivables
         Net receivables consisted of:

                                                            June 30,                  December 31,
                                                              2003                        2002
                                                              ----                        ----
                                                                     ($ in thousands)
         Contracts receivable on homesite sales               $ 67                        $ 71
         Less:  Allowance for cancellations                    (67)                        (71)
                                                              ----                        ----
         Net receivables on real estate sales                    -                           -
         Other notes receivable - trade                          -                           4
         Other notes receivable - related party                340                         540
         Other interest receivable                               3                          36
                                                              ----                        ----
                                                              $343                        $580
                                                              ====                        ====

(6)      Land and Improvements
         Land and improvement inventories consisted of:

                                                            June 30,                  December 31,
                                                              2003                        2002
                                                              ----                        ----
                                                                     ($ in thousands)

         Unimproved land                                      $613                        $613
         Fully improved land                                    96                         105
                                                              ----                        ----
                                                              $709                        $718
                                                              ====                        ====

(7)      Property and Equipment
         Property and Equipment consisted of:

                                                            June 30,                  December 31,
                                                              2003                        2002
                                                              ----                        ----
                                                                     ($ in thousands)

         Furniture, fixtures and other equipment              $ 31                        $ 31
         Less:  Accumulated depreciation                       (31)                        (31)
                                                              ----                        ----
                                                              $  -                        $  -
                                                              ====                        ====

(8)      Other Assets Other assets consisted of:

                                                            June 30,                  December 31,
                                                              2003                        2002
                                                              ----                        ----
                                                                     ($ in thousands)

         Deposit with Trustee of 6-1/2% debentures            $160                        $160
         Other                                                   7                           -
                                                              ----                        ----
                                                              $167                        $160
                                                              ====                        ====

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

(9)      Accounts Payable and Accrued Expenses
         Accounts payable and accrued expenses consisted of:

                                                            June 30,                  December 31,
                                                              2003                        2002
                                                              ----                        ----
                                                                     ($ in thousands)

         Accounts payable                                     $ 40                        $ 27
         Accrued audit & professional                           15                          23
         Accrued consulting fees                                 8                           5
         Accrued insurance                                       -                           1
         Accrued legal                                          20                           -
                                                              ----                        ----
                                                              $ 83                        $ 56
                                                              ====                        ====

         Accrued Real Estate Taxes consisted of:

         Current real estate taxes                            $  8                        $ 17
         Delinquent real estate taxes                          426                         419
                                                              ----                        ----
                                                              $434                        $436
                                                              ====                        ====

(10) Primary Lender Credit Agreements, Notes Payable, Subordinated and Convertible Debentures Payable
         Credit agreements with the Company's primary lender and notes payable consisted of the following:

                                                            June 30,                  December 31,
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
                                                           =======             =======

(11)     Real Estate Sales and Other Income
         Real Estate Sales and Cost of Sales for the three and six months ended June 30, 2003 and 2002 were as follows:

                                                    Three Months Ended             Six Months Ended
                                                    ------------------             ----------------
                                                  June 30,       June 30,       June 30,       June 30,
                                                    2003           2002           2003           2002
                                                    ----           ----           ----           ----
                                                     ($ in thousands)              ($ in thousands)

         Real Estate Sales                          $66            $238           $87            $238
         Cost of Sales                               15              65            20              65

         Other income for the six months ended June 30, 2003 and 2002 was $4,000 and $16,000 respectively. The other income mainly consists of recoveries of contracts receivable which have been fully provided for.

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

Results of Operations

         Revenues for the first six months of 2003 decreased by $164,000 to $113,000 from $277,000 for the comparable 2002 period reflecting less real estate sales revenue in the current year. A net loss of $1,229,000 was incurred for the first six months of 2003 compared to a net loss of $991,000 for the first six months of 2002. Expenses for the six months increased by $74,000 reflecting increases in interest expense, legal and professional, and general and administrative expense. After consideration of cumulative preferred dividends in arrears, totaling $320,000 for each of the six months ended June 30, 2003 and 2002 ($.10 per share of common stock), net (loss) per share of $(.29) and $(.25) respectively, was reported for the six month periods ended June 30, 2003 and 2002.

         Real Estate Sales and Cost of Sales consisted of:

                                                   Three Months Ended         Six Months Ended
                                                  June 30,    June 30,       June 30,   June 30,
                                                    2003        2002           2003       2002
                                                    ----        ----           ----       ----
                                                    ($ in thousands)           ($ in thousands)

         Real Estate Sales                          $66         $238           $ 87       $238
         Cost of Sales                               15           65             20         65

Other income for the six months ended June 30, 2003 and 2002 was $4,000 and $16,000 respectively. The other income mainly consists of recoveries of contracts receivable which have been fully provided for.

                      PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         As of June 30, 2003, the Company remained in default of its primary lender indebtedness with PGIP, LLC, ("PGIP"). PGIP holds restricted funds of the Company pursuant to an escrow agreement whereby funds may be disbursed
(i) as requested by PGI and agreed to by PGIP, or (ii) as deemed necessary and appropriate by PGIP, in either case, to protect PGIP's interest in the Retained Acreage (as hereinafter defined), including PGIP's right to receive principal and interest under the note agreement securing the remaining indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company. The restricted escrow held by the primary lender was $1,000 at June 30, 2003 and December 31, 2002. The Company utilized $239,000 of the restricted escrow in April, 2002 to invest in a short term note with an affiliate of L-PGI, the Company's preferred shareholder, Love Investment Company. The real estate owned by the Company that has not been sold, totaling approximately 370 acres (the "Retained Acreage") remains subject to the primary lender indebtedness.

         Contracts receivable on homesite sales and related receivables are fully provided for cancellation at June 30, 2003 and December 31, 2002. The Company has been actively pursuing collection on the delinquent contract receivables. An assessment is made for each contract receivable as to the economic benefit of reacquisition of the lot considering the cost of foreclosure, delinquent taxes and association fees due, and estimated current sale value of the lot. For those contract receivables with an anticipated economic benefit, foreclosure action is begun in the absence of payment or receipt of a quit claim deed of the property back to the Company.

         Cash used in operating activities for the six months ended June 30, 2003 was $35,000 compared to cash provided of $109,000 for the comparable 2002 period. Net cash provided by investing activities in 2003 included proceeds from notes receivable of $204,000 less $6,000 in purchases of inventory and deferred expenditures. Net cash used in investing activities in 2002 included a $440,000 investment in a short-term note with an affiliate of L-PGI, the Company's preferred shareholder, Love Investment Company, less $242,000 in proceeds from the release of restricted cash.

                      PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Analysis of Financial Condition

         Assets decreased at June 30, 2003 compared to assets at December 31, 2002, reflecting the following changes:

                                             June 30,    December 31,  Increase
                                               2003         2002      (Decrease)
                                               ----         ----      ----------
                                                      ($ in thousands)

         Cash and cash equivalents            $  256       $   93       $ 163
         Restricted cash                           1            1           -
         Receivables                             343          580        (237)
         Land and improvement inventories        709          718          (9)
         Other assets                            167          160           7
                                              ------       ------       -----
                                              $1,476       $1,552       $ (76)
                                              ======       ======       =====

         Liabilities were approximately $33.3 million at June 30, 2003 compared to approximately $32.2 million at December 31, 2002 reflecting the following changes:

                                               June 30,    December 31,  Increase
                                                 2003         2002      (Decrease)
                                                 ----         ----      ----------
                                                        ($ in thousands)

         Accounts payable & accrued expenses   $    83      $    56      $   27
         Accrued real estate taxes                 434          436          (2)
         Accrued interest                       20,353       19,225       1,128
         Credit agreements - primary lender        700          700           -
         Notes                                   1,198        1,198           -
         Convertible subordinated
            debentures payable                   9,059        9,059           -
         Convertible debentures payable          1,500        1,500           -
                                               -------      -------      ------
                                               $33,327      $32,174      $1,153
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

                      PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         The Company remains in default of the entire principal plus interest on its subordinated debentures. The amounts due are as indicated in the following table:

                                                     June 30, 2003
                                                     -------------
                                                Principal        Unpaid
                                               Amount Due       Interest
                                               ----------       --------
                                                     ($ in thousands)
         Subordinated debentures due
                   June 1, 1991                  $1,034          $  933
         Subordinated debentures due
                   May 1, 1992                    8,025           8,754
                                                 ------          ------
                                                 $9,059          $9,687
                                                 ======          ======

         The Company does not have funds available to make any payments of either principal or interest on the above debentures.

Item 3  Controls and Procedures

         We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2003. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2003, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                      PGI INCORPORATED AND SUBSIDIARIES

PART II  Other Information

Item 1   Legal Proceedings

         In 1994, the Citrus County Tax Assessor denied agricultural exemption status for the undeveloped Sugarmill Woods property and the Company was forced to sue the County to reclaim the tax benefit. In 1995, the Citrus County Tax Assessor again denied agricultural exemption status for the undeveloped Sugarmill Woods property, but was overruled by the Value Adjustment Board. As a result, the Tax Assessor sued Sugarmill Woods, and was again successful in denying the agricultural exemption for the property. The Company won on appeal, but the Tax Assessor appealed to the Supreme Court of Florida to reinstate the exemption. On April 1, 1999, the Supreme Court of Florida issued their opinion in favor of Sugarmill Woods, Inc. On November 9, 1999 the Circuit Court of Citrus County adjudged the agricultural classification applicable to tax years 1994, 1995 and 1996 for exemption. The non interest bearing restricted escrow of $557,000 was released in October 2000 with the confirmation that no further liability exists for tax years 1994, 1995, and 1996. Tax year 1997 remains in dispute on a matter of timely filing of petition for exemption. In June 2002 the District Court of Appeals denied the agricultural exemption for 1997 and the Company has filed a motion for rehearing. The trial court has agreed to conduct an evidentiary hearing on our motion for rehearing which is scheduled on October 3, 2003.

Item 2   Changes in Securities

         Not applicable.

Item 3   Defaults Upon Senior Securities

         See discussion in Item 2 with respect to defaults on the Company's subordinated debentures and collateralized convertible debentures, which discussion is incorporated herein by this reference.

Item 4   Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5   Other Information

         In an effort to reduce the number of shareholders of record of its Common Stock to less than 500, the Board of Directors of the Company had endorsed a tender offer by PGIP, LLC, an affiliate of the Company, to purchase shares of the Company's Common Stock held by shareholders who hold 99 or fewer shares of such Common Stock at a purchase price of $.50 per share. The tender offer expired on June 12, 2003 and the Company was not successful in reducing the number of shareholders of record of the Common Stock to less than 500 with the intention to deregister the Common Stock with the Securities and Exchange Commission.

Item 6   Exhibits and Reports on Form 8 - K

         (a) Exhibits - reference is made to the Exhibit Index hereof for a list of exhibits filed under this Item.

         (b) No report on Form 8 - K was filed during the quarter ended June 30, 2003.

                      PGI INCORPORATED AND SUBSIDIARIES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PGI INCORPORATED
                              ----------------
                                (Registrant)

Date:   August 14, 2003                        /s/ Laurence A Schiffer
     ---------------------                     -------------------------------
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

15.      Inapplicable.

18.      Inapplicable.

19.      Inapplicable.

22.      Inapplicable.

23.      Inapplicable.

24.      Inapplicable.

31.1 Principal Executive Officer certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herein on page 19.

31.2 Principal Financial Officer certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herein on page 20.

32.1 Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herein on page 21.

32.2 Chief Financial Officer certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herein on page 22.