Form 10QSB
period 2003-09-30
PGI INC
filed 2003-11-14
CIK 81157

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10 - QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended   September 30, 2003
                                                 --------------------

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------    --------------------
         Commission File Number       1-6471
                                ------------

         PGI INCORPORATED
         ----------------
         (Exact name of small business issuer as specified in its charter)

                            FLORIDA                                               59-0867335
         ----------------------------------------------             ------------------------------------
         (State or other jurisdiction of incorporation)             (I.R.S. Employer Identification No.)

         212 SOUTH CENTRAL, SUITE 100, ST. LOUIS, MISSOURI  63105
         --------------------------------------------------------
         (Address of principal executive offices)

         (314) 512-8650
         --------------
         (Issuer's telephone number)


         (Former Name, Former Address and Former Fiscal year, if changed since last report)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 12, 2003 there were 5,317,758 shares of the Registrant's common stock outstanding.

         Transitional Small Business Disclosure Format (Check one):

                  Yes            No    X
                     --------       ------

                                              PGI INCORPORATED AND SUBSIDIARIES

                                                        Form 10 - QSB
                                          For the Quarter Ended September 30, 2003
                                                      Table of Contents
                                                      -----------------


                                                                                        Form 10 - QSB
                                                                                           Page No.
                                                                                        -------------
PART I           Financial Information

         Item 1  Financial Statements
                 Consolidated Statements of Financial Position
                      September 30, 2003 and December 31, 2002                                3

                 Consolidated Statements of Operations
                      Three and Nine Months Ended September 30, 2003 and 2002                 4

                 Condensed Consolidated Statements of Cash Flows
                      Nine Months Ended September 30, 2003 and 2002                           5

                 Notes to Consolidated Financial Statements                                 6 - 11

         Item 2  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                        12 - 15

         Item 3  Controls and Procedures                                                      15

PART II          Other Information

         Item 1  Legal Proceedings                                                            16

         Item 2  Changes in Securities                                                        16

         Item 3  Defaults Upon Senior Securities                                              16

         Item 4  Submission of Matters to a Vote of Security Holders                          16

         Item 5  Other Information                                                            16

         Item 6  Exhibits and Reports on Form 8 - K                                           17

SIGNATURES                                                                                    18


EXHIBIT INDEX                                                                                 19

                      PGI INCORPORATED AND SUBSIDIARIES

Part I  Financial Information
         Item 1    Financial Statements

                                    CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                                  ($ in thousands)

                                                                  September 30,           December 31,
                                                                      2003                    2002
                                                                      ----                    ----
                                                                   (Unaudited)
ASSETS
     Cash and cash equivalents                                      $    287                $     93
     Restricted cash                                                       1                       1
     Receivables                                                         350                     580
     Land and improvement inventories                                    690                     718
     Other assets                                                        166                     160
                                                                    --------                --------
                                                                    $  1,494                $  1,552
                                                                    ========                ========

LIABILITIES
     Accounts payable & accrued expenses                            $     67                $     56
     Accrued real estate taxes                                           433                     436
     Deferred credits                                                      3                       -
     Accrued interest:
         Primary Lender                                                    5                      40
         Debentures                                                   18,808                  17,098
         Other                                                         2,142                   2,087
Credit Agreements -
         Primary lender                                                  700                     700
         Notes payable                                                 1,198                   1,198
     Subordinated debentures payable                                   9,059                   9,059
     Convertible debentures payable                                    1,500                   1,500
                                                                    --------                --------
                                                                    $ 33,915                $ 32,174
                                                                    --------                --------

STOCKHOLDERS' DEFICIENCY
     Preferred stock, par value $1.00 per share;
         authorized 5,000,000 shares; 2,000,000
         Class A cumulative convertible shares issued
         and outstanding; (liquidation preference of
         $8,000,000 and cumulative dividends)                          2,000                   2,000
     Common stock, par value $.10 per share;
         authorized 25,000,000 shares; 5,317,758
         shares issued and outstanding                                   532                     532
     Paid in capital                                                  13,498                  13,498
     Accumulated deficit                                             (48,451)                (46,652)
                                                                    --------                --------
                                                                     (32,421)                (30,622)
                                                                    --------                --------
                                                                    $  1,494                $  1,552
                                                                    ========                ========

See accompanying notes to consolidated financial statements.

                      PGI INCORPORATED AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                  ($ in thousands, except per share data)
                                                (Unaudited)

                                            Three Months Ended                      Nine Months Ended
                                            ------------------                      -----------------
                                       September 30,  September 30,         September 30,      September 30,
                                           2003           2002                  2003               2002
                                           ----           ----                  ----               ----
REVENUES
     Real Estate Sales                     $ 113          $   -                $   200            $   238
     Interest Income                           9             13                     31                 36
     Other Income                              5              2                      9                 18
                                           -----          -----                -------            -------
                                             127             15                    240                292
                                           -----          -----                -------            -------

COSTS AND EXPENSES
     Cost of Real Estate Sales             $  31          $   -                $    51            $    65
     Interest                                618            569                  1,813              1,669
     Taxes & Assessments                       6             10                     27                 47
     Consulting & Accounting                  10             10                     30                 30
     Legal & Professional                     16              5                     69                 20
     General & Administrative                 16              9                     49                 40
                                           -----          -----                -------            -------
                                             697            603                  2,039              1,871
                                           -----          -----                -------            -------
NET (LOSS)                                 $(570)         $(588)               $(1,799)           $(1,579)
                                           =====          =====                =======            =======

NET (LOSS) PER SHARE (*)                   $(.14)         $(.14)               $  (.43)           $  (.39)
                                           =====          =====                =======            =======



* Considers the effect of cumulative preferred dividends in arrears for the three and nine months ended September 30, 2003 and 2002.



See accompanying notes to consolidated financial statements.

                      PGI INCORPORATED AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              ($ in thousands)
                                 (Unaudited)

                                                                         Nine Months Ended
                                                                         -----------------
                                                                 September 30,      September 30,
                                                                     2003               2002
                                                                     ----               ----
Net cash provided by (used in) operating activities                  $ (4)              $  90
                                                                     ----               -----

Cash flows from investing activities:
     Investment in notes receivable                                     -                (440)
     Purchases of inventory and deferred expenditures                  (6)                 (6)
     Proceeds from release of restricted cash                           -                 242
     Proceeds from notes receivables                                  204                   4
                                                                     ----               -----
     Net cash provided by (used in) investing activities              198                (200)
                                                                     ----               -----


Net increase (decrease) in cash                                       194                (110)

Cash at beginning of period                                            93                 234
                                                                     ----               -----

Cash at end of period                                                $287               $ 124
                                                                     ====               =====


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

         All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the three and nine months ended September 30, 2003 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2003 or any other interim period.

 (2)     Per Share Data

         Basic per share amounts are computed by dividing net income (loss), after considering cumulative dividends in arrears on the Company's preferred stock, by the average number of common shares and common stock equivalents outstanding. For this purpose, the Company's cumulative convertible preferred stock and collateralized convertible debentures are not deemed to be common stock equivalents. The average number of common shares outstanding for the nine months ended September 30, 2003 and 2002 was 5,317,758.

         Diluted per share amounts are computed by dividing net income
         (loss) by the average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures into shares of common stock. For the nine months ended September 30, 2003 and 2002, the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

         The following is a summary of the calculations used in computing basic and diluted (loss) per share for the three and nine months ended September 30, 2003 and 2002.

                                               Three Months Ended                       Nine Months Ended
                                               ------------------                       -----------------
                                        September 30,       September 30,        September 30,      September 30,
                                            2003                2002                 2003               2002
                                            ----                ----                 ----               ----

         Net (Loss)                      $(570,000)          $(588,000)           $(1,799,000)       $(1,579,000)
         Preferred Dividends              (160,000)           (160,000)              (480,000)          (480,000)
                                         ---------           ---------            -----------        -----------
         (Loss) Available to
            Common Shareholders          $(730,000)          $(748,000)           $(2,279,000)       $(2,059,000)
                                         =========           =========            ===========        ===========

         Weighted Average Number
            of Shares Outstanding        5,317,758           5,317,758              5,317,758          5,317,758
         Basic and Diluted (Loss)
            Per Share                    $    (.14)          $    (.14)             $    (.43)         $    (.39)

(3)      Statement of Cash Flows

         The Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows", which requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. Interest paid for the nine months ended September 30, 2003 and 2002 was $83,000 and $29,000 respectively.

(4)      Restricted Cash

         Restricted cash includes restricted proceeds held by the primary lender as collateral for debt repayment.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

(5)      Receivables
         Net receivables consisted of:

                                                             September 30,                December 31,
                                                                 2003                         2002
                                                                 ----                         ----
                                                                         ($ in thousands)
         Contracts receivable on homesite sales                $    64                       $    71
         Less:  Allowance for cancellations                        (64)                          (71)
                                                               -------                       -------
         Net receivables on real estate sales                        -                             -
         Other notes receivable - trade                              -                             4
         Other notes receivable - related party                    340                           540
         Other interest receivable                                  10                            36
                                                               -------                       -------
                                                               $   350                       $   580
                                                               =======                       =======

(6)      Land and Improvements
         Land and improvement inventories consisted of:

                                                             September 30,                December 31,
                                                                 2003                         2002
                                                                 ----                         ----
                                                                         ($ in thousands)
         Unimproved land                                       $   613                       $   613
         Fully improved land                                        77                           105
                                                               -------                       -------
                                                               $   690                       $   718
                                                               =======                       =======

(7)      Property and Equipment
         Property and equipment consisted of:

                                                             September 30,                December 31,
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
                                                               =======                       =======

(8)      Other Assets
         Other assets consisted of:

                                                             September 30,                December 31,
                                                                 2003                         2002
                                                                 ----                         ----
                                                                         ($ in thousands)
         Deposit with Trustee of 6-1/2% debentures             $   160                       $   160
         Other                                                       6                             -
                                                               -------                       -------
                                                               $   166                       $   160
                                                               =======                       =======

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

(9)      Accounts Payable and Accrued Expenses
         Accounts payable and accrued expenses consisted of:

                                                             September 30,                December 31,
                                                                 2003                         2002
                                                                 ----                         ----
                                                                         ($ in thousands)
         Accounts payable                                      $    22                       $    27
         Accrued audit & professional                               15                            23
         Accrued consulting fees                                     9                             5
         Accrued insurance                                           1                             1
         Accrued legal                                              20                             -
                                                               -------                       -------
                                                               $    67                       $    56
                                                               =======                       =======

         Accrued Real Estate Taxes consisted of:

         Current real estate taxes                             $    11                       $    17
         Delinquent real estate taxes                              422                           419
                                                               -------                       -------
                                                               $   433                       $   436
                                                               =======                       =======

 (10) Primary Lender Credit Agreements, Notes Payable, Subordinated and Convertible Debentures Payable
         Credit agreements with the Company's primary lender and notes payable consisted of the following:

                                                             September 30,                December 31,
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

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

         Collateralized convertible debentures payable:

            At 14% interest; due July 8, 1997,
            convertible into shares of common stock     1,500             1,500
            at $1.72 per share                        -------           -------
                                                      $12,457           $12,457
                                                      =======           =======

(11)     Real Estate Sales and Other Income
         Real Estate Sales and Cost of Sales for the three and nine months ended September 30, 2003 and 2002 were as follows:

                                             Three Months Ended                              Nine Months Ended
                                             ------------------                              -----------------
                                      September 30,         September 30,           September 30,         September 30,
                                          2003                  2002                    2003                  2002
                                          ----                  ----                    ----                  ----
                                               ($ in thousands)                              ($ in thousands)
         Real Estate Sales              $   113                $     -                $   200                $   238
         Cost of Sales                       31                      -                     51                     65

         Other income for the nine months ended September 30, 2003 and 2002 was $9,000 and $18,000 respectively. The other income mainly consists of recoveries of contracts receivable which have been fully provided for.

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

Results of Operations

         Revenues for the first nine months of 2003 decreased by $52,000 to $240,000 from $292,000 for the comparable 2002 period reflecting less real estate sales revenue in the current year. A net loss of $1,799,000 was incurred for the first nine months of 2003 compared to a net loss of $1,579,000 for the first nine months of 2002. Expenses for the nine months increased by $168,000, reflecting increases in interest expense, legal and professional, and general and administrative expense. After consideration of cumulative preferred dividends in arrears, totaling $480,000 for each of the nine months ended September 30, 2003 and 2002 ($.15 per share of common stock), net (loss) per share of $(.43) and $(.39) respectively, was reported for the nine month periods ended September 30, 2003 and 2002.

         Real Estate Sales and Cost of Sales consisted of:

                                            Three Months Ended                         Nine Months Ended
                                       September 30,      September 30,         September 30,      September 30,
                                           2003               2002                  2003               2002
                                           ----               ----                  ----               ----
                                               ($ in thousands)                         ($ in thousands)
         Real Estate Sales                $  113            $     -                $  200             $  238
         Cost of Sales                        31                  -                    51                 65

Other income for the nine months ended September 30, 2003 and 2002 was $9,000 and $18,000 respectively. The other income mainly consists of recoveries of contracts receivable which have been fully provided for.

                      PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         As of September 30, 2003, the Company remained in default of its primary lender indebtedness with PGIP, LLC ("PGIP"). PGIP holds restricted funds of the Company pursuant to an escrow agreement whereby funds may be disbursed (i) as requested by PGI and agreed to by PGIP, or (ii) as deemed necessary and appropriate by PGIP, in either case, to protect PGIP's interest in the Retained Acreage (as hereinafter defined), including PGIP's right to receive principal and interest under the note agreement securing the remaining indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company. The restricted escrow held by the primary lender was $1,000 at September 30, 2003 and December 31, 2002. The Company utilized $239,000 of the restricted escrow in April, 2002 to invest in a short term note with an affiliate of L-PGI, the Company's preferred shareholder, Love Investment Company. The real estate owned by the Company that has not been sold, totaling approximately 370 acres (the "Retained Acreage") remains subject to the primary lender indebtedness.

         Contracts receivable on homesite sales and related receivables are fully provided for cancellation at September 30, 2003 and December 31, 2002. The Company has been actively pursuing collection on the delinquent contract receivables. An assessment is made for each contract receivable as to the economic benefit of reacquisition of the lot considering the cost of foreclosure, delinquent taxes and association fees due, and estimated current sale value of the lot. For those contract receivables with an anticipated economic benefit, foreclosure action is begun in the absence of payment or receipt of a quit claim deed of the property back to the Company.

         Cash used in operating activities for the nine months ended September 30, 2003 was $4,000 compared to cash provided of $90,000 for the comparable 2002 period. Net cash provided by investing activities in 2003 included proceeds from notes receivable of $204,000 less $6,000 in purchases of inventory and deferred expenditures. Net cash used in investing activities in 2002 included a $440,000 investment in a short-term note with an affiliate of L-PGI, the Company's preferred shareholder, Love Investment Company, less $242,000 in proceeds from the release of restricted cash.

                      PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Analysis of Financial Condition

         Assets decreased at September 30, 2003 compared to assets at December 31, 2002, reflecting the following changes:

                                                   September 30,       December 31,      Increase
                                                       2003                2002         (Decrease)
                                                       ----                ----         ----------
                                                                    ($ in thousands)
         Cash and cash equivalents                    $  287             $    93           $ 194
         Restricted cash                                   1                   1               -
         Receivables                                     350                 580            (230)
         Land and improvement inventories                690                 718             (28)
         Other assets                                    166                 160               6
                                                      ------              ------           -----
                                                      $1,494              $1,552           $ (58)
                                                      ======              ======           =====

         Liabilities were approximately $33.7 million at September 30, 2003 compared to approximately $32.2 million at December 31, 2002 reflecting the following changes:

                                                   September 30,       December 31,      Increase
                                                       2003                2002         (Decrease)
                                                       ----                ----         ----------
                                                                    ($ in thousands)
         Accounts payable & accrued expenses          $    67            $    56          $   11
         Accrued real estate taxes                        433                436              (3)
         Deferred credits                                   3                  -               3
         Accrued interest                              20,955             19,225           1,730
         Credit agreements - primary lender               700                700               -
         Notes                                          1,198              1,198               -
         Convertible subordinated
            debentures payable                          9,059              9,059               -
         Convertible debentures payable                 1,500              1,500               -
                                                      -------            -------          ------
                                                      $33,915            $32,174          $1,741
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

                      PGI INCORPORATED AND SUBSIDIARIES

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         The Company remains in default of the entire principal plus interest on its subordinated debentures. The amounts due are as indicated in the following table:

                                                                   September 30, 2003
                                                                   ------------------
                                                              Principal           Accrued
                                                              Amount Due          Interest
                                                              ----------          --------
                                                                    ($ in thousands)
         6 1/2% Subordinated debentures due
                   June 1, 1991                                 $1,034             $  951
         6% Subordinated debentures due
                   May 1, 1992                                   8,025              8,968
                                                                ------             ------
                                                                $9,059             $9,919
                                                                ======             ======

         The Company does not have funds available to make any payments of either principal or interest on the above debentures.

Item 3   Controls and Procedures

         We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2003. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2003, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                      PGI INCORPORATED AND SUBSIDIARIES

PART II  Other Information

Item 1   Legal Proceedings

         In 1994, the Citrus County Tax Assessor denied agricultural exemption status for the undeveloped Sugarmill Woods property and the Company was forced to sue the County to reclaim the tax benefit. In 1995, the Citrus County Tax Assessor again denied agricultural exemption status for the undeveloped Sugarmill Woods property, but was overruled by the Value Adjustment Board. As a result, the Tax Assessor sued Sugarmill Woods, and was again successful in denying the agricultural exemption for the property. The Company won on appeal, but the Tax Assessor appealed to the Supreme Court of Florida to reinstate the exemption. On April 1, 1999, the Supreme Court of Florida issued their opinion in favor of Sugarmill Woods, Inc. On November 9, 1999 the Circuit Court of Citrus County adjudged the agricultural classification applicable to tax years 1994, 1995 and 1996 for exemption. The non interest bearing restricted escrow of $557,000 was released in October 2000 with the confirmation that no further liability exists for tax years 1994, 1995, and 1996. Tax year 1997 remains in dispute on a matter of timely filing of petition for exemption. In June 2002 the District Court of Appeals denied the agricultural exemption for 1997 and the Company has filed a motion for rehearing. The trial court has agreed to conduct an evidentiary hearing on our motion for rehearing which is scheduled on November 3, 2003.

Item 2   Changes in Securities

         Not applicable.

Item 3   Defaults Upon Senior Securities

         See discussion in Item 2 with respect to defaults on the Company's subordinated debentures and collateralized convertible debentures, which discussion is incorporated herein by this reference.

Item 4   Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5   Other Information

         On September 30, 2003, Articles of Merger were filed with the Florida Department of State with an effective date of October 1, 2003. The inactive entity, Southern Woods, Inc., was merged into Sugarmill Woods, Inc. and the inactive entities, Deep Creek Utilities, Inc. and Sugarmill Woods Management, Inc., were merged into PGI Incorporated.

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

         (b) No report on Form 8 - K was filed during the quarter ended September 30, 2003.

                      PGI INCORPORATED AND SUBSIDIARIES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PGI INCORPORATED
                              ----------------
                                (Registrant)

Date: November 14, 2003                /s/ Laurence A Schiffer
     --------------------              -----------------------
                                       Laurence A. Schiffer
                                       President
                                       (Duly Authorized Officer and Principal
                                       Financial Officer)

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