Form 10KSB
period 2003-12-31
PGI INC
filed 2004-03-30
CIK 81157

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                 FORM 10-KSB

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended             December 31, 2003
                                   ------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to _________________

         Commission file number                     1-6471
                                ---------------------------------------------

                               PGI INCORPORATED
-----------------------------------------------------------------------------
                (Name of small business issuer in its charter)

            Florida                                         59-0867335
-----------------------------------------------------------------------------
(State or other jurisdiction of                     (IRS Employer Ident. No.)
 incorporation or organization)

212 S. Central, Suite 100           St. Louis, Missouri       63105
-----------------------------------------------------------------------------
        (Address of principal executive offices)            (Zip Code)

Issuer's Telephone Number, including area code:         (314) 512-8650
                                                -----------------------------

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

         Check if there is no disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (x)

         State the issuer's revenues for its most recent fiscal year
$356,000.
--------

         The aggregate market value of voting stock held by non-affiliates of the registrant cannot be determined. See page 5 of Form 10-KSB.

         State the number of shares outstanding of each of the Issuer's classes of common equity as of the last practicable date.

         As of March 30, 2004, 5,317,758 shares of Common Stock $.10 per
         ---------------------------------------------------------------
value were outstanding.
----------------------

Exhibit Index is located on pages 38 to 42 of this report.

                                  PGI INCORPORATED AND SUBSIDIARIES
                                          FORM 10-KSB - 2003
                                  Contents and Cross Reference Index

Part     Item                                                                             Form 10-KSB
No.      No.      Description                                                               Page No.
---      ---      -----------                                                               --------
I        1        Description of Business
                      General...................................................................3
                      Recent Developments.......................................................3

         2        Description of Property.......................................................4

         3        Legal Proceedings.............................................................4

         4        Submission of Matters to a Vote of Security Holders...........................4

II       5        Market for Common Equity and Related Stockholder Matters......................5

         6        Management's Discussion and Analysis or Plan of Operation................5 - 11

         7        Financial Statements....................................................12 - 29

         8        Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure......................................30

         8A       Controls and Procedures......................................................30

III      9        Directors, Executive Officers, Promoters and Control Persons;
                      Compliance with Section 16(a) of the Exchange Act........................31

         10       Executive Compensation.......................................................32

         11       Security Ownership of Certain Beneficial Owners and
                      Management and Related Stockholder Transactions.....................32 - 33

         12       Certain Relationships and Related Transactions..........................33 - 35

         13       Exhibits and Reports on Form 8-K.............................................36

         14       Principal Accountant Fees and Services.......................................36

Signatures.....................................................................................37

Exhibit Index.............................................................................38 - 42

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

         The Company was founded in 1958, and up until the mid 1990's was in the business of building and selling homes, developing and selling home sites and selling undeveloped or partially developed tracts of land. In the last 8 years the Company's business focus and emphasis changed substantially as it concentrated its sales and marketing efforts almost exclusively on the disposition of its remaining real estate. This change was prompted by its continuing financial difficulties due to the principal and interest owed on its debt.

         Presently, the most valuable remaining asset is a parcel of 366 acres located in Hernando County, Florida. The Company also owns about 100 acres in scattered sites in Charlotte County, Florida, but most of these are subject to easements which markedly reduce value and/or consist of wetlands of indeterminate value. As of December 31, 2003, the Company owned approximately 20 single family lots, located in Citrus County, Florida, of which 17 lots were sold in January and February 2004. In addition, the Company has been actively pursuing collection on delinquent contract receivables from home site sales.

         As of January 1, 2004 the Company had no employees, and all services provided to the Company are through contract services.

RECENT DEVELOPMENTS

         The Company largely completed the task of selling its single family lot inventory, and presently is focused primarily on the remaining real property assets located in Hernando County, Florida, and in Charlotte County, Florida.

         The 366 acre parcel in Hernando County is difficult to value because of uncertainty related to the possible extension of the Suncoast Expressway, which terminates on the south side of Route 98 opposite the subject property. Debate continues over whether the Suncoast Expressway will be continued, which would almost certainly require acquisition of at least part of the property. Further, there are presently several potential corridors under discussion for such continuation, making it impossible to predict which part of the property would be most affected. Development and/or sale plans for this parcel as a result are necessarily held in abeyance pending the decisions about the Suncoast Expressway. Present activity on the 366 acre parcel primarily derives from a pipeline taking in contiguous property and negotiation over the value of that taking.

         A small number of parcels in Charlotte County have been sold leaving primarily the least salable properties for which there is no active market.

         The Company has been actively pursuing repossession of lots with delinquent contracts receivable. The Company is in the process of foreclosing on 12 lots, which represent the remaining contracts receivable outstanding.

Item 2.           Description of Property
-------           -----------------------

         The primary asset of the Company is the 366 acre parcel located in Hernando County, Florida, with frontage on Highway 98 generally opposite the present termination of the Suncoast Expressway. The property is zoned and platted for single family development generally consistent with the Sugarmill Woods development to the west, although that platting probably is no longer consistent with the highest and best use of the land once a final determination has been made about the northerly extension of the Suncoast Expressway. Approximately forty acres of the site have been designated in the future land use plan as potentially suitable for commercial use. Value along the western boundary of the property is reduced by the nearness of electric and pipeline easements. (See also the section titled "Recent Developments" under Item 1 and Note 9 of Item 7.)

         The Charlotte County assets described under Item 1 of this report are generally characterized as being in one of three categories, each of which is difficult to value and difficult to sell: (a) land subject to electric easements for high voltage transmission line, (b) wetlands, and (c) minor oddly shaped parcels.

Item 3.           Legal Proceedings
-------           -----------------

         The Company is party to lawsuits in the normal course of its business, presently including foreclosure actions by the Company against a small number of delinquent accounts receivable and by the Company concerning the value of the pipeline taking for the 366 acre parcel in Hernando County, Florida, and a matter of the 1997 agricultural exemption status on undeveloped Sugarmill Woods property. The Company does not believe that the resolution of any of the suits individually, or collectively, will have a material effect on its financial position. (See also Note 15 of Item 7.)

Item 4.           Submission of Matters to a Vote of Security Holders
-------           ---------------------------------------------------

         A shareholders meeting was not held during the fiscal year ended December 31, 2003.

                                   PART II

Item 5.           Market for Common Equity and Related Stockholder Matters
-------           --------------------------------------------------------

         There is no public trading market for the Company's common equity securities. Based on information received from the National Quotations Bureau, Inc. there have been no reported transactions in the Company's common stock, par value $.10 (the "Common Stock") since January 29, 1991. No dividends have ever been paid on the Common Stock, and payment of dividends is restricted under the terms of the two indentures pursuant to which the Company's outstanding debentures are issued. As of December 31, 2003, there were 607 holders of record of the Company's Common Stock and approximately 445 debenture holders.

         In an effort to reduce the number of shareholders of record of its Common Stock to less than 500 in 2003, the Board of Directors of the Company had endorsed a tender offer by PGIP, LLC, an affiliate of the Company, to purchase shares of the Company's Common Stock held by shareholders who hold 99 or fewer shares of such Common Stock at a purchase price of $.50 per share. The tender offer expired on June 12, 2003 and the Company was not successful in reducing the number of shareholders of record of the Common Stock to less than 500 with the intention to deregister the Common Stock with the Securities and Exchange Commission.

Item 6.           Management's Discussion and Analysis or Plan of Operation
-------           ---------------------------------------------------------

PRELIMINARY NOTE

         Because the liabilities of the Company far exceed the reported value of its assets, the most important information and analysis concerns the nature and probable actions of the major holders of the Company's debt. Foremost among these are the Company's 6.5% subordinated convertible debentures, which matured June, 1991, with an original face amount of $1,034,000, and its 6.0% subordinated convertible debentures which matured May, 1992, with an original face amount of $8,025,000.

         The cumulative amount due for these two issues is as follows:

                                                                      12/31/2003
                                                               Principal        Unpaid
                                                              Amount Due       Interest
                                                              ----------       --------
                                                                  ($ in thousands)

         Subordinated debentures due June 1, 1991               $ 1,034        $    969
         Subordinated debentures due May 1, 1992                  8,025           9,185
                                                                -------        --------
                                                                $ 9,059        $ 10,154
                                                                =======        ========

         Both issues have been in payment default for over ten years, and there has been little contact with or on behalf of the bondholders over the past several years. It is unclear whether any action on behalf of the bondholders is presently likely, given the negative net worth of the Company and continuing passage of time. Further, the Company believes that such claims might be barred under the applicable statutes of limitations.

Item 6.           Management's Discussion and Analysis or Plan of Operation
-------           ---------------------------------------------------------
                  (continued)
                  -----------


         If such claims are barred, it is possible that the Company would potentially have to record net income in like amount, without the receipt of any cash, and could potentially incur a large tax liability. Any such potential tax liability might be averted and/or mitigated, however, by the utilization of the Company's tax loss carryforwards, which as of December 31, 2003 totaled $33,000,000.

         Even if claims by the subordinated convertible debenture holders are barred in full, however, and even if there is no cash tax consequence to the Company as a result of the utilization of the tax loss carryforwards, the Company would nonetheless have a substantial Stockholder's Deficiency.

         Similar defenses would not appear to apply to other creditors of the Company and the credit agreements with the Company's Primary Lender and with the holder of its secured Convertible Debentures Payable hold perfected security interests in assets of the Company.

         Therefore, the Company's major effort and activities have been and continue to be the efforts to liquidate assets of the Company to pay the ordinary on-going costs of operation of the Company, with any large surplus expected to be used to reduce the balance due to the Primary Lender (or to the holder of the secured Convertible Debentures, as required should the asset sale include their collateral).

         As the Company continues to try to sell its assets, it attempts to realize full market value for each such asset, which may be at substantial variance from the present carrying value. However, the major assets of the Company that remain are both difficult to value and difficult to sell.

         The Company's largest single remaining asset is a 366 acre tract of land in Hernando County, Florida. This property has frontage on Route 98 and is generally opposite the present termination of the Suncoast Expressway. An appraisal dated April 2, 2002, was performed by the firm Gillis and Associates, and they reached a conclusion that the value of such asset is $8,000 per acre. If the Company were able to realize a sales price of $8,000 per acre, a value of $2,928,000 for the entire tract would be achieved.

         This 366 acre tract is not readily salable, however, because of uncertainty over the future northern continuation of the Suncoast Expressway. It is possible that the northern continuation will not be built, and if that determination were made then this tract would be attractive for development. Presently, however, the Suncoast Expressway is planning possible alternative routes to continue to the north, and most or all of those possible routings would require a substantial taking out of the 366 acre tract. Development presently is thus effectively precluded pending a final determination concerning the Expressway continuation.

Item 6.           Management's Discussion and Analysis or Plan of Operation
-------           ---------------------------------------------------------
                  (continued)
                  -----------


         The next largest group of real property owned by the Company consists of scattered sites in Charlotte County. Substantially all such holdings, however, consist of property that is either (a) subject to easements for high voltage electric transmission lines or (b) development restrictions occasioned by being seriously impacted by wetlands. The potential purchaser market for such properties is extremely limited.

         Generally, however, the Company intends to continue to emphasize the liquidation of as many assets as is possible and to use the proceeds to fund the normal cost of operations of the Company and/or to satisfy the requirements of the Company's secured creditors.

RESULTS OF OPERATIONS

         Revenues for the year ended December 31, 2003 increased by $43,000 to $356,000 compared to revenues of $313,000 for the year ended December 31, 2002 mainly as a result of an increase in real estate sales. The net loss was $2,414,000 ($.57 per share) for 2003 compared to a net loss of $2,240,000 ($.54 per share) for 2002. Included in the 2003 and 2002 earnings per share computation is $640,000 ($.19 per share of Common Stock) of annual cumulative preferred stock dividends in arrears.

Costs and Expenses
------------------

         Expenses for the years 2003 and 2002 were:

                                               2003              2002
                                               ----              ----
         Taxes and Assessments               $ 42,000         $122,000
         Consulting and Accounting             40,000           40,000
         Legal and Professional                94,000           26,000
         General and Administrative            66,000           51,000

         Taxes and assessments decreased by $80,000 in 2003 due to a smaller land inventory with the increase in real estate sales, and a reduction in tax penalties accrued for 1997, (2003-$12,000, 2002-$67,000), see Note 15 of
the financial statements. Legal and professional and general and administrative expenses increased in 2003 as a result of the odd lot tender offer in 2003 described in Item 5. Also costs in 2003 were incurred associated with intensified efforts in realizing lot sales or liquidating land inventory.

Interest expense for the two years ended December 31, 2003 and 2002 was:

                                                2003             2002
                                                ----             ----
                                                   ($ in thousands)
         Interest Expense                      $2,445           $2,249

         Interest expense in 2003 increased by $196,000 compared to 2002.

Item 6.           Management's Discussion and Analysis or Plan of Operation
-------           ---------------------------------------------------------
                  (continued)
                  -----------


FINANCIAL CONDITION

         Assets decreased at December 31, 2003 compared to assets at December 31, 2002 reflecting the following changes:

                                                                                  Increase
                                             2003              2002              (Decrease)
                                             ----              ----               ---------
                                                ($ in thousands)
Cash and Cash Equivalents                   $  250            $   93                 157
Restricted Cash                                  1                 1                  --
Receivables                                    377               580                (203)
Land and Improvement                           670               718                 (48)
Other Assets                                   168               160                   8
                                            ------            ------                ----
                                            $1,466            $1,552                 (86)
                                            ======            ======                ====

         Cash increased by $157,000 to $250,000 at December 31, 2003 compared to $93,000 at December 31, 2002. Net cash used in operations was $41,000 for the year ended December 31, 2003 compared to net cash provided by operations of $59,000 for the year ended December 31, 2002.

         Cash received from operations during 2003 was $352,000, a $61,000 increase from cash received during 2002.

         Cash expended for operations increased by $161,000 to $393,000 during 2003 from $232,000 in 2002, reflecting increases in the following classifications; real estate operations ($2,000), interest payments ($87,000), taxes and assessments ($9,000), legal and professional ($46,000), and general and administrative ($18,000).

         During 2003 investing activities provided $198,000 which included $200,000 in repayment from Love Investment Company and $4,000 in proceeds from another note receivable offset by $6,000 in expenditures relating to inventory and deferred expenditures.

         The $200,000 used in investing activities during 2002 included $440,000 in advances to Love Investment Company and $7,000 in expenditures relating to inventory and deferred expenditures offset by $242,000 in proceeds from the release of restricted cash and $5,000 in proceeds from notes receivable.

         Liabilities were approximately $34,500,000 at December 31, 2003 compared to approximately $32,200,000 at December 31, 2002, reflecting the following changes:

                                                                                         Increase
                                                       2003              2002           (Decrease)
                                                       ----              ----           ----------
                                                          ($ in thousands)
Accounts payable and accrued expenses                $    69           $    56            $   13
Accrued real estate taxes                                402               436               (34)
Deferred Credits                                           3                --                 3
Accrued interest                                      21,571            19,225             2,346
Credit agreements - primary
  lender                                                 700               700                 -
Notes payable                                          1,198             1,198                 -

Convertible subordinated
  debentures payable                                   9,059             9,059                 -
Convertible debentures payable                         1,500             1,500                 -
                                                     -------           -------            ------
                                                     $34,502           $32,174            $2,328
                                                     =======           =======            ======

         The $2,346,000 increase in accrued interest at December 31, 2003 compared to year-end 2002 reflects changes in the following:

                                                                                        Increase
                                                       2003              2002          (Decrease)
                                                       ----              ----          ----------
                                                           ($ in thousands)
Primary Lender                                       $     5           $    40            $  (35)
Debentures                                            19,406            17,098             2,308
Other                                                  2,160             2,087                73
                                                     -------           -------            ------
                                                     $21,571           $19,225            $2,346
                                                     =======           =======            ======

         The accrued interest relating to debentures increased due to the nonpayment of interest on the Company's debentures (see Notes 10 and 11 to the consolidated financial statements under Item 7).

         The Company's capital deficiency increased to $33,036,000 at December 31, 2003 from a $30,622,000 capital deficiency at December 31, 2002, reflecting the 2003 operating loss.

         On September 30, 2003, Articles of Merger were filed with the Florida Department of State with an effective date of October 1, 2003. The inactive entity, Southern Woods, Inc., was merged into Sugarmill Woods, Inc. and the inactive entities, Deep Creek Utilities, Inc. and Sugarmill Woods Management, Inc., were merged into PGI Incorporated.

New Accounting Standards
------------------------

         In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The FASB's Staff Position 150-3 deferred indefinitely the guidance in SFAS No. 150 on certain mandatorily redeemable noncontrolling interests. Management has determined that implementation of SFAS 150 will not have an effect on the Company's financial statements.

         In November, 2002, FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others was issued. FIN 45 requires the disclosures to be made a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Management has determined that implementation of FIN 45 will not have an effect on the Company's financial statements.

         In January of 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No 51, and in December 2003 the FASB deferred certain effective dates of Interpretation No. 46. For all variable interest entities other than special purpose entities, the revised Interpretation is effective for periods ended after March 15, 2004. For variable interest entities meeting the definition of special purpose entities under earlier accounting rules, the Interpretation remains effective for periods ending after December 31, 2003. The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling interest through ownership of a majority voting interest in the entity. The Company has determined that is has no such interests.

         The FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," in April 2002. This Statement eliminates the requirement that extinguishment of debt be aggregated and classified as an extraordinary item and makes certain other technical corrections. SFAS 145 is effective May 15, 2002. Management has determined that implementation of SFAS 145 will not have an effect on the Company's financial statements.

         The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" in June, 2001. The Statement requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management has determined that implementation of SFAS 143 will not have an effect on the Company's financial statements.

         The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in August, 2001. This Statement addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange or distribution to owners. The Statement also requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Management has determined that implementation of SFAS 144 will not have an effect on the Company's financial statements.

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

Forward Looking Statements
--------------------------

         The discussion set forth in this Item 6, as well as other portions of this Form 10-KSB, may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management's perception thereof as of the date of the Form 10-KSB. When used in this Form 10-KSB, words such as "anticipates," "estimates," "believes," "expects," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Such statements are subject to risks and uncertainties. Actual results of the Company's operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to: changes in the real estate market in Florida and the counties in which the Company owns any property; institution of legal action by the bondholders for collection of any amounts due under the subordinated convertible debentures; continued failure by governmental authorities to make a decision with respect to the Suncoast Expressway as described under Item 1; changes in management strategy; and other factors set forth in reports and other documents filed by the Company with the Securities and Exchange Commission from time to time.

Item 7.           Financial Statements
-------           --------------------
                  Independent Accountants' Report
                  -------------------------------

Board of Directors and Stockholders
PGI, Incorporated
St. Louis, Missouri

We have audited the accompanying consolidated statements of financial position of PGI Incorporated and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PGI Incorporated and Subsidiaries at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the two years in period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has a significant accumulated deficit, and is in default on its primary debt (Note 9), certain sinking fund and interest payments on its convertible subordinated debentures (Note 10) and its convertible debentures (Note 11). These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/ BKD, LLP
St. Louis, Missouri
February 19, 2004

                                      PGI INCORPORATED AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                         December 31, 2003 and 2002

                                    ASSETS                                                   LIABILITIES
                                    ======                                                   ===========
                                  2003         2002                                          2003           2002
                                  ----         ----                                          ----           ----
Cash and cash equivalents      250,000       93,000      Accounts payable and              69,000         56,000
                                                         accrued expenses (Note 8)
Restricted cash (Note 3)         1,000        1,000
                                                         Accrued real estate taxes        402,000        436,000
Receivables on real estate
sales- net (Note 4)             21,000            -
                                                         Deferred Credits                   3,000              -

Other receivables              356,000      580,000      Accrued Interest:
                                                         Primary Lender                     5,000         40,000
Land and improvement           670,000      718,000      Debentures                    19,406,000     17,098,000
inventories (Note 5)
                                                         Other                          2,160,000      2,087,000

Other assets (Note 7)          168,000      160,000      Credit Agreements (Note 9)
                                                         Primary Lender                   700,000        700,000
                                                         Notes payable                  1,198,000      1,198,000
                                                         Subordinated convertible
                                                         debentures payable             9,059,000      9,059,000
                                                         (Note 10)

                                                         Convertible debentures
                                                         payable (Note 11)              1,500,000      1,500,000
                                                                                     ------------   ------------

                                                         Commitments and               34,502,000     32,174,000
                                                         Contingencies (Note 15)     ------------   ------------

                                                         STOCKHOLDERS' DEFICIENCY
                                                         ========================
                                                         Preferred stock, par value
                                                         $1.00 per share;
                                                         authorized 5,000,000
                                                         shares; 2,000,000 Class A
                                                         cumulative convertible
                                                         Shares issued and
                                                         outstanding; (liquidation
                                                         preference of $8,000,000
                                                         and cumulative dividends)
                                                         (Note 13)                      2,000,000      2,000,000

                                                         Common stock, par value
                                                         $.10 per share;
                                                         authorized 25,000,000
                                                         shares; 5,317,758 shares
                                                         issued and outstanding
                                                         (Note 13)                        532,000        532,000
                                                         Paid-in capital               13,498,000     13,498,000

                                                         Accumulated deficit          (49,066,000)   (46,652,000)
                                                                                     ------------   ------------

                                                                                      (33,036,000)   (30,622,000)
                            ----------   ----------                                  ------------   ------------
                            $1,466,000   $1,552,000                                  $  1,466,000   $  1,552,000
                            ==========   ==========                                  ============   ============

                         See accompanying notes to consolidated financial statements.

                             PGI INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           Years ended December 31, 2003 and 2002

                                                          2003                       2002
                                                          ----                       ----
Revenues:
         Real estate sales (Note 2)                  $   308,000                $   238,000
         Interest income                                  39,000                     48,000
         Other income (Note 2)                             9,000                     27,000
                                                     -----------                -----------
                                                         356,000                    313,000
                                                     -----------                -----------

Costs and expenses:
         Cost of real estate sales (Note 2)               83,000                     65,000
         Interest                                      2,445,000                  2,249,000
         Taxes and assessments                            42,000                    122,000
         Consulting and accounting                        40,000                     40,000
         Legal and professional                           94,000                     26,000
         General and administrative                       66,000                     51,000
                                                     -----------                -----------
                                                       2,770,000                  2,553,000
                                                     -----------                -----------

Net (Loss)                                           $(2,414,000)               $(2,240,000)
                                                     ===========                ===========

(Loss) Per Share Available to Common
  Stockholders - Basic and Diluted (Note 18)                (.57)                      (.54)
                                                            ====                       ====

                See accompanying notes to consolidated financial statements.

                                   PGI INCORPORATED AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 Years ended December 31, 2003 and 2002

                                                                               2003              2002
                                                                               ----              ----
Cash flows from operating activities:

Cash received from operations:
      Collections from real estate sales and receivables on such sales      $ 282,000         $ 252,000
      Interest received                                                        58,000            12,000
      Other operating receipts                                                 12,000            27,000
                                                                            ---------         ---------
                                                                            $ 352,000         $ 291,000
                                                                            ---------         ---------

Cash expended for operations:
      Payments for real estate sales                                           32,000            30,000
      Interest paid                                                            99,000            12,000
      Taxes and assessments                                                    74,000            65,000
      Consulting and accounting                                                34,000            35,000
      Legal and professional                                                   87,000            41,000
      General and administrative                                               67,000            49,000
                                                                            ---------         ---------
                                                                            $ 393,000         $ 232,000
                                                                            ---------         ---------

      Net cash flow provided by (used in) operating activities              $ (41,000)        $  59,000
                                                                            ---------         ---------

Cash flows from investing activities:
      Purchases of inventory and deferred expenditures                      $  (6,000)        $  (7,000)
      Proceeds from release of restricted cash                                    ---           242,000
      Payments for other receivables                                              ---          (440,000)
      Proceeds from notes receivable                                          204,000             5,000
                                                                            ---------         ---------
Net cash flow provided by investing activities                              $ 198,000         $(200,000)
                                                                            ---------         ---------

Net (decrease) increase in cash and cash equivalents                          157,000          (141,000)

Cash and cash equivalents at beginning of year                                 93,000           234,000
                                                                            ---------         ---------
Cash and cash equivalents at end of year                                    $ 250,000         $  93,000
                                                                            =========         =========

Non-cash investing and financing activities:
      Earnings capitalized into restricted cash                             $     ---         $   2,000
                                                                            ---------         ---------
      Interest paid from restricted cash                                    $     ---         $  17,000
                                                                            ---------         ---------
      Expenses paid from restricted cash                                    $     ---         $   2,000
                                                                            ---------         ---------

                      See accompanying notes to consolidated financial statements.

                                    PGI INCORPORATED AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 Years ended December 31, 2003 and 2002

                                                                            2003                 2002
                                                                            ----                 ----
Reconciliation of net (loss) to net cash (used in) operating activities:

Net (loss)                                                              $(2,414,000)        $(2,240,000)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:
         Earnings capitalized into restricted cash                              ---              (2,000)
         Interest released from restricted cash                                 ---              17,000
         Expenses paid from restricted cash                                     ---               2,000

(Increase) decrease in assets:
      Other receivables                                                      (1,000)            (15,000)
      Land and improvement inventories-net                                   46,000              35,000
      Prepaid expenses and deposits                                             ---               4,000
Increase (decrease) in liabilities:
      Accounts payable and accrued expenses                                  13,000             (17,000)
      Accrued real estate taxes                                             (34,000)             54,000
      Deferred credits                                                        3,000
      Accrued interest                                                    2,346,000           2,221,000
                                                                        -----------         -----------

Net cash flow provided by (used in) operating activities                $   (41,000)        $    59,000
                                                                        ===========         ===========



                      See accompanying notes to consolidated financial statements.

                                             PGI INCORPORATED AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                           Years ended December 31, 2003 and 2002


                             Preferred Stock               Common Stock                                Retained
                           ------------------           ------------------                             Earnings
                           Shares   Par Value           Shares   Par Value        Paid-In Capital      (Deficit)
                           ------   ---------           ------   ---------        ---------------      ---------


Balances at 1/1/02       2,000,000  $2,000,000        5,317,758   $532,000          $13,498,000      $(44,412,000)

Net Loss                         -           -                -          -                    -        (2,240,000)
                         ---------  ----------        ---------   --------          -----------      ------------
Balances at 12/31/02     2,000,000  $2,000,000        5,317,758   $532,000          $13,498,000      $(46,652,000)

Net Loss                         -           -                -          -                    -        (2,414,000)
                         ---------  ----------        ---------   --------          -----------      ------------
Balances at 12/31/03     2,000,000  $2,000,000        5,317,758   $532,000          $13,498,000      $(49,066,000)
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

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)


New Accounting Standards
------------------------

         In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The FASB's Staff Position 150-3 deferred indefinitely the guidance in SFAS No. 150 on certain mandatorily redeemable noncontrolling interests. Management has determined that implementation of SFAS 150 will not have an effect on the Company's financial statements.

         In November, 2002, FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others was issued. FIN 45 requires the disclosures to be made a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Management has determined that implementation of FIN 45 will not have an effect on the Company's financial statements.

         In January of 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No 51, and in December 2003 the FASB deferred certain effective dates of Interpretation No. 46. For all variable interest entities other than special purpose entities, the revised Interpretation is effective for periods ended after March 15, 2004. For variable interest entities meeting the definition of special purpose entities under earlier accounting rules, the Interpretation remains effective for periods ending after December 31, 2003. The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling interest through ownership of a majority voting interest in the entity. The Company has determined that is has no such interests.

         The FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," in April 2002. This Statement eliminates the requirement that extinguishment of debt be aggregated and classified as an extraordinary item and makes certain other technical corrections. SFAS 145 is effective May 15, 2002. Management has determined that implementation of SFAS 145 will not have an effect on the Company's financial statements.

         The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" in June, 2001. The Statement requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of the

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)


asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management has determined that implementation of SFAS 143 will not have an effect on the Company's financial statements.

         The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in August, 2001. This Statement addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange or distribution to owners. The Statement also requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Management has determined that implementation of SFAS 144 will not have an effect on the Company's financial statements.

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

2.       Real Estate Sales and Other Income:
         -----------------------------------

Real estate sales and cost of sales consisted of:

                                                         2003              2002
                                                         ----              ----
         Homesite/acreage sales                        $308,000          $238,000
         Cost of Sales                                   83,000            65,000
                                                       --------          --------
         Gross Profit Margin                           $225,000          $173,000
                                                       ========          ========

Other income for the years of 2003 and 2002 was:

                                                        2003               2002
                                                        ----               ----
         Other income                                 $  9,000          $  27,000
                                                      ========          =========

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)


3.       Restricted Cash:
         ----------------

         Restricted cash includes restricted proceeds held by the primary lender as collateral for debt repayment and escrowed receipts related to sold contracts receivable.

         The primary lender utilized restricted funds to pay the interest due on the primary lender debt of $17,000 in 2002.

         The Company utilized $239,000 of the primary lender restricted escrow in April, 2002 to invest in a short term note with an affiliate of L-PGI, the Company's preferred shareholder Love Investment Company.

         Restricted cash of $3,000 relating to sold contracts receivable was released in June, 2002 after $2,000 was applied toward related expenses.

4.       Receivables on Real Estate Sales:
         ---------------------------------

         Net receivables on real estate consisted of:

                                                                         2003          2002
                                                                         ----          ----
                  Contracts receivable on homesite sales               $ 64,000      $  71,000
                  Other                                                  21,000            ---
                                                                       --------      ---------
                                                                       $ 85,000      $  71,000
                  Less:  Allowance for cancellations                    (64,000)       (71,000)
                                                                       --------      ---------
                                                                       $ 21,000      $       0
                                                                       ========      =========

         The Company generally considers receivables on real estate sales delinquent if the scheduled installment payment is over 30 days past due. At December 31, 2003 and 2002 delinquent receivables approximated $64,000 and $71,000 respectively.

         Contracts receivable on home site sales and related receivables are fully provided for cancellation at December 31, 2003 and 2002. The Company has been actively pursuing collection on the delinquent receivables. An assessment is made for each contract receivable as to the economic benefit of reacquisition of the lot considering the cost of foreclosure, delinquent taxes and association fees due, and estimated current sale value of the lot. For those with benefit, foreclosure action is begun in the absence of payment or receipt of a quit claim deed of the property back to the Company. The Company is in the process of foreclosing on 12 lots which represent the remaining contracts receivable outstanding.

         Other receivables relating to real estate sales at December 31, 2003 mainly represents receivables on lot sales which occurred in December, 2003.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)


5.       Land and Improvements:
         ----------------------

         Land and improvement inventories consisted of:

                                                                 2003              2002
                                                                 ----              ----
                  Unimproved land                             $613,000           $613,000
                  Fully improved land                           57,000            105,000
                                                              --------           --------
                                                              $670,000           $718,000
                                                              ========           ========

6.       Property and Equipment:
         -----------------------

         Property and equipment consisted of:

                                                                 2003              2002
                                                                 ----              ----
                  Furniture, fixtures and other                $31,000           $31,000
                     equipment
                  Less accumulated depreciation                (31,000)          (31,000)
                                                               -------           -------
                                                               $     -           $     -
                                                               =======           =======

7.       Other Assets:
         -------------

         Other assets consisted of:

                                                                 2003              2002
                                                                 ----              ----
                  Deposit with Trustee of 6 1/2%
                     debentures                               $160,000          $160,000
                  Other                                          8,000                 -
                                                              --------          --------
                                                              $168,000          $160,000
                                                              ========          ========

8.       Accounts Payable and Accrued Expenses:
         --------------------------------------

         Accounts payable and accrued expenses consisted of:

                                                                 2003              2002
                                                                 ----              ----
                  Accounts payable                            $ 24,000          $ 27,000
                  Accrued audit/tax expense                     27,000            23,000
                  Accrued consulting fees                       11,000             5,000
                  Accrued legal expense                          6,000                 -
                  Accrued insurance                                  -             1,000
                  Accrued miscellaneous                          1,000                 -
                                                              --------          --------
                                                              $ 69,000          $ 56,000
                                                              ========          ========

         Accrued Real Estate Taxes:
         --------------------------
         Accrued real estate taxes consisted of:
                  Current                                     $ 11,000          $ 17,000
                  Delinquent                                   391,000           419,000
                                                              --------          --------
                                                              $402,000          $436,000
                                                              ========          ========

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)


9.       Credit Agreements - Primary Lender and Notes Payable:
         -----------------------------------------------------

         Credit agreements with the Company's primary lender and notes payable consisted of the following:

                                                                  2003              2002
                                                                  ----              ----
         Credit agreements - primary lender
         (Balance is past due, bearing interest at
         prime plus 5.0%):                                     $  700,000        $  700,000

         Notes payable -
            $1,176,000 bearing interest at prime
            rate plus 2%, the remainder bearing
            interest at 12%, all past due                       1,198,000         1,198,000
                                                               ----------        ----------
                                                               $1,898,000        $1,898,000
                                                               ==========        ==========

The prime rate at December 31, 2003 and 2002 was 4.0% and 4.25% respectively.

         At December 31, 2003 assets collateralizing the Company's credit agreements with its primary lender and notes payable totaled $734,000, of which $1,000 represented escrow held by the primary lender, $63,000 represented gross receivables on real estate sales, and $670,000 represented land and improvement inventories.

         The overall weighted average interest rate for the Company's credit agreements with its primary lender and all remaining notes and mortgages was approximately 7.2% as of December 31, 2003 and 7.75% as of December 31, 2002.

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

10.      Subordinated Convertible Debentures Payable:
         --------------------------------------------

         Subordinated debentures payable consisted of:

                                                                   2003                      2002
                                                                   ----                      ----
                  6 1/2%, due June 1991                        $1,034,000                $1,034,000
                  6%, due May 1992                              8,025,000                 8,025,000
                                                               ----------                ----------
                                                               $9,059,000                $9,059,000
                                                               ==========                ==========

         Since issuance, $650,000 and $152,000 of the 6 1/2% and 6% debentures, respectively, have been converted into common stock; however, this conversion feature is no longer in effect.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)


         The Company is in default of certain sinking fund and interest payments on both subordinated debentures totaling $9,059,000 in principal plus accrued and unpaid interest of $10,154,000 at December 31, 2003 and $9,227,000 as of December 31, 2002.

         The debentures are not collateralized and are not subordinated to each other, but are subordinated to senior indebtedness ($3,398,000 at December 31, 2003). Payment of dividends on the Company's common stock is restricted under the terms of the two indentures pursuant to which the outstanding debentures are issued.

         In order to meet liquidity needs for future periods, the Company has been and intends to continue to:

         - actively seek buyers for the remaining portion of the underdeveloped acreage, when appropriate;
         -  diligently pursue collection of its receivables; and
         -  sell the remaining lots.

         No assurances can be made that the Company can achieve any of the three above alternatives.

11.      Convertible Debentures Payable:
         -------------------------------

         In July and September 1989, the Company sold $1,282,000 and $1,000,000 respectively, of convertible debentures to a partnership affiliated with the Company's preferred shareholder. In connection with the July 1992 Secured Lender Transaction in partial consideration for the conveyance of 366 acres of property, the principal amount due to convertible debenture holders was reduced by $782,000 and accrued interest thereon was reduced by $389,000 leaving a balance of $1,500,000. The maturity date on all the remaining debentures was extended to July 8, 1997 so that the debentures are in default. The past due debentures accrue interest at 14% compounded quarterly. The Company's primary lender credit agreements, however, prohibit the payment of interest until such time as the primary lender loans are repaid. At maturity the Convertible Debentures purchased on July 24, 1989, were convertible into 868,788 common shares and those purchased on September 29, 1989, were convertible into 1,726,568 common shares, or a total of 2,595,356 shares of common stock at an initial conversion price of $1.72 per share. The conversion price may be adjusted upon the occurrence of certain events.

         The debentures held by Love-1989 Florida Partners, L.P., which total $796,950 in principal amount are secured by a second mortgage behind PGIP, LLC on the approximate 370 acres retained by the Company and a security interest behind that held by PGIP, LLC in the restricted proceeds escrow.

         Accrued interest was $9,252,000 and $7,870,000 at December 31, 2003 and 2002 respectively.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)


12.      Income Taxes:
         -------------

         Reconciliation of the statutory federal income tax rates, 34% for the years ended December 31, 2003 and 2002, to the Company's effective income tax rates follows:

                                                 2003                               2002
                                                 ----                               ----
                                                             ($ in thousands)
                                                      Percent of                         Percent of
                                    Amount of tax    Pre-tax Loss      Amount of tax    Pre-tax Loss
                                    -------------    ------------      -------------    ------------
Expected tax (credit)                   $(821)           (34.0%)         $(762)            (34.0%)
State income taxes, net of
  federal tax benefits                    (97)            (4.0%)           (90)             (4.0%)
Increase in valuation allowance
  and expiring credits
  operating loss                          918             38.0%            852              38.0%
                                        -----            -----           -----             -----
                                        $   -                -           $   -                 -
                                        =====            =====           =====             =====

         At December 31, 2003, the Company had an operating loss carry forward of approximately $33,000,000 which will expire at various dates through 2022.

                                                                 2003              2002
                                                                 ----              ----
                                                                    ($ in thousands)
Deferred tax asset:
         Net operating loss carryover                           $12,898           $11,980
         Adjustments to reduce land to net
            realizable value                                         12                12
         Expenses capitalized under IRC 263(a)                       56                56
         ITC carry forward                                            -                 -
         Valuation allowance                                    (12,794)          (11,876)
                                                                -------           -------
                                                                $   172           $   172
Deferred tax liability:
         Basis difference of land and
            improvement inventories                             $   172           $   172
                                                                -------           -------

Net deferred tax asset                                          $     -           $     -
                                                                =======           =======


                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)


13.      Capital Stock:
         --------------

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

         The holders of the preferred stock are entitled to one vote per share and, except as provided by law, will vote as one class with the holders of the common stock. Class A preferred stockholders are also entitled to receive cumulative dividends at the annual rate of $.32 per share, an effective yield of 8%. Dividends accrued for an initial two year period and, at the expiration of this period, preferred stockholders had the option of receiving accumulated dividends, when and if declared by the Board of Directors, in cash (unless prohibited by law or contract) or common stock. At December 31, 2003 cumulative preferred dividends in arrears totaled $5,555,000 ($640,000 of which related to the year ended December 31, 2003). On May 15, 1997 preferred dividends accrued through April 25, 1995 totaling $4,260,433 were paid in the form of 2,000,203 shares of common stock.

         As of December 31, 2003, the preferred stock is callable or redeemable at the option of the Company at $4.00 per share plus accrued and unpaid dividends. In addition, the preferred stock will be entitled to preference of $4.00 per share plus accrued and unpaid dividends in the event of liquidation of the Company.

         At December 31, 2003 the Company had reserved 6,355,356 common shares for the conversion of preferred stock and debentures.

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

14.      Quarterly Results:
         ------------------

         In the fourth quarter of 2003 the Company accrued $12,000 in tax penalties on 1997 real estate taxes in litigation.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)


15.      Commitments and Contingencies:
         ------------------------------

         The Company is a party to various legal proceedings incidental to the normal operation of its business.

         One instance of litigation involves Sugarmill Woods, Inc. and Citrus County Tax Collector. Tax year 1997 remains in dispute on a matter of timely filing of petition for exemption. In June 2002 the District Court of Appeals denied the agricultural exemption for 1997 and the Company filed a motion for rehearing. The trial court has conducted an evidentiary hearing on our motion for rehearing but the motion was denied. An appeal to the District Court of Appeals is pending.

16.      Related Party Transactions:
         ---------------------------

         As of December 31, 2003 the Company was in default of its primary credit agreements with PGIP, LLC ("PGIP").

         PGIP is owned and managed by Love Savings Holding Company ("LSHC"), Andrew S. Love, Jr. and Laurence A. Schiffer. Messrs. Love and Schiffer are directors and executive officers of LSHC and own 90% of all the issued and outstanding voting stock of LSHC. Messrs. Love and Schiffer serve as the executive officers and directors of the Company.

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

         In addition, the Company receives office space, telephone service and computer service from LREC. A fee of $2,800 per month was paid to LREC in 2003 and 2002.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)


         Effective March 25, 1987, the Company entered into a Management Consulting Agreement with LREC. As a consultant to the Company and in addition to the above services, LREC provides other services including, but not limited to, strategic planning, marketing and financing as requested by the Company. In consideration for these consulting services, the Company pays LREC a quarterly consulting fee of one-tenth of one percent of the carrying value of the Company's assets, plus reasonable out-of-pocket expenses. As of December 31, 2003, the carrying value of the Company's assets was approximately $1,466,000. Consulting fees totaling $6,000 were accrued during 2003 and 2002 respectively. The Company made a payment of $1,000 in 2002 for consulting fees. As of December 31, 2003 and 2002, a total of $11,000 and $5,000, respectively, of unpaid fees had accrued under this agreement.

         In 1985 a corporation owned by the former Chairman of the Board and his family made an uncollateralized loan to the Company, which at December 31, 2003 had an outstanding balance, including accrued interest of $469,000. Interest accrued on this loan for years 2003 and 2002 was $11,000 and $12,000 respectively.

         From time to time, the Company invests in short-term debt obligations of an affiliate of L-PGI, the Company's preferred shareholder, Love Investment Company. The balance receivable at December 31, 2003 and 2002 was $340,000 and $540,000 respectively. Interest on the loans was $34,000 and $36,000 for 2003 and 2002.

         In 2003 the Company incurred expenses totalling $25,000 for the services of Hallmark Senior Housing, Inc., a related entity, to handle analysis of real estate owned and options available. This effort resulted in an increase in lot sales for 2003.

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

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)


Accounts Payable:

         The carrying amount approximates fair value because of the short-term maturity of those debts. The estimated fair values of the Company's financial instruments are as follows:

                                                         Carrying                    Fair
                  2003                                    Amount                    Value
                  ----                                    ------                    -----

Cash and short-term investments                        $   251,000                $ 251,000
Accounts payable                                            24,000                   24,000
Debt                                                    12,457,000                        -

18.      (Loss) Per Share:
         -----------------

         The following is a summary of the calculations used in computing basic and diluted (loss) per share:

                                                           2003                       2002
                                                           ----                       ----
Numerator:
Net (Loss)                                             $(2,414,000)               $(2,240,000)
Preferred Dividends                                       (640,000)                  (640,000)
                                                       -----------                -----------
(Loss) Available to
  Common Shareholders                                  $(3,054,000)               $(2,880,000)
                                                       ===========                ===========

Denominator:
BASIC
Weighted average amount of shares
         outstanding                                     5,317,758                  5,317,758

DILUTED
Weighted average amount of shares
         outstanding                                     5,317,758                  5,317,758
Dilutive effect of assumed conversion
         of Preferred Stock                                      -                          -
                                                       -----------                -----------
Dilutive common shares                                   5,317,758                  5,317,758
                                                       ===========                ===========

(Loss) per share
         Basic                                                (.57)                      (.54)
         Diluted                                              (.57)                      (.54)

Item 8.           Changes in and Disagreements with Accountants on Accounting
-------           -----------------------------------------------------------
                  and Financial Disclosure
                  ------------------------

         Not Applicable.

Item 8A.          Controls and Procedures
--------          -----------------------

         The Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(c) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended) under the supervision and with the participation of the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO" of the Company. Based on this evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There have been no changes in the Company's internal control over financial reporting during the Company's fourth fiscal quarter ending December 31, 2003, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                  PART III
                                  --------

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
-------           -------------------------------------------------------------
                  Compliance with Section 16(a) of the Exchange Act
                  -------------------------------------------------

         The following information, regarding executive officers and directors of the Company, is as of March 25, 2004.

                           Position with Company and Business Experience
Name and Age               During the Last Five Years
------------               -------------------------------------------------

Laurence A. Schiffer       Director of the Company since April 1987;
      (age 64)             President and Chief Executive Officer of the
                           Company since February 1994; Vice Chairman of the
                           Board since May 1987; President and Chief
                           Executive Officer of Love Real Estate Company and
                           Love Investment Company since 1973; Chairman of
                           Heartland Bank and President of LSHC, the parent company of Heartland Bank since December 1985;
                           Manager of PGIP since 1995; member of the Real
                           Estate Board of Metropolitan St. Louis and the
                           National Association of Real Estate Boards.

Andrew S. Love, Jr.        Chairman of the Company's Board of Directors
      (age 60)             since May 1987; Secretary since February 1994;
                           Chairman of the Board of Love Real Estate Company and Secretary of Love Investment Company since
                           1973; Partner in St. Louis based law firm of Bryan, Cave, McPheeters & McRoberts until 1991;
                           Director of Heartland Bank and Chairman of LSHC, the parent company of Heartland Bank since
                           December 1985; Manager of PGIP since 1995.

         Executive officers of the Company are appointed annually by the Board of Directors to hold office until their successors are appointed and qualify.

         The directors of the Company have determined that the Company does not have an audit committee financial officer serving on its board of directors (which acts as the Company's audit committee). In addition, the Company has not adopted a code of ethics that applies to its principal executive officer and principal financial officer. The Company's decision not to adopt a code of ethics or to have an audit committee financial expert are primarily attributable to the following reasons: (i) as a result of its continuing financial difficulties due to amounts owed on its debt, the Company is focused almost exclusively on the disposition of its remaining real estate; (ii) as described in Item 5, there have been no reported transactions in the Company's Common Stock since January 29, 1991; (iii) the board of directors of the Company consists of only two directors, and (iv) the same person serves as the Company's chief executive officer and chief financial officer.

Item 10.          Executive Compensation
--------          ----------------------

         The Company's Chief Executive Officer is Mr. Laurence A. Schiffer. Because of the Company's impaired financial condition, it does not compensate in any manner Mr. Schiffer or Mr. Love, the Company's only other executive officer, for the services they perform for the Company in that capacity. Management services are provided to the Company by Love Real Estate Company ("LREC") pursuant to that certain Management Consulting Agreement by and between the Company and LREC dated March 25, 1987 (the "Management Agreement"). Mr. Schiffer is an employee of, and receives an annual salary from LREC. Mr. Love receives only a nominal salary from LREC. Neither the Company nor LREC maintains records, which would allow either of them to attribute any portion of the remuneration Mr. Schiffer receives from LREC to the management services he performs for the Company. See Item 12. "Certain Relationships and Related Party Transactions" for additional information about the Management Agreement.

         Neither Mr. Schiffer nor Mr. Love received fees from any source directly attributable to their services as directors of the Company during 2003.

Item 11.          Security Ownership of Certain Beneficial Owners and
--------          ---------------------------------------------------
                  Management and Related Stockholder Matters
                  ------------------------------------------

         The table below provides certain information as of March 25, 2004 regarding the beneficial ownership of the Common Stock and the Preferred Stock by each person known by the Company to be the beneficial owner of more than five percent of either the Common Stock or the Preferred Stock, each director of the Company (which persons are also the Company's only executive officers), and by virtue of the foregoing, the directors and executive officers of the Company as a group.

                                                                                         Percent of Total
                                                                                         ----------------          Percent of
                                                        Common          Preferred       Common    Preferred       Total Voting
                  Name                                  Stock             Stock        Stock(1)     Stock           Power(1)
                  ----                                  -----             -----        --------     -----           --------
         Estate of Harold Vernon                       998,777(2)(3)           -         18.8%         -             13.7%
         Alfred M. Johns                               437,414(4)        125,000(4)       8.2%       6.3%             7.7%
         Love-PGI Partners, L.P.                     2,260,706(5)      1,875,000(5)      42.5%      93.8%            56.5%
         Andrew S. Love, Jr.                         2,263,215(6)      1,875,000(6)      42.5%      93.8%            56.5%
         Laurence A. Schiffer                        2,263,215(7)      1,875,000(7)      42.5%      93.8%            56.5%
         All executive officers and directors
           as a group (2 persons)                    2,263,215(8)      1,875,000(8)      42.5%      93.8%            56.5%

(1) The above table does not include 2,595,356 shares that may be received upon conversion of the Company's Convertible Secured Debentures.
(2) The shares of Common Stock owned by Mr. Vernon are currently in the possession of the Federal Deposit Insurance Corporation ("FDIC") which is the receiver for First American Bank and Trust, Lake Worth, Florida ("First American"). First American previously made a loan to Mr. Vernon, which was secured by these shares. The loan is in default and the Company understands that the FDIC has the right, pursuant to a pledge agreement, to vote the shares at any annual or special meeting of shareholders.
(3) Information obtained from filings made with the Securities and Exchange Commission.
(4) Sole voting and investment power over 302,401 shares of Common Stock; shared voting and investment power over 10,100 shares of Common Stock included in the table which are owned by Mr. John's wife; sole voting and investment power over the 125,000 shares of Preferred Stock.



(5) The controlling general partner of L-PGI is Love Investment Company, a Missouri Corporation owned by Mr. Love, Love family members and trusts, the Estate of Martha Love Symington and Mr. Schiffer. Messrs. Love and Schiffer serve as the executive officers and directors of Love Investment Company.
(6) These shares are the same shares owned by L-PGI and PGIP, LLC. Mr. Love is an indirect owner of L-PGI and PGIP, LLC. See Footnote 5 above and Item 12. "Certain Relationships and Related Transactions" for more information.
(7) These shares are the same shares owned by L-PGI and PGIP, LLC. Mr. Schiffer is an indirect owner of L-PGI and PGIP, LLC. See Footnote 5 above and Item 12. "Certain Relationships and Related Transactions" for more information.
(8) These shares are the same shares reflected in Footnotes 5, 6 and 7. See Footnote 5 above and Item 12. "Certain Relationships and Related Transactions" for more information.
(9)      Addresses for beneficial owners are as follows:

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

         Alfred M. Johns                    Andrew S. Love, Jr.
         One Woodland Drive                 212 So. Central, Suite 201
         Punta Gorda, FL 33950              St. Louis, MO 63105

         As of December 31, 2003, the Company did not have a compensation plan under which its equity securities may be issued.

Item 12.          Certain Relationships and Related Transactions
--------          ----------------------------------------------

         The Company's primary lender debt of $700,000 is with PGIP and is secured by substantially all of the Company's real estate. PGIP became the primary lender in March 1996, with the assignment by First Union, the Company's former primary bank lender, of all its right, title and interest in and to the loan documents. PGIP is 100% owned by LSHC. Messrs. Love and Schiffer own approximately 90% of all of the issued and outstanding voting stock of LSHC and serve as the directors and officers of LSHC. LSHC along with Messrs. Love and Schiffer are the managers of PGIP.

         As further security to the primary lender indebtedness with PGIP, a restricted proceeds escrow was established with the closing of the bulk acreage sale in May 1998. The escrow agreement permits funds to be paid (i) as requested by PGI and agreed to by PGIP, or (ii) as deemed necessary and appropriate by PGIP to protect its interest in the remaining real estate, including its right to receive principal and interest payments on the indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company. At December 31, 2003 and 2002, the restricted escrow balance was $1,000, respectively. PGIP utilized $17,000 in 2002 to pay interest due on the primary lender debt.

         The Company maintains its administration and accounting offices with the offices of LREC in St. Louis, Missouri. LREC, a Missouri Corporation, is an affiliate of L-PGI, and is located at 212 South Central Avenue, Suite 100, St. Louis, Missouri 63105. A fee of $2,800 per month was paid to LREC in 2003 and 2002. The following is a list of services provided:

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

         Effective as of March 25, 1987, the Company entered into the Management Agreement with LREC. As a consultant to the Company and in addition to the above services, LREC provides other services including, but not limited to, strategic planning, marketing, and financing as requested by the Company. In consideration for these consulting services, the Company pays LREC a quarterly consulting fee of one-tenth of one percent of the book value of the Company's assets, plus reasonable out-of-pocket expenses. As of December 31, 2003, the book value of the Company's assets was approximately $1.5 million. Consulting fees totaling $6,000 were accrued during 2003 and 2002, respectively. The Company made a payment of $1,000 in 2002 for consulting fees. As of December 31, 2003 and 2002, a total of $11,000 and $5,000, respectively, of unpaid fees had accrued under the Management Agreement.

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

         As of December 31, 2003, Love-1989 held $796,950 in principal amount of the Debentures with respect to which there was at that date accrued and unpaid interest in the amount of $4,958,000. In 1990, $703,050 principal amount of the Debentures was transferred by Love-1989 to one of its (now former) limited partners. That former limited partner continues to hold such Debentures and as of December 31, 2003 there was accrued and unpaid interest with respect thereto in the amount of $4,294,000.

         In 1985, a corporation owned by Alfred M. Johns, the former Chairman of the Company, and his family made an uncollateralized loan to the Company, which at December 31, 2003 had an outstanding balance, excluding accrued interest, of $176,000. Besides being a direct owner of Common and Preferred Stock, Mr. Johns has no other direct or indirect affiliations with the Company.

         From time to time, the Company invests in short term debt obligations with an affiliate of L-PGI, the Company's preferred shareholder, Love Investment Company. The balance receivable at December 31, 2003 and 2002 was $340,000 and $540,000 respectively. Interest on the loans was $34,000 and $36,000 for 2003 and 2002.

         In 2003 the Company incurred expenses totalling $25,000 for the services of Hallmark Senior Housing, Inc., a related entity, to handle analysis of real estate owned and options available. This effort resulted in an increase in lot sales in 2003.

         The Company believes that the affiliated transactions are on terms comparable to those, which would be obtained from unaffiliated persons.

Item 13.          Exhibits & Reports on Form 8-K
--------          ------------------------------

(a)      Exhibits
         Reference is made to the Exhibit Index contained on pages 38 to 42 herein for a list of exhibits including each management contract, compensatory plan or arrangement required to be filed under this Item.

(b)      Reports on Form 8-K.
         None were filed in the fourth quarter of 2003.

Item 14.          Principal Accountant Fees and Services
--------          --------------------------------------

         Audit and tax fees rendered by BKD, LLP the principal accountant of the Company, for the fiscal years ended December 31, 2003 and December 31, 2002 were:

                                                   2003           2002
                                                   ----           ----
                  Audit Fees                     $23,300        $21,500
                  Tax Fees                         4,600          7,100
                  All Other Fees                   1,500            ---
                                                 -------        -------
                                                 $29,400        $28,600
                                                 =======        =======

         Services for other fees relate to the merger in 2003 of some inactive entities into their respective parent company.

                      PGI INCORPORATED AND SUBSIDIARIES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March, 2004.

                                            PGI INCORPORATED
                                            (Registrant)

Date:  March 30, 2004                       By: /s/ Laurence A. Schiffer
       --------------                           ------------------------
                                            Laurence A. Schiffer, President
                                            (Duly Authorized Officer and
                                            Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                              Date


/s/ Andrew S. Love, Jr.      Chairman of the Board              March 30, 2004
-----------------------      Secretary
Andrew S. Love


/s/ Laurence A. Schiffer     Vice Chairman of the Board,        March 30, 2004
------------------------     President, Principal Executive
Laurence A. Schiffer         Officer, Principal Financial
                             Officer, and Principal Accounting
                             Officer

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

13.      Inapplicable.

14.      Inapplicable.

16.      Inapplicable.

18.      Inapplicable.

20.      Inapplicable.

21.      Subsidiaries of the Registrant, filed herein.

22.      Inapplicable.

23.      Inapplicable.

24.      Inapplicable.

31.1 Principal Executive Officer certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein.

31.2 Principal Financial Officer certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein.

32.1     Principal Executive Officer Certification pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein.

32.2     Principal Financial Officer Certification pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein.