Form 10QSB
period 2004-03-31
PGI INC
filed 2004-05-17
CIK 81157

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10 - QSB

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended    March 31, 2004
                                                 --------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    --------------

         Commission File Number        1-6471
                                ---------------------

         PGI INCORPORATED
         ----------------
         (Exact name of small business issuer as specified in its charter)

                    FLORIDA                            59-0867335
         ----------------------------              -------------------
         (State or other jurisdiction               (I.R.S. Employer
               of incorporation)                   Identification No.)

         212 SOUTH CENTRAL, SUITE 100, ST. LOUIS, MISSOURI  63105
         --------------------------------------------------------------------
         (Address of principal executive offices)

         (314) 512-8650
         --------------
         (Issuer's telephone number)

         N/A
         --------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if changed since last report)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X   No
                      ---     ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 12, 2004, there were 5,317,758 shares of the Registrant's common stock, $.10 par value, outstanding.

         Transitional Small Business Disclosure Format (Check one):

                  Yes      No  X
                      ---     ---

                      PGI INCORPORATED AND SUBSIDIARIES

                                Form 10 - QSB
                    For the Quarter Ended March 31, 2004
                              Table of Contents
                              -----------------

                                                                   Form 10 - QSB
                                                                      Page No.
                                                                   -------------

PART I          Financial Information

       Item 1.  Financial Statements
                Consolidated Statements of Financial Position
                  March 31, 2004 (Unaudited) and December 31, 2003       3

                Consolidated Statements of Operations (Unaudited)
                  Three Months Ended March 31, 2004 and 2003             4

                Condensed Consolidated Statements of Cash Flows
                  (Unaudited)
                  Three Months Ended March 31, 2004 and 2003             5

                  Notes to Consolidated Financial Statements
                    (Unaudited)                                        6 - 11

       Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations       12 - 15

       Item 3.  Controls and Procedures                                 15


PART II         Other Information

       Item 1.  Legal Proceedings                                       16

       Item 2.  Changes in Securities and Small Business Issuer
                  Purchases of Equity Securities                        16

       Item 3.  Defaults Upon Senior Securities                         16

       Item 4.  Submission of Matters to a Vote of Security Holders     16

       Item 5.  Other Information                                       16

       Item 6.  Exhibits and Reports on Form 8 - K                      17

SIGNATURES                                                              18

EXHIBIT INDEX                                                           19

Part I          Financial Information

       Item 1.  Financial Statements
                --------------------

                                PGI INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                         ($ in thousands)
                                                                   March 31,         December 31,
                                                                     2004                2003
                                                                     ----                ----
                                                                  (Unaudited)
ASSETS
     Cash and cash equivalents                                     $    343            $    250
     Restricted cash                                                      1                   1
     Receivables                                                        364                 377
     Land and improvement inventories                                   628                 670
     Other assets                                                       168                 168
                                                                   --------            --------
                                                                   $  1,504            $  1,466
                                                                   ========            ========

LIABILITIES
     Accounts payable & accrued expenses                           $     76            $     69
     Accrued real estate taxes                                          385                 402
     Deferred credits                                                     2                   3
     Accrued interest:
         Primary Lender                                                   5                   5
         Debentures                                                  20,018              19,406
         Other                                                        2,177               2,160
     Credit Agreements -
         Primary lender                                                 700                 700
         Notes payable                                                1,198               1,198
     Subordinated debentures payable                                  9,059               9,059
     Convertible debentures payable                                   1,500               1,500
                                                                   --------            --------
                                                                   $ 35,120            $ 34,502
                                                                   ========            ========

STOCKHOLDERS' DEFICIENCY
     Preferred stock, par value $1.00 per share; authorized
         5,000,000 shares; 2,000,000 Class A cumulative
         convertible shares issued and outstanding; (liquidation
         preference of $8,000,000 and cumulative dividends)        $  2,000            $  2,000
     Common stock, par value $.10 per share;
         authorized 25,000,000 shares; 5,317,758
         shares issued and outstanding                                  532                 532
     Paid in capital                                                 13,498              13,498
     Accumulated deficit                                            (49,646)            (49,066)
                                                                   --------            --------
                                                                    (33,616)            (33,036)
                                                                   --------            --------
                                                                   $  1,504            $  1,466
                                                                   ========            ========

See accompanying notes to consolidated financial statements.

Part I          Financial Information (Continued)

                      PGI INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   ($ in thousands, except per share data)
                                 (Unaudited)

                                                     Three Months Ended
                                                     ------------------
                                                   March 31,      March 31,
                                                     2004           2003
                                                     ----           ----
REVENUES
     Real Estate Sales                             $   160         $    21
     Interest Income                                    10              12
     Other Income                                        4               1
                                                   -------         -------
                                                   $   174         $    34
                                                   =======         =======

COSTS AND EXPENSES
     Cost of Real Estate Sales                     $    61         $     5
     Interest                                          645             591
     Taxes & Assessments                                 3              12
     Consulting & Accounting                            10              10
     Legal & Professional                               25              31
     General & Administrative                           10              14
                                                   -------         -------
                                                       754             663
                                                   -------         -------
NET (LOSS)                                         $  (580)        $  (629)
                                                   =======         =======

NET (LOSS) PER SHARE (*)                           $  (.14)        $  (.15)
                                                   =======         =======

* Considers the effect of cumulative preferred dividends in arrears for the three months ended March 31, 2004 and 2003.

See accompanying notes to consolidated financial statements.

Part I          Financial Information (Continued)

                              PGI INCORPORATED AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       ($ in thousands)
                                         (Unaudited)

                                                                        Three Months Ended
                                                                        ------------------
                                                                    March 31,        March 31,
                                                                      2004             2003
                                                                      ----             ----

Net cash provided by (used in) operating activities                  $   94           $  (27)
                                                                     ------           ------
Cash flows from investing activities:

     Purchases of inventory and deferred expenditures                    (1)              (6)
     Proceeds from notes receivables                                      -                1
                                                                     ------           ------
     Net cash provided by (used in) investing activities                 (1)              (5)
                                                                     ------           ------


Net increase (decrease) in cash                                          93              (32)

Cash at beginning of period                                             250               93
                                                                     ------           ------

Cash at end of period                                                $  343           $   61
                                                                     ======           ======

See accompanying notes to consolidated financial statements.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (Unaudited)

(1)      Basis of Presentation

         The accompanying unaudited consolidated financial statements of PGI Incorporated and its subsidiaries (the "Company")have been prepared in accordance with the instructions to Form 10 - QSB and therefore do not include all disclosures necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The Company's independent accountants included an explanatory paragraph regarding the Company's ability to continue as a going concern in their opinion on the Company's consolidated financial statements for the year ended December 31, 2003.

         The consolidated balance sheet as of December 31, 2003 has been derived from the audited consolidated balance sheet as of that date.

         The Company remains in default under the indentures governing its unsecured subordinated and convertible debentures and in default of its primary debt obligations. (See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 9, 10, 11, and 16 to the Company's consolidated financial statements for the year ended December 31, 2003, as contained in the Company's Annual Report on Form 10 - KSB).

         All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the three months ended March 31, 2004 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2004 or any other interim period.

(2)      Per Share Data

         Basic per share amounts are computed by dividing net income (loss), after considering cumulative dividends in arrears on the Company's preferred stock, by the average number of common shares and common stock equivalents outstanding. For this purpose, the Company's cumulative convertible preferred stock and collateralized convertible debentures are not deemed to be common stock equivalents. The average number of common shares outstanding for the three months ended March 31, 2004 and 2003 was 5,317,758.

         Diluted per share amounts are computed by dividing net income
         (loss) by the average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures into shares of common stock. For the three months ended March 31, 2004 and 2003, the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

         The following is a summary of the calculations used in computing basic and diluted (loss) per share for the three months ended March 31, 2004 and 2003.

                                                        Three Months Ended
                                                        ------------------
                                                    March 31,         March 31,
                                                      2004              2003
                                                      ----              ----
         Net (Loss)                                 $(580,000)        $(629,000)
         Preferred Dividends                        $(160,000)        $(160,000)
                                                    ---------         ---------
         (Loss) Available to
           Common Shareholders                      $(740,000)        $(789,000)
                                                    =========         =========
         Weighted Average Number
           Of Shares Outstanding                    5,317,758         5,317,758
         Basic and Diluted (Loss)
           Per Share                                    $(.14)            $(.15)

(3)      Statement of Cash Flows

         The Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows", which requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. Interest paid for the three months ended March 31, 2004 and 2003 was $16,000 and $17,000 respectively.

(4)      Restricted Cash

         Restricted cash includes restricted proceeds held by the primary lender as collateral for debt repayment.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

(5)      Receivables
         Net receivables consisted of:

                                                     March 31,      December 31,
                                                       2004             2003
                                                       ----             ----
                                                         ($ in thousands)
         Contracts receivable on homesite sales       $    64         $    64
         Less:  Allowance for cancellations               (64)            (64)
                                                      -------         -------
         Net receivables on real estate sales               -               -
         Other notes receivable - trade                     1              21
         Other notes receivable - related party           340             340
         Other interest receivable                         23              16
                                                      -------         -------
                                                      $   364         $   377
                                                      =======         =======

(6)      Land and Improvements
         Land and improvement inventories consisted of:

                                                     March 31,      December 31,
                                                       2004             2003
                                                       ----             ----
                                                         ($ in thousands)

         Unimproved land                              $   613         $   613
         Fully improved land                               15              57
                                                      -------         -------
                                                      $   628         $   670
                                                      =======         =======

(7)      Property and Equipment
         Property and Equipment consisted of:

                                                     March 31,      December 31,
                                                       2004             2003
                                                       ----             ----
                                                         ($ in thousands)

         Furniture, fixtures and other equipment      $    31         $    31
         Less:  Accumulated depreciation                  (31)            (31)
                                                      -------         -------
                                                      $     -         $     -
                                                      =======         =======

(8)      Other Assets
         Other assets consisted of:

                                                     March 31,      December 31,
                                                       2004             2003
                                                       ----             ----
                                                         ($ in thousands)

         Deposit with Trustee of 6-1/2% debentures    $   161         $   160
         Other                                              7               8
                                                      -------         -------
                                                      $   168         $   168
                                                      =======         =======

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

(9)      Accounts Payable and Accrued Expenses
         Accounts payable and accrued expenses consisted of:

                                                     March 31,      December 31,
                                                       2004             2003
                                                       ----             ----
                                                         ($ in thousands)

         Accounts payable                             $    59         $    24
         Accrued audit & professional                      16              27
         Accrued consulting fees                            -              11
         Accrued legal                                      -               6
         Accrued miscellaneous                              1               1
                                                      -------         -------
                                                      $    76         $    69
                                                      =======         =======

         Accrued Real Estate Taxes consisted of:

         Current real estate taxes                    $    11         $    11
         Delinquent real estate taxes                     374             391
                                                      -------         -------
                                                      $   385         $   402
                                                      =======         =======

 (10) Primary Lender Credit Agreements, Notes Payable, Subordinated and Convertible Debentures Payable
         Credit agreements with the Company's primary lender and notes payable consisted of the following:

                                                     March 31,      December 31,
                                                       2004             2003
                                                       ----             ----
                                                         ($ in thousands)
         Credit agreements - primary lender:
            (maturing July 8, 1997, bearing interest
            at prime plus 5%)                         $   700         $   700
         Notes payable - $1,176,000
            bearing interest at prime plus 2%           1,198           1,198
                                                      -------         -------
                                                      $ 1,898         $ 1,898
                                                      =======         =======
         Subordinated debentures payable:

            At 6-1/2% interest; due June 1991         $ 1,034         $ 1,034
            At 6% interest; due May 1, 1992             8,025           8,025
                                                      -------         -------
                                                      $ 9,059         $ 9,059
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
                                                          =======     =======

(11)     Real Estate Sales and Other Income
         Real Estate Sales and Cost of Sales for the three months ended March 31, 2004 and 2003 were as follows:

                                                         Three Months Ended
                                                         ------------------
                                                     March 31,        March 31,
                                                       2004             2003
                                                       ----             ----
                                                         ($ in thousands)

         Real Estate Sales                            $   160         $    21
         Cost of Sales                                     61               5

         Other income for the three months ended March 31, 2004 and 2003 was $4,000 and $1,000 respectively. The other income mainly consists of recoveries of contracts receivable which have been fully provided for.

(12)     Income Taxes

         At December 31, 2003, the Company had an operating loss carryforward of approximately $33,000,000 to reduce future taxable income. These operating losses expire at various dates through 2022.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

         The following summarizes the temporary differences of the Company at December 31, 2003 at the current statutory rate:
                                                               ($ in thousands)
         Deferred tax asset:
           Net operating loss carryforward                         $ 12,898
           Adjustments to reduce land to net realizable value            12
           Expenses capitalized under IRC 263(a)                         56
           Valuation allowance                                      (12,794)
                                                                   --------
                                                                        172

         Deferred tax liability:
           Basis difference of land and improvement inventories         172
                                                                   --------
         Net deferred tax asset                                    $      -
                                                                   ========

                      PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note

         The Company's business focus and emphasis recently has been to concentrate its sales and marketing efforts on the disposition of its remaining real estate, as a result of its continuing financial difficulties due to the principal and interest owed on its debt.

         Presently, the most valuable remaining asset is a parcel of 366 acres located in Hernando County, Florida. The Company also owns about 100 acres in scattered sites in Charlotte County, Florida, but most of these are subject to easements which markedly reduce value and/or consist of wetlands of indeterminate value. As of March 31, 2004, the Company also owns 3 single family lots, located in Citrus County, Florida. In addition, the Company has been actively pursuing collection on delinquent contract receivables from home site sales. The Company is in the process of foreclosing on 12 lots, which represent the remaining contracts receivable outstanding as of March 31, 2004.

         The 366 acre parcel in Hernando County is difficult to value because of uncertainty related to the possible extension of the Suncoast Expressway, which terminates on the south side of Route 98 opposite the subject property. Debate continues over whether the Suncoast Expressway will be continued, which would most certainly require acquisition of at least part of the property. Further, there are currently several potential corridors under discussion for such continuation, making it impossible to predict which part of the property would be most affected. Development and/or sale plans for this parcel as a result are necessarily held in abeyance pending the decisions about the Suncoast Expressway. Present activity on the 366 acre parcel primarily derives from a pipeline taking in contiguous property and negotiation over the value of that taking.

Results of Operations

         Revenues for the first three months of 2004 increased by $140,000 to $174,000 from $34,000 for the comparable 2003 period reflecting increased real estate sales revenue in the current year. Expenses for the three month period ended March 31, 2004 increased by $91,000 when compared to the same period in 2003, reflecting increases in cost of sales and interest expense. As a result, a net loss of $580,000 was incurred for the first three months of 2004 compared to a net loss of $629,000 for the first three months of 2003. After consideration of cumulative preferred dividends in arrears, totaling $160,000 for each of the three months ended March 31, 2004 and 2003 ($.05 per share of common stock), a net loss per share of $(.14) and $(.15), respectively, was reported for the three month periods ended March 31, 2004 and 2003.

         Real Estate Sales and Cost of Sales consisted of:
                                                         Three Months Ended
                                                      March 31,       March 31,
                                                        2004            2003
                                                        ----            ----
                                                          ($ in thousands)

         Real Estate Sales                            $  160          $   21
         Cost of Sales                                    61               5

Other income for the three months ended March 31, 2004 and 2003 was $4,000 and $1,000, respectively. Other income primarily consists of recoveries of contracts receivable which had been fully provided for cancellation.

                      PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         As of March 31, 2004, the Company remained in default of its primary lender indebtedness with PGIP, LLC ("PGIP"). PGIP holds restricted funds of the Company pursuant to an escrow agreement whereby funds may be disbursed (i) as requested by PGI and agreed to by PGIP, or (ii) as deemed necessary and appropriate by PGIP, in either case, to protect PGIP's interest in the Retained Acreage (as hereinafter defined), including PGIP's right to receive principal and interest under the note agreement securing the remaining indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company. The restricted escrow held by the primary lender was $1,000 at March 31, 2004 and December 31, 2003. The Company utilized $239,000 of the restricted escrow in April, 2002 to invest in a short term note with an affiliate of L-PGI, the Company's preferred shareholder, Love Investment Company. The real estate owned by the Company that has not been sold, totaling 366 acres (the "Retained Acreage"), remains subject to the primary lender indebtedness.

         Contracts receivable on homesite sales and related receivables are fully provided for cancellation at March 31, 2004 and December 31, 2003. The Company has been actively pursuing collection on the delinquent contract receivables. An assessment is made for each contract receivable as to the economic benefit of reacquisition of the lot, which serves as collateral for such contract receivable, considering the cost of foreclosure, delinquent taxes and association fees due, and estimated current sale value of such lot. For those contract receivables with an anticipated economic benefit, foreclosure action is begun in the absence of payment or receipt of a quit claim deed of the property back to the Company.

         Cash provided by operating activities for the three months ended March 31, 2004 was $94,000 compared to cash used of $27,000 for the comparable 2003 period. Net cash used in investing activities during the three months ended March 31, 2004 included $1,000 in purchases of inventory and deferred expenditures. Net cash used in investing activities during the three months ended March 31, 2003 included $6,000 in purchases of inventory and deferred expenditures less $1,000 in proceeds from a note receivable.

                      PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Analysis of Financial Condition

         Total assets increased by $38,000 at March 31, 2004 compared to total assets at December 31, 2003, reflecting the following changes:


                                                           March 31,        December 31,         Increase
                                                             2004               2003            (Decrease)
                                                             ----               ----            ----------
                                                                         ($ in thousands)
         Cash and cash equivalents                         $  343             $  250               $ 93
         Restricted cash                                        1                  1                  -
         Receivables                                          364                377                (13)
         Land and improvement inventories                     628                670                (42)
         Other assets                                         168                168                  -
                                                           ------             ------                ---
                                                           $1,504             $1,466                $38
                                                           ======             ======                ===

         Liabilities were approximately $35.1 million at March 31, 2004 compared to approximately $34.5 million at December 31, 2003, reflecting the following changes:

                                                           March 31,        December 31,         Increase
                                                             2004               2003            (Decrease)
                                                             ----               ----            ----------
                                                                         ($ in thousands)
         Accounts payable & accrued expenses               $    76            $    69              $  7
         Accrued real estate taxes                             385                402               (17)
         Deferred credits                                        2                  3                (1)
         Accrued interest                                   22,200             21,571               629
         Credit agreements - primary lender                    700                700                 -
         Notes                                               1,198              1,198                 -
         Convertible subordinated
            debentures payable                               9,059              9,059                 -

         Convertible debentures payable                      1,500              1,500                 -
                                                           -------            -------              ----
                                                           $35,120            $34,502              $618
                                                           =======            =======              ====


         The Company has aggressively taken steps to curtail and simplify operations as well as concentrate on major bulk sales of its undeveloped acreage. The Company remains totally dependent upon the sale of property to fund its operations and debt service requirements.

                      PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         The Company remains in default of the entire principal plus interest on its subordinated debentures. The amounts due are as indicated in the following table:

                                                                        March 31, 2004
                                                                        --------------
                                                              Principal                 Accrued
                                                              Amount Due                Interest
                                                              ----------                --------
                                                                        ($ in thousands)
         6 1/2% Subordinated debentures due
                   June 1, 1991                                 $1,034                  $   987
         6% Subordinated debentures due
                   May 1, 1992                                   8,025                    9,403
                                                                ------                  -------
                                                                $9,059                  $10,390
                                                                ======                  =======

         The Company does not have funds available to make any payments of either principal or interest on the above debentures.

Forward-Looking Statements
--------------------------
The discussion set forth in this Item 2, as well as other portions of this Form 10-QSB, may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management's perception thereof as of the date of the Form 10-QSB. When used in this Form 10-QSB, words such as "anticipates," "estimates," "believes," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties. Action results of the Company's operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to: changes in the real estate market in Florida and the counties in which the Company owns any property; institution of legal action by the bondholders for collection of any amounts due under the subordinated convertible debentures; continued failure by governmental authorities to make a decision with respect to the Suncoast Expressway as described under Item 2; changes in management strategy; and other factors set forth in reports and other documents filed by the Company with the Securities and Exchange Commission from time to time.

Item 3. Controls and Procedures

         We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2004. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2004, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                      PGI INCORPORATED AND SUBSIDIARIES

PART II  Other Information

Item 1.  Legal Proceedings

         As previously reported by the Company, a tax matter relating to the 1997 agricultural exemption status on the undeveloped Sugarmill Woods property remains in dispute on a matter of timely filing of petition for such exemption. In June 2002, the District Court of Appeals denied the agricultural exemption for 1997, and the Company filed a motion for rehearing. In November 2003, the trial court conducted an evidentiary hearing on the Company's motion for rehearing, but the motion was denied. An appeal to the District Court of Appeals was filed by the Company and is pending. The Company does not believe that the resolution of this matter will have a material effect on its financial position.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         See discussion in Item 2 with respect to defaults on the Company's subordinated debentures and collateralized convertible debentures, which discussion is incorporated herein by this reference.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8 - K

         (a) Exhibits - reference is made to the Exhibit Index hereof for a list of exhibits filed under this Item.

         (b) No report on Form 8 - K was filed during the quarter ended March 31, 2004.

                      PGI INCORPORATED AND SUBSIDIARIES


                                 SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PGI INCORPORATED
                              ----------------
                                (Registrant)

Date: May 17, 2004                         /s/ Laurence A Schiffer
      ------------                         -----------------------
                                           Laurence A. Schiffer
                                           President
                                           (Duly Authorized Officer, Principal
                                           Executive Officer and Principal
                                           Financial Officer)

PGI INCORPORATED AND SUBSIDIARIES

EXHIBIT INDEX
-------------

2.       Inapplicable.

3.(i)    Inapplicable.

3.(ii)   Inapplicable.

4.       Inapplicable.

10.      Inapplicable.

11. Statement re: Computation of Per Share Earnings (Set forth in Note 2 of the Notes to Consolidated Financial Statements herein).

15.      Inapplicable.

18.      Inapplicable.

19.      Inapplicable.

20.      Inapplicable.

22.      Inapplicable.

23.      Inapplicable.

24.      Inapplicable.

31.1 Principal Executive Officer certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Principal Financial Officer certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Chief Executive Officer certification pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     Chief Financial Officer certification pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.