Form 10QSB
period 2004-06-30
PGI INC
filed 2004-08-13
CIK 81157

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10 - QSB

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended     June 30, 2004
                                                 ----------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------    ---------------

         Commission File Number        1-6471
                                --------------------

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

         N/A
         ---------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if changed since last report)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes     X        No
                      ----------      ----------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 12, 2004, there were 5,317,758 shares of the Registrant's common stock, $.10 par value, per share, outstanding.

         Transitional Small Business Disclosure Format (Check one):

                  Yes              No     X
                      ----------      ----------

                                      PGI INCORPORATED AND SUBSIDIARIES

                                                Form 10 - QSB
                                     For the Quarter Ended June 30, 2004
                                              Table of Contents
                                              -----------------

                                                                                               Form 10 - QSB
                                                                                                  Page No.
                                                                                                  --------
PART I                   Financial Information

             Item 1.     Financial Statements
                         Consolidated Statements of Financial Position
                              June 30, 2004 (Unaudited) and December 31, 2003                        3

                         Consolidated Statements of Operations (Unaudited)
                              Three and Six Months Ended June 30, 2004 and 2003                      4

                         Condensed Consolidated Statements of Cash Flows (Unaudited)
                              Six Months Ended June 30, 2004 and 2003                                5

                              Notes to Consolidated Financial Statements (Unaudited)               6 - 11

             Item 2.     Management's Discussion and Analysis or
                              Plan of Operation                                                   12 - 15

             Item 3.     Controls and Procedures                                                    15


PART II                  Other Information

             Item 1.     Legal Proceedings                                                          16

             Item 2.     Changes in Securities and Small Business Issuer Purchases of
                              Equity Securities                                                     16

             Item 3.     Defaults Upon Senior Securities                                            16

             Item 4.     Submission of Matters to a Vote of Security Holders                        16

             Item 5.     Other Information                                                          16

             Item 6.     Exhibits and Reports on Form 8 - K                                         17

SIGNATURES                                                                                          18


EXHIBIT INDEX                                                                                       19

Part I             Financial Information

         Item 1.   Financial Statements
                   --------------------

                                      PGI INCORPORATED AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                               ($ in thousands)

                                                                      June 30,                   December 31,
                                                                       2004                          2003
                                                                       ----                          ----
                                                                    (Unaudited)
ASSETS
     Cash and cash equivalents                                        $    513                     $    250
     Restricted cash                                                         1                            1
     Receivables                                                           600                          377
     Land and improvement inventories                                      628                          670
     Other assets                                                          167                          168
                                                                      --------                     --------
                                                                      $  1,909                     $  1,466
                                                                      ========                     ========

LIABILITIES
     Accounts payable & accrued expenses                              $     46                     $     69
     Accrued real estate taxes                                             375                          402
     Deferred credits                                                        1                            3
     Accrued interest:
     Primary Lender                                                          5                            5
     Debentures                                                         20,646                       19,406
     Other                                                               2,195                        2,160
Credit Agreements -
     Primary lender                                                        700                          700
     Notes payable                                                       1,198                        1,198
     Subordinated debentures payable                                     9,059                        9,059
     Convertible debentures payable                                      1,500                        1,500
                                                                      --------                     --------
                                                                      $ 35,725                     $ 34,502
                                                                      --------                     --------

STOCKHOLDERS' DEFICIENCY
     Preferred stock, par value $1.00 per share;
         authorized 5,000,000 shares; 2,000,000
         Class A cumulative convertible shares issued
         and outstanding; (liquidation preference of
         $8,000,000 and cumulative dividends)                            2,000                        2,000
     Common stock, par value $.10 per share;
         authorized 25,000,000 shares; 5,317,758
         shares issued and outstanding                                     532                          532
Paid in capital                                                         13,498                       13,498
Accumulated deficit                                                    (49,846)                     (49,066)
                                                                      --------                     --------
                                                                       (33,816)                     (33,036)
                                                                      --------                     --------
                                                                      $  1,909                     $  1,466
                                                                      ========                     ========

See accompanying notes to consolidated financial statements.

Part I             Financial Information (Continued)

                                PGI INCORPORATED AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                             ($ in thousands, except per share data)
                                           (Unaudited)

                                          Three Months Ended               Six Months Ended
                                          ------------------               ----------------
                                       June 30,        June 30,        June 30,         June 30,
                                         2004            2003            2004             2003
                                         ----            ----            ----             ----
REVENUES
     Real Estate Sales                  $ 500           $  66           $  660           $    87
     Interest Income                        8              10               18                22
     Other Income                           1               3                5                 4
                                        -----           -----           ------           -------
                                          509              79              683               113
                                        -----           -----           ------           -------

COSTS AND EXPENSES
     Cost of Real Estate Sales          $   8           $  15           $   69           $    20
     Interest                             661             604            1,306             1,195
     Taxes & Assessments                   12               9               15                21
     Consulting & Accounting               10              10               20                20
     Legal & Professional                   6              22               31                53
     General & Administrative              12              19               22                33
                                        -----           -----           ------           -------
                                          709             679            1,463             1,342
                                        -----           -----           ------           -------
NET (LOSS)                              $(200)          $(600)          $ (780)          $(1,229)
                                        =====           =====           ======           =======

NET (LOSS) PER SHARE (*)                $(.07)          $(.14)          $ (.21)          $  (.29)
                                        =====           =====           ======           =======


* Considers the effect of cumulative preferred dividends in arrears for the three and six months ended June 30, 2004 and 2003.



See accompanying notes to consolidated financial statements.

Part I             Financial Information (Continued)

                                PGI INCORPORATED AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        ($ in thousands)
                                           (Unaudited)

                                                                           Six Months Ended
                                                                           ----------------
                                                                     June 30,           June 30,
                                                                       2004               2003
                                                                       ----               ----
Net cash provided by (used in) operating activities                    $264               $(35)
                                                                       ----               ----
Cash flows from investing activities:

     Purchases of inventory and deferred expenditures                    (1)                (6)
     Proceeds from notes receivables                                      -                204
                                                                       ----               ----
     Net cash provided by (used in) investing activities                 (1)               198
                                                                       ----               ----


Net increase (decrease) in cash                                         263                163

Cash at beginning of period                                             250                 93
                                                                       ----               ----

Cash at end of period                                                  $513               $256
                                                                       ====               ====


See accompanying notes to consolidated financial statements.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (Unaudited)

(1)      Basis of Presentation

         The accompanying unaudited consolidated financial statements of PGI Incorporated and its subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10 - QSB and therefore do not include all disclosures necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The Company's independent accountants included an explanatory paragraph regarding the Company's ability to continue as a going concern in their opinion on the Company's consolidated financial statements for the year ended December 31, 2003.

         The consolidated balance sheet as of December 31, 2003 has been derived from the audited consolidated balance sheet as of that date.

         The Company remains in default under the indentures governing its unsecured subordinated and convertible debentures and in default of its primary debt obligations. (See Management's Discussion and Analysis or Plan of Operation and Notes 9, 10, 11, and 16 to the Company's consolidated financial statements for the year ended December 31, 2003, as contained in the Company's Annual Report on Form 10 - KSB).

         All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the six months ended June 30, 2004 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2004 or any other interim period.

 (2)     Per Share Data

         Basic per share amounts are computed by dividing net income (loss), after considering cumulative dividends in arrears on the Company's preferred stock, by the average number of common shares and common stock equivalents outstanding. For this purpose, the Company's cumulative convertible preferred stock and collateralized convertible debentures are not deemed to be common stock equivalents. The average number of common shares outstanding for the six months ended June 30, 2004 and 2003 was 5,317,758.

         Diluted per share amounts are computed by dividing net income
         (loss) by the average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures into shares of common stock. For the six months ended June 30, 2004 and 2003, the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

         The following is a summary of the calculations used in computing basic and diluted (loss) per share for the three and six months ended June 30, 2004 and 2003.

                                                         Three Months Ended                  Six Months Ended
                                                         ------------------                  ----------------
                                                     June 30,          June 30,         June 30,          June 30,
                                                       2004              2003             2004              2003
                                                       ----              ----             ----              ----
        Net (Loss)                                  $(200,000)        $(600,000)        $(780,000)      $(1,229,000)
        Preferred Dividends                         $(160,000)        $(160,000)        $(320,000)        $(320,000)
                                                    ---------         ---------       -----------       -----------
        (Loss) Available to
               Common Shareholders                  $(360,000)        $(760,000)      $(1,100,000)      $(1,549,000)
                                                    =========         =========       ===========       ===========
        Weighted Average Number
               Of Shares Outstanding                5,317,758         5,317,758         5,317,758         5,317,758
        Basic and Diluted (Loss)
               Per Share                                $(.07)            $(.14)            $(.21)            $(.29)

(3)      Statement of Cash Flows

         The Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows", which requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. Interest paid for the six months ended June 30, 2004 and 2003 was $32,000 and $67,000 respectively.

(4)      Restricted Cash

         Restricted cash includes restricted proceeds held by the primary lender as collateral for debt repayment.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

(5)      Receivables
         Net receivables consisted of:

                                                                    June 30,               December 31,
                                                                      2004                     2003
                                                                      ----                     ----
                                                                            ($ in thousands)
         Contracts receivable on homesite sales                     $    64                  $    64
         Less:  Allowance for cancellations                             (64)                     (64)
                                                                    -------                  -------
         Net receivables on real estate sales                             -                        -
         Other notes receivable - trade                                 246                       21
         Other notes receivable - related party                         340                      340
         Other interest receivable                                       14                       16
                                                                    -------                  -------
                                                                    $   600                  $   377
                                                                    =======                  =======

(6)      Land and Improvements
         Land and improvement inventories consisted of:

                                                                    June 30,               December 31,
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
                                                                    =======                  =======

(7)      Property and Equipment
         Property and Equipment consisted of:

                                                                    June 30,               December 31,
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
                                                                    =======                  =======

(8)      Other Assets
         Other assets consisted of:

                                                                    June 30,               December 31,
                                                                      2004                     2003
                                                                      ----                     ----
                                                                            ($ in thousands)
         Deposit with Trustee of 6-1/2% debentures                  $   161                  $   160
         Other                                                            6                        8
                                                                    -------                  -------
                                                                    $   167                  $   168
                                                                    =======                  =======

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

(9)      Accounts Payable and Accrued Expenses
         Accounts payable and accrued expenses consisted of:

                                                                    June 30,               December 31,
                                                                      2004                     2003
                                                                      ----                     ----
                                                                            ($ in thousands)
         Accounts payable                                           $    22                  $    24
         Accrued audit & professional                                    22                       27
         Accrued consulting fees                                          2                       11
         Accrued legal                                                    -                        6
         Accrued miscellaneous                                            -                        1
                                                                    -------                  -------
                                                                    $    46                  $    69
                                                                    =======                  =======

         Accrued Real Estate Taxes consisted of:

         Current real estate taxes                                  $     4                  $    11
         Delinquent real estate taxes                                   371                      391
                                                                    -------                  -------
                                                                    $   375                  $   402
                                                                    =======                  =======

 (10) Primary Lender Credit Agreements, Notes Payable, Subordinated and Convertible Debentures Payable
         Credit agreements with the Company's primary lender and notes payable consisted of the following:

                                                                    June 30,               December 31,
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
                                                                    =======                  =======

(11)     Real Estate Sales and Other Income
         Real Estate Sales and Cost of Sales for the three and six months ended June 30, 2004 and 2003 were as follows:

                                            Three Months Ended               Six Months Ended
                                            ------------------               ----------------
                                          June 30,       June 30,         June 30,       June 30,
                                            2004           2003             2004           2003
                                            ----           ----             ----           ----
                                             ($ in thousands)                ($ in thousands)
         Real Estate Sales                 $ 500          $  66            $ 660          $  87
         Cost of Sales                         8             15               69             20

         In the second quarter, the Company completed the sale of two unusual real estate parcels, at the price of $250,000 each. These two parcels were not carried for value on the Company's books, inasmuch as they were undevelopable thin strips of mangrove fringe. However, because of the height of the mangroves, the adjoining property owners purchased these fringe strips in order to be able to enhance the view amenity on their proposed developments.

         Other income for the six months ended June 30, 2004 and 2003 was $5,000 and $4,000 respectively. The other income mainly consists of recoveries of contracts receivable which have been fully provided for.

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
                                                                                         ========

                      PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis or Plan of Operation

Preliminary Note

         The Company's business focus and emphasis recently has been to concentrate its sales and marketing efforts on the disposition of its remaining real estate, as a result of its continuing financial difficulties due to the principal and interest owed on its debt.

         Presently, the most valuable remaining asset is a parcel of 366 acres located in Hernando County, Florida. The Company also owns about 100 acres in various sites which are scattered in Charlotte County, Florida, but most of these are subject to easements which markedly reduce their value and/or consist of wetlands of indeterminate value. As of June 30, 2004, the Company also owns 3 single family lots, located in Citrus County, Florida. In addition, the Company has been actively pursuing collection on delinquent contract receivables from home site sales. The Company is in the process of foreclosing on 12 lots, which represent the remaining contracts receivable outstanding as of June 30, 2004.

         The 366 acre parcel in Hernando County is difficult to value because of uncertainty related to the possible extension of the Suncoast Expressway, which terminates on the south side of Route 98 opposite the subject property. Debate continues over whether the Suncoast Expressway will be continued, which would most certainly require acquisition of at least part of the property. Further, there are currently several potential corridors under discussion for such continuation, making it impossible to predict which part of the property would be most affected. Development and/or sale plans for this parcel as a result are necessarily held in abeyance pending the decisions about the Suncoast Expressway. The sole activity presently concerning this property relates to the installation of a gas pipeline in adjacent property near one of the property's boundaries. The Company is continuing to negotiate with the pipeline company to address the Company's concerns that the presence of such pipeline adversely affects the value of this property.

Results of Operations

         Revenues for the first six months of 2004 increased by $570,000 to $683,000 from $113,000 for the comparable 2003 period reflecting increased real estate sales revenue in the current year. Expenses for the six month period ended June 30, 2004 increased by $121,000 when compared to the same period in 2003, reflecting increases in cost of sales and interest expense. The increase in interest expense is a result of interest accruing on past due interest balances which increase at various intervals throughout the year. As a result, a net loss of $780,000 was incurred for the first six months of 2004 compared to a net loss of $1,229,000 for the first six months of 2003. After consideration of cumulative preferred dividends in arrears, totaling $320,000 for each of the six months ended June 30, 2004 and 2003 ($.10 per share of common stock), a net loss per share of $(.21) and $(.29), respectively, was reported for the six month periods ended June 30, 2004 and 2003.

         Real Estate Sales and Cost of Sales consisted of:

                                            Three Months Ended                      Six Months Ended
                                            ------------------                      ----------------
                                          June 30,       June 30,               June 30,        June 30,
                                            2004           2003                   2004            2003
                                            ----           ----                   ----            ----
                                             ($ in thousands)                       ($ in thousands)
         Real Estate Sales                 $ 500          $  66                  $ 660           $  87
         Cost of Sales                         8             15                     69              20

                      PGI INCORPORATED AND SUBSIDIARIES

         In the second quarter, the Company completed the sale of two unusual real estate parcels, at the price of $250,000 each. These two parcels were not carried for value on the Company's books, inasmuch as they were undevelopable thin strips of mangrove fringe. However, because of the height of the mangroves, the adjoining property owners purchased these fringe strips in order to be able to enhance the view amenity on their proposed developments.

         Other income for the six months ended June 30, 2004 and 2003 was $5,000 and $4,000, respectively. Other income primarily consists of recoveries of contracts receivable which had been fully provided for cancellation.

         As of June 30, 2004, the Company remained in default of its primary lender indebtedness with PGIP, LLC ("PGIP") of $700,000. PGIP holds restricted funds of the Company pursuant to an escrow agreement whereby funds may be disbursed (i) as requested by PGI and agreed to by PGIP, or
(ii) as deemed necessary and appropriate by PGIP, in either case, to protect PGIP's interest in the Retained Acreage (as hereinafter defined), including PGIP's right to receive principal and interest under the note agreement securing the remaining indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company. The restricted escrow held by the primary lender was $1,000 at June 30, 2004 and December 31, 2003. The real estate owned by the Company that has not been sold, totaling 366 acres (the "Retained Acreage"), remains subject to the primary lender indebtedness.

         Contracts receivable on homesite sales and related receivables are fully provided for cancellation at June 30, 2004 and December 31, 2003. The Company has been actively pursuing collection on the delinquent contract receivables. An assessment is made for each contract receivable as to the economic benefit of reacquisition of the lot, which serves as collateral for such contract receivable, considering the cost of foreclosure, delinquent taxes and association fees due, and estimated current sale value of such lot. For those contract receivables with an anticipated economic benefit, foreclosure action is begun in the absence of payment or receipt of a quit claim deed of the property back to the Company.

         Cash provided by operating activities for the six months ended June 30, 2004 was $264,000 compared to cash used of $35,000 for the comparable 2003 period. Net cash used in investing activities during the six months ended June 30, 2004 included $1,000 in purchases of inventory and deferred expenditures. Net cash provided by investing activities during the six months ended June 30, 2003 included $204,000 in proceeds from repayment of a short term note receivable with an affiliate of L-PGI, the Company's preferred shareholder, Love Investment Company less $6,000 in purchases of inventory and deferred expenditures.

                      PGI INCORPORATED AND SUBSIDIARIES

Analysis of Financial Condition

         Total assets increased by $443,000 at June 30, 2004 compared to total assets at December 31, 2003, reflecting the following changes:

                                                          June 30,         December 31,         Increase
                                                            2004               2003            (Decrease)
                                                            ----               ----            ----------
                                                                         ($ in thousands)
         Cash and cash equivalents                         $  513             $  250               $263
         Restricted cash                                        1                  1                  -
         Receivables                                          600                377                223
         Land and improvement inventories                     628                670                (42)
         Other assets                                         167                168                 (1)
                                                           ------             ------               ----
                                                           $1,909             $1,466               $443
                                                           ======             ======               ====


         The increase in receivables relates to a parcel sold in June, 2004 for which the sale proceeds of $246,000 were not received until July, 2004.

         Liabilities were approximately $35.7` million at June 30, 2004 compared to approximately $34.5 million at December 31, 2003, reflecting the following changes:

                                                          June 30,         December 31,         Increase
                                                            2004               2003            (Decrease)
                                                            ----               ----            ----------
                                                                         ($ in thousands)
         Accounts payable & accrued expenses              $    46            $    69             $  (23)
         Accrued real estate taxes                            375                402                (27)
         Deferred credits                                       1                  3                 (2)
         Accrued interest                                  22,846             21,571              1,275
         Credit agreements - primary lender                   700                700                  -
         Notes                                              1,198              1,198                  -
         Convertible subordinated
            debentures payable                              9,059              9,059                  -
         Convertible debentures payable                     1,500              1,500                  -
                                                          -------            -------             ------
                                                          $35,725            $34,502             $1,223
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

                      PGI INCORPORATED AND SUBSIDIARIES

         The Company remains in default of the entire principal plus interest on its subordinated debentures. The amounts due are as indicated in the following table:

                                                                        June 30, 2004
                                                                        -------------
                                                              Principal                  Accrued
                                                              Amount Due                Interest
                                                              ----------                --------
                                                                       ($ in thousands)
         Subordinated debentures:
         ------------------------
         At 61/2%, due June 1, 1991                             $1,034                  $ 1,005

         At 6%, due May 1, 1992                                  8,025                    9,623
                                                                ------                  -------
                                                                $9,059                  $10,628

         Collateralized convertible debentures:
         --------------------------------------
         At 14%, due July 8, 1997                               $1,500                  $10,018


         The Company does not have funds available to make any payments of either principal or interest on the above debentures.

Forward Looking Statements
--------------------------
The discussion set forth in this Item 2, as well as other portions of this Form 10-QSB, may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management's perception thereof as of the date of the Form 10-QSB. When used in this Form 10-QSB, words such as "anticipates," "estimates," "believes," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties. Actual results of the Company's operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to: changes in the real estate market in Florida and the counties in which the Company owns any property; institution of legal action by the bondholders for collection of any amounts due under the subordinated convertible debentures; continued failure by governmental authorities to make a decision with respect to the Suncoast Expressway as described under Item 2; changes in management strategy; and other factors set forth in reports and other documents filed by the Company with the Securities and Exchange Commission from time to time.

Item 3. Controls and Procedures

         We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2004. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2004, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         See discussion in Part 1 Item 2 with respect to defaults on the Company's subordinated debentures and collateralized convertible debentures, which discussion is incorporated herein by this reference.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

                      PGI INCORPORATED AND SUBSIDIARIES

Item 6.  Exhibits and Reports on Form 8 - K

         (a) Exhibits - reference is made to the Exhibit Index hereof for a list of exhibits filed under this Item.

         (b) No report on Form 8 - K was filed during the quarter ended June 30, 2004.

                      PGI INCORPORATED AND SUBSIDIARIES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PGI INCORPORATED
                              ----------------
                                (Registrant)

Date: August 13, 2004                     /s/ Laurence A. Schiffer
      ---------------                     ------------------------
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