Form 10QSB
period 2004-09-30
PGI INC
filed 2004-11-15
CIK 81157

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10 - QSB

(Mark One)
 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended   September 30, 2004
                                                 ----------------------

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        ------------------  ------------------
         Commission File Number   1-6471
                                ----------

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 12, 2004, there were 5,317,758 shares of the Registrant's common stock, $.10 par value, per share, outstanding.

         Transitional Small Business Disclosure Format (Check one):

                  Yes              No     X
                      ----------      ----------

                      PGI INCORPORATED AND SUBSIDIARIES

                                Form 10 - QSB
                  For the Quarter Ended September 30, 2004

                                    Table of Contents
                                    -----------------
                                                                            Form 10 - QSB
                                                                               Page No.
                                                                            -------------

PART I            Financial Information

         Item 1.  Financial Statements
                  Consolidated Statements of Financial Position
                    September 30, 2004 (Unaudited) and December 31, 2003           3

                  Consolidated Statements of Operations (Unaudited)
                    Three and Nine Months Ended September 30, 2004 and 2003        4

                  Condensed Consolidated Statements of Cash Flows (Unaudited)
                    Nine Months Ended September 30, 2004 and 2003                  5

                    Notes to Consolidated Financial Statements (Unaudited)       6 - 11

         Item 2.  Management's Discussion and Analysis or
                    Plan of Operation                                           12 - 15

         Item 3.  Controls and Procedures                                         15

PART II           Other Information

         Item 1.  Legal Proceedings                                               16

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     16

         Item 3.  Defaults Upon Senior Securities                                 16

         Item 4.  Submission of Matters to a Vote of Security Holders             16

         Item 5.  Other Information                                               16

         Item 6.  Exhibits                                                        16

SIGNATURES                                                                        17

EXHIBIT INDEX                                                                     18

Part I             Financial Information

         Item 1.   Financial Statements
                   --------------------

                          PGI INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                   ($ in thousands)
                                                       September 30,     December 31,
                                                           2004              2003
                                                           ----              ----
                                                        (Unaudited)
ASSETS
  Cash and cash equivalents                              $    247          $    250
  Restricted cash                                             251                 1
  Receivables                                                 361               377
  Land and improvement inventories                            628               670
  Other assets                                                179               168
                                                         --------          --------
                                                         $  1,666          $  1,466
                                                         ========          ========

LIABILITIES
  Accounts payable & accrued expenses                    $     50          $     69
  Accrued real estate taxes                                   355               402
  Deferred credits                                              1                 3
  Accrued interest:
  Primary Lender                                                5                 5
  Debentures                                               21,288            19,406
  Other                                                     2,214             2,160
Credit Agreements -
  Primary lender                                              500               700
  Notes payable                                             1,198             1,198
  Subordinated debentures payable                           9,059             9,059
  Convertible debentures payable                            1,500             1,500
                                                         --------          --------
                                                         $ 36,170          $ 34,502
                                                         --------          --------

STOCKHOLDERS' DEFICIENCY
  Preferred stock, par value $1.00 per share;
    authorized 5,000,000 shares; 2,000,000 Class A
    cumulative convertible shares issued and
    outstanding; (liquidation preference of
    $8,000,000 and cumulative dividends)                    2,000             2,000
  Common stock, par value $.10 per share;
    authorized  25,000,000 shares; 5,317,758
    shares issued and outstanding                             532               532
  Paid in capital                                          13,498            13,498
  Accumulated deficit                                     (50,534)          (49,066)
                                                         --------          --------
                                                          (34,504)          (33,036)
                                                         --------          --------
                                                         $  1,666          $  1,466
                                                         ========          ========

See accompanying notes to consolidated financial statements.

Part I             Financial Information (Continued)

                                         PGI INCORPORATED AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                      ($ in thousands, except per share data)
                                                     (Unaudited)

                                                    Three Months Ended                     Nine Months Ended
                                                    ------------------                     -----------------
                                             September 30,      September 30,        September 30,   September 30,
                                                  2004              2003                 2004            2003
                                                  ----              ----                 ----            ----
REVENUES
  Real Estate Sales                             $     4            $   113              $   664         $   200
  Interest Income                                     9                  9                   27              31
  Other Income                                        4                  5                    9               9
                                                -------            -------              -------         -------
                                                     17                127                  700             240
                                                -------            -------              -------         -------

COSTS AND EXPENSES
  Cost of Real Estate Sales                     $     -            $    31              $    69         $    51
  Interest                                          678                618                1,984           1,813
  Taxes & Assessments                                 2                  6                   17              27
  Consulting & Accounting                            10                 10                   30              30
  Legal & Professional                                2                 16                   33              69
  General & Administrative                           13                 16                   35              49
                                                -------            -------              -------         -------
                                                    705                697                2,168           2,039
                                                -------            -------              -------         -------
NET (LOSS)                                      $  (688)           $  (570)             $(1,468)        $(1,799)
                                                =======            =======              =======         =======

NET (LOSS) PER SHARE (*)                        $  (.16)           $  (.14)             $  (.37)        $  (.43)
                                                =======            =======              =======         =======

* Considers the effect of cumulative preferred dividends in arrears for the three and nine months ended September 30, 2004 and 2003.

See accompanying notes to consolidated financial statements.

Part I             Financial Information (Continued)

                               PGI INCORPORATED AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       ($ in thousands)
                                         (Unaudited)

                                                                       Nine Months Ended
                                                                       -----------------
                                                                September 30,     September 30,
                                                                    2004              2003
                                                                    ----              ----

Net cash provided by (used in) operating activities                $ 459              $ (4)
                                                                   -----              ----
Cash flows from investing activities:

  Payment on primary lender indebtedness                            (200)                -
  Payment to restricted cash                                        (250)                -
  Purchases of inventory and deferred expenditures                   (12)               (6)
  Proceeds from notes receivables                                      -               204
                                                                   -----              ----
  Net cash provided by (used in) investing activities               (462)              198
                                                                   -----              ----


Net increase (decrease) in cash                                       (3)              194

Cash at beginning of period                                          250                93
                                                                   -----              ----

Cash at end of period                                              $ 247              $287
                                                                   =====              ====

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

         All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the nine months ended September 30, 2004 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2004 or any other interim period.

 (2)     Per Share Data

         Basic per share amounts are computed by dividing net income (loss), after considering cumulative dividends in arrears on the Company's preferred stock, by the average number of common shares and common stock equivalents outstanding. For this purpose, the Company's cumulative convertible preferred stock and collateralized convertible debentures are not deemed to be common stock equivalents. The average number of common shares outstanding for the nine months ended September 30, 2004 and 2003 was 5,317,758.

         Diluted per share amounts are computed by dividing net income
         (loss) by the average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures into shares of common stock. For the nine months ended September 30, 2004 and 2003, the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

         The following is a summary of the calculations used in computing basic and diluted (loss) per share for the three and nine months ended September 30, 2004 and 2003.

                                                       Three Months Ended                  Nine Months Ended
                                                       ------------------                  -----------------
                                                 September 30,      September 30,    September 30,     September 30,
                                                     2004               2003             2004              2003
                                                     ----               ----             ----              ----
        Net (Loss)                                 $(688,000)         $(570,000)      $(1,468,000)      $(1,799,000)

        Preferred Dividends                        $(160,000)         $(160,000)      $  (480,000)      $  (480,000)
                                                   ---------          ---------       -----------       -----------
        (Loss) Available to
           Common Shareholders                     $(848,000)         $(730,000)      $(1,948,000)      $(2,279,000)
                                                   =========          =========       ===========       ===========
        Weighted Average Number
          Of Shares Outstanding                    5,317,758          5,317,758         5,317,758         5,317,758
        Basic and Diluted (Loss)
          Per Share                                    $(.16)             $(.14)            $(.37)            $(.43)

(3)      Statement of Cash Flows

         The Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows", which requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. Interest paid for the nine months ended September 30, 2004 and 2003 was $49,000 and $83,000, respectively.

(4)      Restricted Cash

         Restricted cash includes restricted proceeds held by the primary lender as collateral for debt repayment.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

(5)      Receivables
         Net receivables consisted of:

                                                      September 30,         December 31,
                                                          2004                  2003
                                                          ----                  ----
                                                               ($ in thousands)
         Contracts receivable on homesite sales           $ 64                  $ 64
         Less: Allowance for cancellations                 (64)                  (64)
                                                          ----                  ----
         Net receivables on real estate sales                -                     -
         Other notes receivable - trade                      -                    21
         Other notes receivable - related party            340                   340
         Other interest receivable                          21                    16
                                                          ----                  ----
                                                          $361                  $377
                                                          ====                  ====

(6)      Land and Improvements
         Land and improvement inventories consisted of:

                                                      September 30,         December 31,
                                                          2004                  2003
                                                          ----                  ----
                                                               ($ in thousands)
         Unimproved land                                  $613                  $613
         Fully improved land                                15                    57
                                                          ----                  ----
                                                          $628                  $670
                                                          ====                  ====

(7)      Property and Equipment
         Property and Equipment consisted of:

                                                      September 30,         December 31,
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
                                                          ====                  ====

(8)      Other Assets
         Other assets consisted of:

                                                      September 30,         December 31,
                                                          2004                  2003
                                                          ----                  ----
                                                               ($ in thousands)
         Deposit with Trustee of 6-1/2% debentures        $161                  $160
         Other                                              18                     8
                                                          ----                  ----
                                                          $179                  $168
                                                          ====                  ====

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

(9)      Accounts Payable and Accrued Expenses
         Accounts payable and accrued expenses consisted of:

                                                       September 30,         December 31,
                                                           2004                  2003
                                                           ----                  ----
                                                                ($ in thousands)

         Accounts payable                                 $   25                $   24
         Accrued audit & professional                         21                    27
         Accrued consulting fees                               3                    11
         Accrued legal                                         -                     6
         Accrued miscellaneous                                 1                     1
                                                          ------                ------
                                                          $   50                $   69
                                                          ======                ======

         Accrued Real Estate Taxes consisted of:

         Current real estate taxes                        $    6                $   11
         Delinquent real estate taxes                        349                   391
                                                          ------                ------
                                                          $  355                $  402
                                                          ======                ======

 (10) Primary Lender Credit Agreements, Notes Payable, Subordinated and Convertible Debentures Payable
         Credit agreements with the Company's primary lender and notes payable consisted of the following:

                                                       September 30,         December 31,
                                                           2004                  2003
                                                           ----                  ----
                                                                ($ in thousands)

         Credit agreements - primary lender:
            (maturing July 8, 1997, bearing interest
            at prime plus 5%)                             $  500                $  700
         Notes payable - $1,176,000
            bearing interest at prime plus 2%              1,198                 1,198
                                                          ------                ------
                                                          $1,698                $1,898
                                                          ------                ------
         Subordinated debentures payable:

            At 6-1/2% interest; due June 1991              1,034                 1,034
            At 6% interest; due May 1, 1992                8,025                 8,025
                                                          ------                ------
                                                          $9,059                $9,059
                                                          ------                ------

         Collateralized convertible debentures payable:

            At 14% interest; due July 8, 1997,             1,500                 1,500
            convertible into shares of common stock       ------               -------
            at $1.72 per share                           $12,257               $12,457
                                                         =======               =======

                     PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)



         In September, 2004 the Company made a principal payment of $200,000 to reduce the primary lender indebtedness.

(11)     Real Estate Sales and Other Income
         Real Estate Sales and Cost of Sales for the three and nine months ended September 30, 2004 and 2003 were as follows:

                                             Three Months Ended               Nine Months Ended
                                             ------------------               -----------------
                                        September 30,   September 30,    September 30,   September 30,
                                            2004            2003             2004            2003
                                            ----            ----             ----            ----
                                              ($ in thousands)                 ($ in thousands)

         Real Estate Sales                   $4             $113             $664            $200
         Cost of Sales                        -               31               69              51

         In the second quarter, the Company closed the sale of two unusual real estate parcels, at the price of $250,000 each. These two parcels were not carried for value on the Company's books, inasmuch as they were undevelopable thin strips of mangrove fringe. However, because of the height of the mangroves, the adjoining property owners purchased these fringe strips in order to be able to enhance the view amenity on their proposed developments.

         Other income was $9,000 for the nine months ended September 30, 2004 and 2003, respectively. The other income mainly consists of recoveries of contracts receivable which have been fully provided for.

(12)     Income Taxes

         At December 31, 2003, the Company had an operating loss carryforward of approximately $33,000,000 to reduce future taxable income. These operating losses expire at various dates through 2023.

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

         Presently, the most valuable remaining asset is a parcel of 366 acres located in Hernando County, Florida. The Company also owns about 100 acres in various sites which are scattered in Charlotte County, Florida, but most of these are subject to easements which markedly reduce their value and/or consist of wetlands of indeterminate value. As of September 30, 2004, the Company also owns 4 single family lots, located in Citrus County, Florida. In addition, the Company has been actively pursuing collection on delinquent contract receivables from home site sales. The Company is in the process of foreclosing on 12 lots, which represent the remaining contracts receivable outstanding as of September 30, 2004.

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

Results of Operations

         Revenues for the first nine months of 2004 increased by $460,000 to $700,000 from $240,000 for the comparable 2003 period reflecting increased real estate sales revenue in the current year. Expenses for the nine month period ended September 30, 2004 increased by $129,000 when compared to the same period in 2003, reflecting increases in cost of sales related to such real estate sales and interest expense. The increase in interest expense is a result of interest accruing on past due interest balances which increase at various intervals throughout the year. As a result, a net loss of $1,468,000 was incurred for the first nine months of 2004 compared to a net loss of $1,799,000 for the first nine months of 2003. After consideration of cumulative preferred dividends in arrears, totaling $480,000 for each of the nine months ended September 30, 2004 and 2003 ($.15 per share of common stock), a net loss per share of $(.37) and $(.43), respectively, was reported for the nine month periods ended September 30, 2004 and 2003. The total cumulative preferred dividends in arrears through September 30, 2004 is $6,035,000.

         Real Estate Sales and Cost of Sales consisted of:

                                             Three Months Ended               Nine Months Ended
                                             ------------------               -----------------
                                        September 30,   September 30,    September 30,   September 30,
                                            2004            2003             2004            2003
                                            ----            ----             ----            ----
                                              ($ in thousands)                 ($ in thousands)


         Real Estate Sales                   $4             $113             $664            $200
         Cost of Sales                        -               31               69              51

                        INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis or Plan of Operation (continued)

         In the second quarter of 2004, the Company completed the sale of two unusual real estate parcels, at the PGI price of $250,000 each. These two parcels were not carried for value on the Company's books, inasmuch as they were undevelopable thin strips of mangrove fringe. However, because of the height of the mangroves, the adjoining property owners purchased these fringe strips in order to be able to enhance the view amenity on their proposed developments.

         Other income was $ 9,000 for the nine months ended September 30, 2004 and 2003, respectively. Other income primarily consists of recoveries of contracts receivable which had been fully provided for cancellation.

         As of September 30, 2004, the Company remained in default of its primary lender indebtedness with PGIP, LLC ("PGIP") of $500,000. The Company made a principal payment of $200,000 in September, 2004 to PGIP to reduce the primary lender indebtedness. PGIP holds restricted funds of the Company pursuant to an escrow agreement whereby funds may be disbursed (i) as requested by the Company and agreed to by PGIP, or (ii) as deemed necessary and appropriate by PGIP, in either case, to protect PGIP's interest in the Retained Acreage (as hereinafter defined), including PGIP's right to receive principal and interest under the note agreement securing the remaining indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company. The restricted escrow funds held by PGIP at September 30, 2004 and December 31, 2003 was $ 251,000 and $ 1,000, respectively. The real estate owned by the Company that has not been sold, totaling 366 acres (the "Retained Acreage"), remains subject to the primary lender indebtedness. The Company restored $250,000 of the restricted escrow funds in September, 2004.

         Contracts receivable on homesite sales and related receivables are fully provided for cancellation at September 30, 2004 and December 31, 2003 (See Note 5 of the Company's Notes to Consolidated Financial Statements contained herein). The Company has been actively pursuing collection on the delinquent contract receivables. An assessment is made for each contract receivable as to the economic benefit of reacquisition of the lot, which serves as collateral for such contract receivable, considering the cost of foreclosure, delinquent taxes and association fees due, and estimated current sale value of such lot. For those contract receivables with an anticipated economic benefit, foreclosure action is initiated in the absence of payment or receipt of a quit claim deed of the property back to the Company.

         Cash provided by operating activities for the nine months ended September 30, 2004 was $459,000 compared to cash used of $4,000 for the comparable 2003 period. Net cash used in investing activities during the nine months ended September 30, 2004 included a $200,000 payment on the primary lender indebtedness, a $250,000 payment for restricted cash and $12,000 in purchases of inventory and deferred expenditures. Net cash provided by investing activities during the nine months ended September 30, 2003 included $204,000 in proceeds from repayment of a short term note receivable from Love Investment Company, an affiliate of L-PGI, the Company's preferred shareholder, less $6,000 in purchases of inventory and deferred expenditures.

                      PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis or Plan of Operation (continued)

Analysis of Financial Condition

         Total assets increased by $200,000 at September 30, 2004 compared to total assets at December 31, 2003, reflecting the following changes:


                                                      September 30,        December 31,        Increase
                                                          2004                 2003           (Decrease)
                                                          ----                 ----           ----------
       Cash and cash equivalents                         $  247              $  250              $ (3)
       Restricted cash                                      251                   1               250
       Receivables                                          361                 377               (16)
       Land and improvement inventories                     628                 670               (42)
       Other assets                                         179                 168                11
                                                         ------              ------              ----
                                                         $1,666              $1,466              $200
                                                         ======              ======              ====

         Liabilities were approximately $36.1 million at September 30, 2004 compared to approximately $34.5 million at December 31, 2003, reflecting the following changes:


                                                      September 30,        December 31,        Increase
                                                          2004                 2003           (Decrease)
                                                          ----                 ----           ----------
       Accounts payable & accrued expenses               $    50             $    69           $  (19)
       Accrued real estate taxes                             355                 402              (47)
       Deferred credits                                        1                   3               (2)
       Accrued interest                                   23,507              21,571            1,936
       Credit agreements - primary lender                    500                 700             (200)
       Notes                                               1,198               1,198                -
       Convertible subordinated
         debentures payable                                9,059               9,059                -
       Convertible debentures payable                      1,500               1,500                -
                                                         -------             -------           ------
                                                         $36,170             $34,502           $1,668
                                                         =======             =======           ======

         The Company has aggressively taken steps to curtail and simplify operations as well as concentrate on major bulk sales of its undeveloped acreage. The Company remains totally dependent upon the sale of property to fund its operations and debt service requirements.

                      PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis or Plan of Operation (continued)

         The Company remains in default of the entire principal plus interest on its subordinated and convertible debentures and notes payable. The amounts due are as indicated in the following table:

                                                             September 30, 2004
                                                             ------------------
                                                        Principal            Accrued
                                                       Amount Due            Interest
                                                       ----------            --------
                                                              ($ in thousands)
         Subordinated debentures:
         ------------------------
         At 6 1/2%, due June 1, 1991                     $1,034              $ 1,022
         At 6%, due May 1, 1992                           8,025                9,845
                                                         ------              -------
                                                         $9,059              $10,867
                                                         ======              =======

         Collateralized convertible debentures:
         --------------------------------------
         At 14%, due July 8, 1997                        $1,500              $10,421
                                                         ======              =======

         Notes Payable:
         --------------
         At prime plus 2%                                $1,176              $ 2,214
         Non-interest bearing                                22                    -
                                                         ------              -------
                                                         $1,198              $ 2,214
                                                         ======              =======

         The Company does not have funds available to make any payments of either principal or interest on the above debentures and notes payable.

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

Item 3. Controls and Procedures

         We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2004. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                      PGI INCORPORATED AND SUBSIDIARIES

PART II  Other Information

Item 1.  Legal Proceedings

         As previously reported by the Company, a tax matter relating to the 1997 agricultural exemption status on the undeveloped Sugarmill Woods property remains in dispute on a matter of timely filing of petition for such exemption. In June 2002, the District Court of Appeals denied the agricultural exemption for 1997, and the Company filed a motion for rehearing. In November 2003, the trial court conducted an evidentiary hearing on the Company's motion for rehearing, but the motion was denied. In December 2003, an appeal to the District Court of Appeals was filed by the Company and is pending. The Company does not believe that the resolution of this matter will have a material effect on its financial position.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         See discussion in Part 1 Item 2 with respect to defaults on the Company's subordinated debentures and collateralized convertible debentures and with respect to cumulative preferred dividends in arrears, which discussions are incorporated herein by this reference.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits

         Reference is made to the Exhibit Index hereof for a list of exhibits filed under this Item.

                      PGI INCORPORATED AND SUBSIDIARIES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PGI INCORPORATED
                              ----------------
                                (Registrant)


Date: November 15, 2004                    /s/ Laurence A. Schiffer
      -----------------                    ------------------------
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

3.(ii)   Inapplicable.

4.       Inapplicable.

10.      Inapplicable.

11. Statement re: Computation of Per Share Earnings (Set forth in Note 2 of the Notes to Consolidated Financial Statements herein).

15.      Inapplicable.

18.      Inapplicable.

19.      Inapplicable.

20.      Inapplicable.

22.      Inapplicable.

23.      Inapplicable.

24.      Inapplicable.

31.1 Principal Executive Officer certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2 Principal Financial Officer certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1     Chief Executive Officer certification pursuant to 18 U.S.C.
         Section 1350.

32.2     Chief Financial Officer certification pursuant to 18 U.S.C.
         Section 1350.