Form 10KSB
period 2004-12-31
PGI INC
filed 2005-03-31
CIK 81157

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                 FORM 10-KSB

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended           December 31, 2004
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

                              PGI INCORPORATED
------------------------------------------------------------------------------
               (Name of small business issuer in its charter)

            Florida                                       59-0867335
------------------------------------------------------------------------------
(State or other jurisdiction of                   (IRS Employer Ident. No.)
 incorporation or organization)

212 S. Central, Suite 100           St. Louis, Missouri            63105
------------------------------------------------------------------------------
         (Address of principal executive offices)                (Zip Code)

Issuer's Telephone Number, including area code:         (314)512-8650
                                               -------------------------------

Securities registered pursuant to Section 12 (b) of the Exchange Act:  None

Securities registered pursuant to Section 12 (g) of the Exchange Act:

Common Stock, Par Value $.10 per share
6% Convertible Subordinated Debentures due 1992
6.5% Convertible Subordinated Debentures due 1991

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       X   Yes      No
                     -----      ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.(x)

         State the issuer's revenues for its most recent fiscal year
$719,000.
--------

         The aggregate market value of voting stock held by non-affiliates of the registrant cannot be determined. See Item 5 of Form 10-KSB.

         State the number of shares outstanding of each of the Issuer's classes of common equity as of the last practicable date.

         As of March 31, 2005, 5,317,758 shares of Common Stock, par value
         -----------------------------------------------------------------
$.10 per share were outstanding.
-------------------------------

                      PGI INCORPORATED AND SUBSIDIARIES
                            FORM 10 - KSB - 2004
                     Contents and Cross Reference Index

Part   Item                                                        Form 10-KSB
No.    No.    Description                                            Page No.
---    ---    -----------                                            --------

I      1      Description of Business

                  General................................................3
                  Recent Developments....................................3

       2      Description of Property....................................4

       3      Legal Proceedings..........................................4

       4      Submission of Matters to a Vote of Security Holders........5

II     5      Market for Common Equity, Related Stockholder
                Matters and Small Business Issuer Purchases of
                Equity Securities........................................6

       6      Management's Discussion and Analysis or Plan
                of Operation.............................................7

       7      Financial Statements......................................13

       8      Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.....................31

       8A     Controls and Procedures...................................31

       8B     Other Information ........................................31

III    9      Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act............................................32

       10     Executive Compensation....................................33

       11     Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters..............33

       12     Certain Relationships and Related Transactions............34

       13     Exhibits..................................................37

       14     Principal Accountant Fees and Services....................37

Signatures..............................................................38

Exhibit Index...........................................................39

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

         The Company, a Florida corporation, was founded in 1958, and up until the mid 1990's was in the business of building and selling homes, developing and selling home sites and selling undeveloped or partially developed tracts of land. In the last 10 years the Company's business focus and emphasis changed substantially as it concentrated its sales and marketing efforts almost exclusively on the disposition of its remaining real estate. This change was prompted by its continuing financial difficulties due to the principal and interest owed on its debt.

         Presently, the most valuable remaining asset is a parcel of 366 acres located in Hernando County, Florida. The Company also owns a number of scattered sites in Charlotte County, Florida (the "Charlotte Property"), but most of these are subject to easements which markedly reduce their value and/or consist of wetlands of indeterminate value. As of December 31, 2004, the Company owned four single family lots, located in Citrus County, Florida. In addition, the Company has been actively pursuing collection on the remainder of lots with delinquent contracts receivable.

         As of January 1, 2005 the Company had no employees, and all services provided to the Company are through contract services.

RECENT DEVELOPMENTS

         The principal remaining real property asset of the Company is a 366 acre undeveloped parcel in Hernando County, Florida, which property is encumbered by a secured creditor claim. An appraisal dated April 2, 2002 was performed by the appraisal firm Gillis and Associates, and they reached a conclusion that the value of this property was $8,000 per acre, and hence $2,928,000 for the parcel. During fiscal year 2003, the Company sold most of its finished single family lot inventory, and, thus, we are primarily focused on the disposition of this property and the Charlotte Property.

         External circumstances make it difficult to forecast the timing or ultimate use of this 366 acre property. Principal among the external factors is that the property is at the present northern termination of the Suncoast Expressway. Planning continues for the proposed northward continuation of the Suncoast Expressway, with the most actively considered routes each predicated on taking part of the subject property. Until and unless the uncertainty regarding the future expansion of the Suncoast Expressway is resolved, planning with respect to this property is difficult. Notwithstanding the foregoing, however, the Company has engaged a land planner to begin suggesting possible development concepts assuming that the Suncoast Expressway is continued with a route at the far western boundary of the property.

         Nine lots foreclosed in Citrus County on February 24, 2005, the Company was granted its claim of $123,000 in delinquent receivables and did not get title of the lots. On March 23, 2005 the Company foreclosed on one lot in Charlotte County for a claim of $28,000 in delinquent receivables. Any gain from these foreclosures will be recognized in 2005.

Item 2.  Description of Property
-------  -----------------------

         The primary asset of the Company is a 366 acre tract of vacant land in Hernando County, Florida. The present zoning, and hence the presently proposed use, is for single family residential lot development. Several factors suggest that this originally planned use may be inappropriate and/or not the best use given present circumstances.

         Foremost among these factors is that the Suncoast Expressway may be extended to the north. Such an extension is almost certain to impact the property, since the probable routes as presently proposed would require a significant part of the tract. Additional factors include the present lack of water and sewers on the site, as well as the lack of roads on the site. Also, about forty acres of the property have been designated in the Hernando County's future land use plan for commercial use rather than single family use. Finally, market demand appears to be shifting away from lots with greenways as originally contemplated in favor of larger estate type lots.

         The Company is presently studying the possible use of the land, but the possible extension of the Suncoast Expressway makes this difficult and the timing of any potential development is uncertain at this time. Other vacant parcels, which could be competitive do exist in the immediate area, most of which do not suffer the same planning constraint concerning the possible extension of the Suncoast Expressway.

         The property is encumbered by the primary lender debt of $500,000 and convertible debentures held by Love 1989 Florida Partners, L.P. which total $6,604,000 in principal and interest at December 31, 2004. The primary lender debt and convertible debentures are past due (See Notes 9 and 11 to the Consolidated Financial Statements under Item 7).

         The next largest group of real property owned by the Company consists of scattered sites in Charlotte County. Substantially all such holdings, however, consist of property that is either (a) subject to easements for high voltage electric transmission lines, (b) subject to development restrictions occasioned by being seriously impacted by wetlands, or (c) minor, oddly shaped parcels. The potential purchaser market for such properties is extremely limited.

         The Company believes the properties are adequately covered by insurance.

Item 3.  Legal Proceedings
-------  -----------------

         The Company is party to lawsuits in the normal course of its business, presently including (i) an action by the Company concerning the value of the pipeline taking for the 366 acre parcel in Hernando County, Florida, and (ii) a dispute regarding the 1997 agricultural exemption status for the undeveloped Sugarmill Woods property. The Company does not believe that the resolution of any of the suits individually, or collectively, will have a material effect on its financial position. (See also Note 15 to the Consolidated Financial Statements under Item 7.)


                                     4

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         A shareholders meeting was not held during the fiscal year ended December 31, 2004.




                                   PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and
-------  ---------------------------------------------------------
         Small Business Issuer Purchases of Equity Securities.
         -----------------------------------------------------

         There is no public trading market for the Company's common equity securities. There have been no reported transactions in the Company's common stock, par value $.10 (the "Common Stock"), since January 29, 1991, with the exception of the tender offer in 2003, described below. No dividends have ever been paid on the Common Stock, and payment of dividends is restricted under the terms of the two indentures pursuant to which the Company's outstanding debentures are issued. As of December 31, 2004 there were 606 holders of record of the Company's Common Stock and approximately 445 debenture holders.

         In an effort to reduce the number of shareholders of record of its Common Stock to less than 500 in 2003, the Board of Directors of the Company had endorsed a tender offer by PGIP, LLC, an affiliate of the Company ("PGIP"), to purchase shares of the Company's Common Stock held by shareholders who hold 99 or fewer shares of such Common Stock at a purchase price of $.50 per share. The tender offer expired on June 12, 2003 and the Company was not successful in reducing the number of shareholders of record of the Common Stock to less than 500 with the intention to deregister the Common Stock with the Securities and Exchange Commission.

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

         The cumulative amount due for these two issues is as follows:

                                                             12/31/2004
                                                      Principal        Unpaid
                                                      Amount Due      Interest
                                                      ----------      --------
                                                          ($ in thousands)

         Subordinated debentures due June 1, 1991       $1,034        $ 1,041
         Subordinated debentures due May 1, 1992         8,025         10,069
                                                        ------        -------
                                                        $9,059        $11,110
                                                        ======        =======

         Both issues have been in payment default for over ten years, and there has been little contact with or on behalf of the bondholders over the past several years. It is unclear whether any action on behalf of the bondholders is presently likely, given the negative net worth of the Company and continuing passage of time. Further, the Company believes that at least a portion of such claims might be barred under the applicable statutes of limitations.

Item 6.  Management's Discussion and Analysis or Plan of Operation (continued)
-------  ---------------------------------------------------------------------


         If such claims are barred, it is possible that the Company would potentially have to record net income in like amount, without the receipt of any cash, and could potentially incur a large tax liability. Any such potential tax liability might be averted and/or mitigated, however, by the utilization of the Company's tax loss carryforwards, which as of December 31, 2004 totaled approximately $35,000,000.

         Even if claims by the subordinated convertible debenture holders are barred in full and there is no cash tax consequence to the Company as a result of the utilization of the tax loss carryforwards, the Company would nonetheless have a substantial Stockholder's Deficiency.

         Similar defenses would not appear to apply to other creditors of the Company, and the credit agreements with the Company's Primary Lender and with the holder of its secured Convertible Debentures hold perfected security interests in assets of the Company.

         Therefore, the Company's major effort and activities have been, and continue to be, to liquidate assets of the Company to pay the ordinary on-going costs of operation of the Company, with any large surplus expected to be used to reduce the balance due to the Primary Lender (or to the holder of the secured Convertible Debentures, as required should the asset sale include their collateral).

         As the Company continues to try to sell its assets, it attempts to realize full market value for each such asset, which may be at substantial variance from its present carrying value. However, the major assets of the Company that remain are both difficult to value and difficult to sell. Certain of these assets may be of so little value and marketability that the Company may elect not to pay the real estate taxes on selected parcels, which may eventually result in a defacto liquidation of such property by subjecting such property to a tax sale.

Item 6.  Management's Discussion and Analysis or Plan of Operation (continued)
-------  ---------------------------------------------------------------------

         Generally, the Company intends to continue to emphasize the liquidation of as many assets as is possible and to use the proceeds to fund the normal cost of operations of the Company and/or to satisfy the requirements of the Company's secured creditors.

RESULTS OF OPERATIONS

         Revenues for the year ended December 31, 2004 increased by $363,000 to $719,000 compared to revenues of $356,000 for the year ended December 31, 2003 reflecting increased real estate sales revenue. The net loss was $2,183,000 ($.53 per share) for 2004 compared to a net loss of $2,414,000 ($.57 per share) for 2003. Included in the 2004 and 2003 earnings per share computation is $640,000 ($.19 per share of Common Stock) of annual cumulative preferred stock dividends in arrears.

Costs and Expenses
------------------

         Expenses for the years 2004 and 2003 were:

                                              2004           2003
                                              ----           ----

         Taxes and Assessments              $35,000        $42,000
         Consulting and Accounting           40,000         40,000
         Legal and Professional              37,000         94,000
         General and Administrative          41,000         66,000

         Taxes and assessments decreased by $7,000 in 2004 due to a smaller land inventory with the increase in real estate sales. Legal and professional and general and administrative expenses decreased in 2004 as a result of the odd lot tender offer in 2003 described in Item 5.

Interest expense for the two years ended December 31, 2004 and 2003 was:

                                              2004           2003
                                              ----           ----
                                               ($ in thousands)
         Interest Expense                    $2,676         $2,445

         Interest expense in 2004 increased by $231,000 compared to 2003 as a result of interest accruing on past due balances which increase at various intervals throughout the year and an increase in interest rates during 2004.

Item 6.  Management's Discussion and Analysis or Plan of Operation (continued)
-------  ---------------------------------------------------------------------


FINANCIAL CONDITION

         Assets increased at December 31, 2004 compared to assets at December 31, 2003 reflecting the following changes:

                                                             Increase
                                  2004          2003        (Decrease)
                                  ----          ----        ---------
                                   ($ in thousands)
Cash and Cash Equivalents        $  201        $  250           (49)
Restricted Cash                     252             1           251
Receivables                         368           377            (9)
Land and Improvement                637           670           (33)
Other Assets                        181           168            13
                                 ------        ------        ------
                                 $1,639        $1,466           173
                                 ======        ======        ======

         Cash decreased by $49,000 to $201,000 at December 31, 2004 compared to $250,000 at December 31, 2003. Net cash provided by operations was $418,000 for the year ended December 31, 2004 compared to net cash used in operations of $41,000 for the year ended December 31, 2003.

         Cash received from operations during 2004 was $732,000, a $380,000 increase from cash received during 2003.

         Cash expended for operations decreased by $79,000 to $314,000 during 2004 from $393,000 in 2003, reflecting decreases in the following classifications; interest payments ($38,000), legal and professional ($38,000), and general and administrative ($19,000) and increases in; real estate operations ($2,000), taxes and assessments ($2,000) and consulting and accounting ($12,000).

         During 2004, $267,000 of cash was used by the Company in investing activities which included $17,000 in purchases of inventory and deferred expenditures and $250,000 as a payment into the restricted escrow funds. The $200,000 of cash used in financing activities in 2004 consisted of a principal payment on the primary lender debt.

         During 2003, investing activities of the Company provided $198,000 of cash which included a repayment of $200,000 from Love Investment Company and proceeds received from another note receivable of $4,000, which were offset by $6,000 in expenditures relating to inventory and deferred expenditures.

         Liabilities were approximately $36,900,000 at December 31, 2004 compared to approximately $34,500,000 at December 31, 2003, reflecting the following changes:

                                                                      Increase
                                              2004         2003      (Decrease)
                                              ----         ----      ----------
                                               ($ in thousands)
Accounts payable and accrued expenses       $    49       $    69      $  (20)
Accrued real estate taxes                       363           402         (39)
Deferred Credits                                  3             3          --
Accrued interest                             24,186        21,571       2,615
Credit agreements - primary
  lender                                        500           700        (200)
Notes payable                                 1,198         1,198           -

Convertible subordinated
  debentures payable                          9,059         9,059           -
Convertible debentures payable                1,500         1,500           -
                                            -------       -------      ------
                                            $36,858       $34,502      $2,356
                                            =======       =======      ======

         The $2,615,000 increase in accrued interest at December 31, 2004 compared to year-end 2003 reflects changes in the following:
                                                                      Increase
                                              2004         2003      (Decrease)
                                              ----         ----      ----------
                                               ($ in thousands)
Primary Lender                              $     4       $     5      $   (1)
Debentures                                   21,948        19,406       2,542
Other                                         2,234         2,160          74
                                            -------       -------      ------
                                            $24,186       $21,571      $2,615
                                            =======       =======      ======

         The accrued interest relating to debentures increased due to the nonpayment of interest on the Company's debentures (see Notes 10 and 11 to the consolidated financial statements under Item 7).

         The Company's capital deficiency increased to $35,219,000 at December 31, 2004 from a $33,036,000 capital deficiency at December 31, 2003, reflecting the 2004 operating loss.

         On September 30, 2003, Articles of Merger were filed with the Florida Department of State with an effective date of October 1, 2003 to effectuate certain parent-subsidiary mergers involving the Company and certain of its subsidiaries. An inactive entity, Southern Woods, Inc., was merged into Sugarmill Woods, Inc. and the inactive entities, Deep Creek Utilities, Inc. and Sugarmill Woods Management, Inc., were merged into the Company.

New Accounting Standards
------------------------

         In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" effective for nonmonetary asset exchanges occurring in the fiscal year beginning January 1, 2006. SFAS No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. Management has determined that the implementation of SFAS 153 will not have an effect on the Company's financial statements.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity("SFAS 150"). SFAS 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The FASB's Staff Position 150-3 deferred indefinitely the guidance in SFAS 150 on certain mandatorily redeemable noncontrolling interests. Management has determined that implementation of SFAS 150 did not have an effect on the Company's financial statements.

         In December of 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No 51. The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling interest through ownership of a majority voting interest in the entity. The Company has determined that is has no such interests.

         In November, 2002, FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others was issued. FIN 45 requires the disclosures to be made a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Management has determined that implementation of FIN 45 did not have an effect on the Company's financial statements.

         The FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," in April 2002. This Statement eliminates the requirement that extinguishment of debt be aggregated and classified as an extraordinary item and makes certain other technical corrections. SFAS 145 was effective May 15, 2002. Management has determined that implementation of SFAS 145 did not have an effect on the Company's financial statements.

         The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" in June 2001. The Statement requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002 Management has determined that implementation of SFAS 143 did not have an effect on the Company's financial statements.

         The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in August, 2001. This Statement addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange or distribution to owners. The Statement also requires expected future operating losses from discontinued operations to be recorded in the period in which losses are incurred rather than the measurement date. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Management has determined that implementation of SFAS 144 did not have an effect on the Company's financial statements.


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

Item 7.  Financial Statements
-------  --------------------
         Report of Independent Registered Public Accounting Firm
         -------------------------------------------------------

Board of Directors and Stockholders
PGI, Incorporated
St. Louis, Missouri

We have audited the accompanying consolidated statements of financial position of PGI Incorporated and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PGI Incorporated and Subsidiaries at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

                                           /s/ BKD, LLP
St. Louis, Missouri
March 11, 2005

                                     PGI INCORPORATED AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                        December 31, 2004 and 2003

                                ASSETS                                                   LIABILITIES
                                ======                                                   ===========
                               2004         2003                                        2004          2003
                               ----         ----                                        ----          ----
Cash and cash equivalents     201,000      250,000      Accounts payable and            49,000        69,000
                                                        accrued expenses (Note 8)

Restricted cash (Note 3)      252,000        1,000
                                                        Accrued real estate taxes      363,000       402,000
Receivables on real
estate sales - net
(Note 4)                        1,000       21,000
                                                        Deferred Credits                 3,000         3,000

Other receivables             367,000      356,000      Accrued Interest:
                                                        Primary Lender                   4,000         5,000
Land and improvement                                    Debentures                  21,948,000    19,406,000
inventories (Note 5)          637,000      670,000
                                                        Other                        2,234,000     2,160,000

Other assets (Note 7)         181,000      168,000      Credit Agreements
                                                        (Note 9) Primary Lender        500,000       700,000
                                                        Notes payable                1,198,000     1,198,000
                                                        Subordinated convertible
                                                        debentures payable           9,059,000     9,059,000
                                                        (Note 10)

                                                        Convertible debentures
                                                        payable (Note 11)            1,500,000     1,500,000
                                                                                     ---------     ---------

                                                        Commitments and
                                                        Contingencies (Note 15)     36,858,000    34,502,000
                                                                                    ----------    ----------
                                                        STOCKHOLDERS' DEFICIENCY
                                                        ========================
                                                        Preferred stock, par
                                                        value $1.00 per
                                                        share; authorized
                                                        5,000,000 shares;
                                                        2,000,000 Class A
                                                        cumulative convertible
                                                        Shares issued and
                                                        outstanding; (liquidation
                                                        preference of $8,000,000
                                                        and cumulative dividends)
                                                        (Note 13)                    2,000,000     2,000,000

                                                        Common stock, par
                                                        value $.10 per
                                                        share; authorized
                                                        25,000,000 shares;
                                                        5,317,758 shares
                                                        issued and
                                                        outstanding
                                                        (Note 13)                      532,000       532,000
                                                        Paid-in capital             13,498,000    13,498,000

                                                        Accumulated deficit        (51,249,000)  (49,066,000)
                                                                                  ------------  ------------
                                                                                   (35,219,000)  (33,036,000)
                           ----------   ----------                                ------------  ------------
                           $1,639,000   $1,466,000                                $  1,639,000  $  1,466,000
                           ==========   ==========                                ============  ============

                              See accompanying notes to consolidated financial statements.

                      PGI INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   Years ended December 31, 2004 and 2003

                                                   2004                2003
                                                   ----                ----
Revenues:
         Real estate sales (Note 2)            $   674,000         $   308,000
         Interest income                            36,000              39,000
         Other income (Note 2)                       9,000               9,000
                                               -----------         -----------
                                                   719,000             356,000
                                               -----------         -----------

Costs and expenses:
         Cost of real estate sales (Note 2)         73,000              83,000
         Interest                                2,676,000           2,445,000
         Taxes and assessments                      35,000              42,000
         Consulting and accounting                  40,000              40,000
         Legal and professional                     37,000              94,000
         General and administrative                 41,000              66,000
                                               -----------         -----------
                                                 2,902,000           2,770,000
                                               -----------         -----------

Net (Loss)                                     $(2,183,000)        $(2,414,000)
                                               ===========         ===========

(Loss) Per Share Available to Common
  Stockholders - Basic and Diluted (Note 18)          (.53)               (.57)
                                                      ====                ====

        See accompanying notes to consolidated financial statements.

                                   PGI INCORPORATED AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 Years ended December 31, 2004 and 2003

                                                                               2004              2003
                                                                               ----              ----
Cash flows from operating activities:

Cash received from operations:
      Collections from real estate sales and receivables on such sales      $ 700,000         $ 282,000
      Interest received                                                        24,000            58,000
      Other operating receipts                                                  8,000            12,000
                                                                            ---------         ---------
                                                                            $ 732,000         $ 352,000
                                                                            ---------         ---------

Cash expended for operations:
      Payments for real estate sales                                           34,000            32,000
      Interest paid                                                            61,000            99,000
      Taxes and assessments                                                    76,000            74,000
      Consulting and accounting                                                46,000            34,000
      Legal and professional                                                   49,000            87,000
      General and administrative                                               48,000            67,000
                                                                            ---------         ---------
                                                                            $ 314,000         $ 393,000
                                                                            ---------         ---------

      Net cash flow provided by (used in) operating activities              $ 418,000         $ (41,000)
                                                                            ---------         ---------

Cash flows from investing activities:
      Purchases of inventory and deferred expenditures                      $ (17,000)        $  (6,000)
      Payments for restricted cash                                           (250,000)               --
      Proceeds from notes receivable                                               --           204,000
                                                                            ---------         ---------
Net cash flow provided by (used in) investing activities                    $(267,000)        $ 198,000
                                                                            ---------         ---------

Cash flows from financing activities:
      Principal payments on debt                                             (200,000)               --
                                                                            ---------         ---------
      Net cash flow (used in) financing activities                           (200,000)               --
                                                                            ---------         ---------

Net (decrease) increase in cash and cash equivalents                          (49,000)          157,000

Cash and cash equivalents at beginning of year                                250,000            93,000
                                                                            ---------         ---------
Cash and cash equivalents at end of year                                    $ 201,000         $ 250,000
                                                                            =========         =========

Non-cash investing and financing activities:

      Interest earned on restricted cash                                    $   1,000         $      --
                                                                            ---------         ---------

                     See accompanying notes to consolidated financial statements.

                                  PGI INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                               Years ended December 31, 2004 and 2003

                                                                           2004                2003
                                                                           ----                ----
Reconciliation of net (loss) to net cash (used in) operating activities:

Net (loss)                                                             $(2,183,000)        $(2,414,000)

Adjustments to reconcile net (loss) to net cash (used in)
 operating activities:
  Earnings capitalized into restricted cash                                 (1,000)                 --

(Increase) decrease in assets:
  Other receivables                                                          9,000              (1,000)
  Land and improvement inventories - net                                    38,000              46,000
  Prepaid expenses and deposits                                             (2,000)                 --
Increase (decrease) in liabilities:
  Accounts payable and accrued expenses                                    (19,000)             13,000
  Accrued real estate taxes                                                (39,000)            (34,000)
  Deferred credits                                                              --               3,000
  Accrued interest                                                       2,615,000           2,346,000
                                                                       -----------         -----------

Net cash flow provided by (used in) operating activities               $   418,000         $   (41,000)
                                                                       ===========         ===========

                     See accompanying notes to consolidated financial statements.

                                               PGI INCORPORATED AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                             Years ended December 31, 2004 and 2003


                                   Preferred Stock                   Common Stock                                    Retained
                                   ---------------                   ------------                                    Earnings
                             Shares           Par Value         Shares         Par Value      Paid-In Capital        (Deficit)
                             ------           ---------         ------         ---------      ---------------        ---------

Balances at 12/31/02        2,000,000        $2,000,000        5,317,758        $532,000        $13,498,000        $(46,652,000)

Net Loss                            -                 -                -               -                  -          (2,414,000)
                            ---------        ----------        ---------        --------        -----------        ------------
Balances at 12/31/03        2,000,000        $2,000,000        5,317,758        $532,000        $13,498,000        $(49,066,000)

Net Loss                            -                 -                -               -                  -          (2,183,000)
                            ---------        ----------        ---------        --------        -----------        ------------
Balances at 12/31/04        2,000,000        $2,000,000        5,317,758        $532,000        $13,498,000        $(51,249,000)
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

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)


New Accounting Standards
------------------------

         In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" effective for nonmonetary asset exchanges occurring in the fiscal year beginning January 1, 2006. SFAS No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. Management has determined that the implementation of SFAS 153 will not have an effect on the Company's financial statements.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity("SFAS 150"). SFAS 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The FASB's Staff Position 150-3 deferred indefinitely the guidance in SFAS 150 on certain mandatorily redeemable noncontrolling interests. Management has determined that implementation of SFAS 150 did not have an effect on the Company's financial statements.

         In December of 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No 51. The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling interest through ownership of a majority voting interest in the entity. The Company has determined that is has no such interests.

         In November, 2002, FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others was issued. FIN 45 requires the disclosures to be made a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Management has determined that implementation of FIN 45 did not have an effect on the Company's financial statements.

         The FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," in April 2002. This Statement eliminates the requirement that extinguishment of debt be aggregated and classified as an extraordinary item and makes certain other technical corrections. SFAS 145 was effective May 15, 2002. Management has determined that implementation of SFAS 145 did not have an effect on the Company's financial statements.

         The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" in June 2001. The Statement requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002 Management has determined that implementation of SFAS 143 did not have an effect on the Company's financial statements.

         The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in August, 2001. This Statement addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange or distribution to owners. The Statement also requires expected future operating losses from discontinued operations to be recorded in the period in which losses are incurred rather than the measurement date. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Management has determined that implementation of SFAS 144 did not have an effect on the Company's financial statements.

2.       Real Estate Sales and Other Income:
         -----------------------------------

Real estate sales and cost of sales consisted of:

                                       2004              2003
                                       ----              ----

         Homesite/acreage sales      $674,000          $308,000
         Cost of Sales                 73,000            83,000
                                     --------          --------
         Gross Profit Margin         $601,000          $225,000
                                     ========          ========

         In the second quarter 2004, the Company closed on sales of two unusual real estate parcels, with a sales price of $250,000 each. These two parcels were not carried for value on the Company's books, inasmuch as they were undevelopable thin strips of mangrove fringe. However, because of the height of the mangroves, the adjoining property owners purchased these fringe strips in order to be able to enhance the view amenity on their proposed developments.

         Other income was $9,000 for the years 2004 and 2003, respectively. The other income mainly consists of recoveries of contracts receivable which have been fully provided for.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

3.       Restricted Cash:
         ----------------

         Restricted cash includes restricted proceeds held by the primary lender as collateral for debt repayment and escrowed receipts related to sold contracts receivable.

         The restricted escrow funds at December 31, 2004 and December 31, 2003 was $252,000 and $1,000 respectively. The Company restored $250,000 of the restricted escrow funds in September 2004.

4.       Receivables on Real Estate Sales:
         ---------------------------------

         Net receivables on real estate consisted of:

                                                            2004        2003
                                                            ----        ----

                 Contracts receivable on homesite sales   $ 64,000    $ 64,000
                 Other                                       1,000      21,000
                                                          --------    --------
                                                          $ 65,000    $ 85,000
                 Less:  Allowance for cancellations        (64,000)    (64,000)
                                                          --------    --------
                                                          $  1,000    $ 21,000
                                                          ========    ========

         The Company generally considers receivables on real estate sales delinquent if the scheduled installment payment is over 30 days past due. At December 31, 2004 and 2003 delinquent receivables approximated $64,000, respectively.

         Contracts receivable on home site sales and related receivables are fully provided for cancellation at December 31, 2004 and 2003. The Company has been actively pursuing collection on the remainder of lots with delinquent contacts receivable. An assessment is made for each contract receivable as to the economic benefit of reacquisition of the lot considering the cost of foreclosure, delinquent taxes and association fees due, and estimated current sale value of the lot. For those with benefit, foreclosure action is begun in the absence of payment or receipt of a quit claim deed of the property back to the Company. Nine lots foreclosed in Citrus County on February 24, 2005, the Company was granted its claim of $123,000 in delinquent receivables and did not get title of the lots. On March 23, 2005 the Company foreclosed on one lot in Charlotte County for a claim of $28,000. Any gain from these foreclosures will be recognized in 2005.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

5.       Land and Improvements:
         ----------------------

         Land and improvement inventories consisted of:
                                                           2004         2003
                                                           ----         ----
                 Unimproved land                         $621,000     $613,000
                 Fully improved land                       16,000       57,000
                                                         --------     --------
                                                         $637,000     $670,000
                                                         ========     ========

6.       Property and Equipment:
         -----------------------
         Property and equipment consisted of:
                                                           2004         2003
                                                           ----         ----
                  Furniture, fixtures and other
                   equipment                             $ 31,000     $ 31,000

                  Less accumulated depreciation           (31,000)     (31,000)
                                                         --------     --------
                                                         $      -     $      -
                                                         ========     ========

7.       Other Assets:
         -------------
         Other assets consisted of:
                                                           2004         2003
                                                           ----         ----
                 Deposit with Trustee of 6 1/2%
                   debentures                            $161,000     $160,000
                 Prepaid Expenses                           8,000        7,000
                 Deferred Charges                          12,000        1,000
                                                         --------     --------
                                                         $181,000     $168,000
                                                         ========     ========

8.       Accounts Payable and Accrued Expenses:
         --------------------------------------
         Accounts payable and accrued expenses consisted of:
                                                           2004         2003
                                                           ----         ----
                 Accounts payable                         $12,000      $24,000
                 Accrued audit/tax expense                 29,000       27,000
                 Accrued consulting fees                    5,000       11,000
                 Accrued legal expense                      1,000        6,000
                 Accrued miscellaneous                      2,000        1,000
                                                          -------      -------
                                                          $49,000      $69,000
                                                          =======      =======

         Accrued Real Estate Taxes:
         --------------------------
                 Accrued real estate taxes consisted of:
                 Current                                 $  5,000     $ 11,000
                 Delinquent                               358,000      391,000
                                                         --------     --------
                                                         $363,000     $402,000
                                                         ========     ========

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

9.       Credit Agreements - Primary Lender and Notes Payable:
         -----------------------------------------------------
         Credit agreements with the Company's primary lender and notes payable consisted of the following:
                                                     2004         2003
                                                     ----         ----
         Credit agreements - primary lender
         (Balance is past due, bearing interest
         at prime plus 5.0%):                    $  500,000   $  700,000

         Notes payable -
            $1,176,000 bearing interest at prime
            rate plus 2%, the remainder bearing
            interest at 12%, all past due         1,198,000    1,198,000
                                                 ----------   ----------
                                                 $1,698,000   $1,898,000
                                                 ==========   ==========

The prime rate at December 31, 2004 and 2003 was 5.25% and 4.0% respectively.

         In September 2004, the Company made a principal payment of $200,000 to reduce the primary lender indebtedness.

         At December 31, 2004 assets collateralizing the Company's credit agreements with its primary lender totaled $953,000, of which $252,000 represented escrow held by the primary lender, $64,000 represented gross receivables on real estate sales, and $637,000 represented land and improvement inventories.

         The overall weighted average interest rate for the Company's credit agreements with its primary lender and all remaining notes and mortgages was approximately 7.3% as of December 31, 2004 and 7.2% as of December 31, 2003.

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

10.      Subordinated Convertible Debentures Payable:
         --------------------------------------------
         Subordinated debentures payable consisted of:
                                                     2004         2003
                                                     ----         ----
         6 1/2%, due June 1991                   $1,034,000   $1,034,000
         6%, due May 1992                         8,025,000    8,025,000
                                                 ----------   ----------
                                                 $9,059,000   $9,059,000
                                                 ==========   ==========

         Since issuance, $650,000 and $152,000 of the 6 1/2% and 6% debentures, respectively, have been converted into common stock; however, this conversion feature is no longer in effect.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

         The Company is in default of certain sinking fund and interest payments on both subordinated debentures totaling $9,059,000 in principal plus accrued and unpaid interest of $11,110,000 at December 31, 2004 and $10,154,000 as of December 31, 2003.

         The debentures are not collateralized and are not subordinated to each other, but are subordinated to senior indebtedness ($3,198,000 at December 31, 2004). Payment of dividends on the Company's common stock is restricted under the terms of the two indentures pursuant to which the outstanding debentures are issued.

         In order to meet liquidity needs for future periods, the Company has been and intends to continue to actively seek buyers for the remaining portion of the underdeveloped acreage, when appropriate.

         No assurances can be made that the Company can achieve this objective.

11.      Convertible Debentures Payable:
         -------------------------------

         In July and September 1989, the Company sold $1,282,000 and $1,000,000 respectively, of convertible debentures to a partnership affiliated with the Company's preferred shareholder. In connection with the July 1992 Secured Lender Transaction in partial consideration for the conveyance of 366 acres of property, the principal amount due to convertible debenture holders was reduced by $782,000 and accrued interest thereon was reduced by $389,000 leaving a balance of $1,500,000. The maturity date on all the remaining debentures was extended to July 8, 1997 so that the debentures are in default. The past due debentures accrue interest at 14% compounded quarterly. The Company's primary lender credit agreements, however, prohibit the payment of interest until such time as the primary lender loans are repaid. At maturity the Convertible Debentures purchased on July 24, 1989, were convertible into 868,788 common shares and those purchased on September 29, 1989, were convertible into 1,726,568 common shares, or a total of 2,595,356 shares of common stock at an initial conversion price of $1.72 per share. The conversion price may be adjusted upon the occurrence of certain events. The debentures held by Love-1989 Florida Partners, L.P., are secured by a second mortgage behind PGIP, LLC on the approximate 370 acres retained by the Company and a security interest behind that held by PGIP, LLC in the restricted proceeds escrow.

         Accrued interest was $10,838,000 and $9,252,000 at December 31, 2004 and 2003 respectively.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

12.      Income Taxes:
         -------------

         Reconciliation of the statutory federal income tax rates, 34% for the years ended December 31, 2004 and 2003, to the Company's effective income tax rates follows:

                                                    2004                             2003
                                                    ----                             ----
                                                               ($ in thousands)
                                       Amount of tax                   Amount of tax
                                       -------------     Percent of    -------------        Percent of
                                                        Pre-tax Loss                       Pre-tax Loss
                                                        ------------                       ------------
Expected tax (credit)                     $(742)           (34.0%)         $(821)             (34.0%)
State income taxes, net of                  (87)            (4.0%)           (97)              (4.0%)
 federal tax benefits
Increase in valuation allowance             829             38.0%            918               38.0%
                                          -----            -----           -----              -----
                                          $   -                -           $   -                  -
                                          =====            =====           =====              =====

         At December 31, 2004, the Company had an operating loss carry forward of approximately $35,000,000 which will expire at various dates through 2024.

                                                     2004         2003
                                                     ----         ----
                                                     ($ in thousands)
Deferred tax asset:
    Net operating loss carryover                   $ 13,727     $ 12,898
    Adjustments to reduce land to net
     realizable value                                    12           12
    Expenses capitalized under IRC 263(a)                56           56
    Valuation allowance                             (13,623)     (12,794)
                                                   --------     --------
                                                   $    172     $    172
Deferred tax liability:
    Basis difference of land and
     improvement inventories                       $    172     $    172
                                                   --------     --------

Net deferred tax asset                             $      -     $      -
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

         The holders of the preferred stock are entitled to one vote per share and, except as provided by law, will vote as one class with the holders of the common stock. Class A preferred stockholders are also entitled to receive cumulative dividends at the annual rate of $.32 per share, an effective yield of 8%. Dividends accrued for an initial two year period and, at the expiration of this period, preferred stockholders had the option of receiving accumulated dividends, when and if declared by the Board of Directors, in cash (unless prohibited by law or contract) or common stock. At December 31, 2004 cumulative preferred dividends in arrears totaled $6,195,000 ($640,000 of which related to the year ended December 31, 2004). On May 15, 1997 preferred dividends accrued through April 25, 1995 totaling $4,260,433 were paid in the form of 2,000,203 shares of common stock.

         As of December 31, 2004, the preferred stock is callable or redeemable at the option of the Company at $4.00 per share plus accrued and unpaid dividends. In addition, the preferred stock will be entitled to preference of $4.00 per share plus accrued and unpaid dividends in the event of liquidation of the Company.

         At December 31, 2004 the Company had reserved 6,355,356 common shares for the conversion of preferred stock and debentures.

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

14.      Quarterly Results:
         ------------------

         In the fourth quarter of 2004 the Company accrued $12,000 in tax penalties on 1997 real estate taxes in litigation.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

15.      Commitments and Contingencies:
         ------------------------------

         The Company is a party to various legal proceedings incidental to the normal operation of its business.

         One instance of litigation involves Sugarmill Woods, Inc. and Citrus County Tax Collector. Tax year 1997 remains in dispute on a matter of timely filing of petition for exemption. In June 2002 the District Court of Appeals denied the agricultural exemption for 1997 and the Company filed a motion for rehearing. In November 2004, the trial court conducted an evidentiary hearing on our motion for rehearing, but the motion was denied. In December 2004, an appeal to the District Court of Appeals was filed by the Company. In February, 2005 the 5th District Court of Appeals has affirmed the trial court's decision that denied Sugarmill Woods' request that the subject property be classified agricultural for ad valorem tax purposes. Based upon recent Florida Supreme Court precedent the Company decided against moving for rehearing. The Company does not believe that the resolution of this matter will have a material effect on its financial position.

16.      Related Party Transactions:
         ---------------------------

         As of December 31, 2004 the Company was in default of its primary credit agreements with PGIP, LLC ("PGIP").

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

         In addition, the Company receives office space, telephone service and computer service from LREC. A fee of $2,800 per month was paid to LREC in 2004 and 2003.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

         Effective March 25, 1987, the Company entered into a Management Consulting Agreement with LREC. As a consultant to the Company and in addition to the above services, LREC provides other services including, but not limited to, strategic planning, marketing and financing as requested by the Company. In consideration for these consulting services, the Company pays LREC a quarterly consulting fee of one-tenth of one percent of the carrying value of the Company's assets, plus reasonable out-of-pocket expenses. As of December 31, 2004, the carrying value of the Company's assets was approximately $1,639,000. Consulting fees totaling $7,000 and $6,000 were accrued during 2004 and 2003, respectively. The Company made a payment of $12,000 in 2004 for consulting fees. As of December 31, 2004 and 2003, a total of $5,000 and $11,000, respectively, of unpaid fees had accrued under this agreement.

         In 1985 a corporation owned by the former Chairman of the Board and his family made an uncollateralized loan to the Company, which at December 31, 2004 had an outstanding balance, including accrued interest of $480,000. Interest accrued on this loan was $11,000 for the years 2004 and 2003.

         From time to time, the Company invests in short-term debt obligations of an affiliate of L-PGI, the Company's preferred shareholder, Love Investment Company. The balance receivable at December 31, 2004 and 2003 was $340,000. Interest on the loans was $27,000 and $34,000 for 2004 and 2003, respectively.

         In 2004 and 2003 the Company incurred expenses totaling $8,000 and $25,000, respectively, for the services of Hallmark Senior Housing, Inc., a related entity, to handle analysis of real estate owned and options available. This effort has generated an increase in real estate sales for 2004 and 2003.

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

                      PGI INCORPORATED AND SUBSIDIARIES

           Notes to Consolidated Financial Statements (continued)

Accounts Payable:

         The carrying amount approximates fair value because of the short-term maturity of those debts. The estimated fair values of the Company's financial instruments are as follows:

                                             Carrying              Fair
            2004                              Amount              Value
            ----                              ------              -----

Cash and short-term investments             $   453,000         $453,000
Other Receivables                               368,000          368,000
Accounts payable                                 12,000           12,000
Debt                                         12,257,000                -

18.      (Loss) Per Share:
         -----------------

         The following is a summary of the calculations used in computing basic and diluted (loss) per share:

                                               2004             2003
                                               ----             ----
Numerator:
Net (Loss)                                  $(2,183,000)     $(2,414,000)
Preferred Dividends                            (640,000)        (640,000)
                                            -----------      -----------
(Loss) Available to
  Common Shareholders                       $(2,823,000)     $(3,054,000)
                                            ===========      ===========

Denominator:
BASIC
Weighted average amount of shares
 outstanding                                  5,317,758        5,317,758

DILUTED
Weighted average amount of shares
 outstanding                                  5,317,758        5,317,758
Dilutive effect of assumed conversion
 of Preferred Stock                                   -                -
                                              ---------        ---------
Dilutive common shares                        5,317,758        5,317,758
                                              =========        =========

(Loss) per share
         Basic                                     (.53)            (.57)
         Diluted                                   (.53)            (.57)

Item 8.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
         Financial Disclosure
         --------------------

         Not Applicable.

Item 8A. Controls and Procedures
-------- -----------------------

         The Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended) under the supervision and with the participation of the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") of the Company. Based on this evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004. There have been no changes in the Company's internal control over financial reporting during the Company's fourth fiscal quarter ending December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information
-------- -----------------

         Not Applicable

                                  PART III
                                  --------

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
-------  -------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

         The following information, regarding executive officers and directors of the Company, is as of March 25, 2005.

                      Position with Company and Business Experience
Name and Age          During the Last Five Years
------------          ---------------------------------------------

Laurence A. Schiffer  Director of the Company since April 1987;  President and
     (age 65) Chief Executive Officer and Chief Financial Officer of the Company since February 1994; Vice Chairman of the Board since May 1987; President and Chief Executive Officer of Love Real Estate Company and Love Investment Company since 1973; Chairman of Heartland Bank and President of LSHC, the parent company of Heartland Bank since December 1985; Manager of PGIP since 1995; member of the Real Estate Board of Metropolitan St. Louis and the National Association of Real Estate Boards.

Andrew S. Love Jr.    Director and Chairman of the Company's Board of Directors
                      since May (age 61) 1987; Secretary since February 1994;
                      Chairman of the Board of Love Real Estate Company and
                      Secretary of Love Investment Company since 1973; Partner in St. Louis based law firm of Bryan, Cave, McPheeters
                      & McRoberts until 1991; Director of Heartland Bank and
                      Chairman of LSHC, the parent company of Heartland Bank since December 1985; Manager of PGIP since 1995.

         Executive officers of the Company are appointed annually by the Board of Directors to hold office until their successors are appointed and qualify.

         The directors of the Company have determined that the Company does not have an audit committee financial expert serving on its board of directors (which acts as the Company's audit committee). In addition, the Company has not adopted a code of ethics that applies to its principal executive officer and principal financial officer (principal accounting officer). The Company's decision not to adopt a code of ethics or to have an audit committee financial expert are primarily attributable to the following reasons: (i) as a result of its continuing financial difficulties due to amounts owed on its debt, the Company is focused almost exclusively on the disposition of its remaining real estate; (ii) as described in Item 5, there have been no reported transactions in the Company's Common Stock since January 29, 1991; (iii) the board of directors of the Company consists of only two directors, and (iv) the same person serves as the Company's chief executive officer and chief financial officer.

Item 10. Executive Compensation
-------- ----------------------

         The Company's Chief Executive Officer, and Chief Financial Officer is Mr. Laurence A. Schiffer. Because of the Company's impaired financial condition, it does not compensate in any manner Mr. Schiffer or Mr. Love, the Company's only other executive officer, for the services they perform for the Company in that capacity. Management services are provided to the Company by Love Real Estate Company ("LREC") pursuant to that certain Management Consulting Agreement by and between the Company and LREC dated March 25, 1987 (the "Management Agreement"). Mr. Schiffer is an employee of, and receives an annual salary from LREC. Mr. Love receives only a nominal salary from LREC. Neither the Company nor LREC maintains records, which would allow either of them to attribute any portion of the remuneration Mr. Schiffer receives from LREC to the management services he performs for the Company. See Item 12. "Certain Relationships and Related Party Transactions" for additional information about the Management Agreement.

         Neither Mr. Schiffer nor Mr. Love received fees from any source directly attributable to their services as directors of the Company during 2004.

Item 11. Security Ownership of Certain Beneficial Owners and Management and
-------- ------------------------------------------------------------------
         Related Stockholder Matters
         ---------------------------

         The table below provides certain information as of March 25, 2005 regarding the beneficial ownership of the Common Stock and the Class A cumulative convertible preferred stock (the "Preferred Stock") by each person known by the Company to be the beneficial owner of more than five percent of either the Common Stock or the Preferred Stock, each director of the Company (which persons are also the Company's only executive officers), and by virtue of the foregoing, the directors and executive officers of the Company as a group.

                                                                                      Percent of Total      Percent of
                                                                                      ----------------      ----------
                                                     Common           Preferred      Common    Preferred   Total Voting
                  Name                               Stock              Stock        Stock(1)    Stock       Power(1)
                  ----                               -----              -----        --------    -----     ------------

         Estate of Harold Vernon                     998,777(2)(3)           -        18.8%         -         13.7%
         Alfred M. Johns                             426,514(4)        125,000(4)      8.0%       6.3%         7.5%
         Love-PGI Partners, L.P.                   2,260,706(5)      1,875,000(5)     42.5%      93.8%        56.5%
         Andrew S. Love, Jr.                       2,263,215(6)      1,875,000(6)     42.5%      93.8%        56.5%
         Laurence A. Schiffer                      2,263,215(7)      1,875,000(7)     42.5%      93.8%        56.5%
         All executive officers and directors
           as a group (2 persons)                  2,263,215(8)      1,875,000(8)     42.5%      93.8%        56.5%

1. The above table does not include 2,595,356 shares that may be received upon conversion of the Company's Convertible Secured Debentures.
2. The shares of Common Stock owned by Mr. Vernon are currently in the possession of the Federal Deposit Insurance Corporation ("FDIC") which is the receiver for First American Bank and Trust, Lake Worth, Florida ("First American"). First American previously made a loan to Mr. Vernon, which was secured by these shares. The loan is in default and the Company understands that the FDIC has the right, pursuant to a pledge agreement, to vote the shares at any annual or special meeting of shareholders.
3. Information obtained from filings made with the Securities and Exchange Commission.
4. Sole voting and investment power over 405,613 shares of Common Stock; shared voting and investment power over 20,901 shares of Common Stock included in the table which are owned by Mr. John's wife; sole voting and investment power over the 125,000 shares of Preferred Stock.

5. The controlling general partner of L-PGI is Love Investment Company, a Missouri Corporation owned by Mr. Love, Love family members and trusts, the Estate of Martha Love Symington and Mr. Schiffer. Messrs. Love and Schiffer serve as the executive officers and directors of Love Investment Company.
6. These shares are the same shares owned by L-PGI and PGIP, LLC (2,509). Mr. Love is an indirect owner of L-PGI and PGIP, LLC. See Footnote 5 above and Item 12. "Certain Relationships and Related Transactions" for more information.
7. These shares are the same shares owned by L-PGI and PGIP, LLC (2,509). Mr. Schiffer is an indirect owner of L-PGI and PGIP, LLC. See Footnote 5 above and Item 12. "Certain Relationships and Related Transactions" for more information.
8. These shares are the same shares reflected in Footnotes 5, 6 and 7. See Footnote 5 above and Item 12. "Certain Relationships and Related Transactions" for more information.
9.       Addresses for beneficial owners are as follows:

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

         Alfred M. Johns                Andrew S. Love, Jr.
         One Woodland Drive             212 So. Central, Suite 201
         Punta Gorda, FL 33950          St. Louis, MO 63105

         As of December 31, 2004, the Company did not have a compensation plan under which its equity securities may be issued.

Item 12. Certain Relationships and Related Transactions
-------- ----------------------------------------------

         The Company's primary lender debt of $500,000 at December 31, 2004, is with PGIP and is secured by substantially all of the Company's real estate. PGIP became the primary lender in March 1996, with the assignment by First Union, the Company's former primary bank lender, of all its right, title and interest in and to the loan documents. PGIP is 100% owned by LSHC. Messrs. Love and Schiffer own approximately 90% of all of the issued and outstanding voting stock of LSHC and serve as the directors and officers of LSHC. LSHC along with Messrs. Love and Schiffer are the managers of PGIP.

         As further security to the primary lender indebtedness with PGIP, a restricted proceeds escrow was established with the closing of the bulk acreage sale in May 1998. The escrow agreement permits funds to be paid (i) as requested by PGI and agreed to by PGIP, or (ii) as deemed necessary and appropriate by PGIP to protect its interest in the remaining real estate, including its right to receive principal and interest payments on the indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company. At December 31, 2004 and 2003, the restricted escrow balance was $252,000 and $1,000, respectively. The Company restored $250,000 of the restricted escrow funds in September 2004.

         The Company maintains its administration and accounting offices with the offices of LREC in St. Louis, Missouri. LREC, a Missouri Corporation, is an affiliate of L-PGI, and is located at 212 South Central Avenue, Suite 100, St. Louis, Missouri 63105. A fee of $2,800 per month was paid to LREC in 2004 and 2003. The following is a list of services provided:

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

         Effective as of March 25, 1987, the Company entered into the Management Agreement with LREC. As a consultant to the Company and in addition to the above services, LREC provides other services including, but not limited to, strategic planning, marketing, and financing as requested by the Company. In consideration for these consulting services, the Company pays LREC a quarterly consulting fee of one-tenth of one percent of the book value of the Company's assets, plus reasonable out-of-pocket expenses. As of December 31, 2004, the book value of the Company's assets was approximately $1.6 million. Consulting fees totaling $7,000 and $6,000 were accrued during 2004 and 2003, respectively. The Company made a payment of $12,000 in 2004 for consulting fees. As of December 31, 2004 and 2003, a total of $5,000 and $11,000, respectively, of unpaid fees had accrued under the Management Agreement.

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

         As of December 31, 2004, Love-1989 held $796,950 in principal amount of the Debentures with respect to which there was at that date accrued and unpaid interest in the amount of $5,807,000. In 1990, $703,050 principal amount of the Debentures was transferred by Love-1989 to one of its (now former) limited partners. That former limited partner continues to hold such Debentures and as of December 31, 2004 there was accrued and unpaid interest with respect thereto in the amount of $5,032,000.

         In 1985, a corporation owned by Alfred M. Johns, the former Chairman of the Company, and his family made an uncollateralized loan to the Company, which at December 31, 2004 had an outstanding balance, excluding accrued interest, of $176,000. Besides being a direct owner of Common and Preferred Stock, Mr. Johns has no other direct or indirect affiliations with the Company.

         From time to time, the Company invests in short term debt obligations with an affiliate of L-PGI, the Company's preferred shareholder, Love Investment Company. The balance of this receivable at December 31, 2004 and 2003 was $340,000. Interest on such receivables was $27,000 and $34,000 for 2004 and 2003, respectively.

         In 2004 and 2003, the Company incurred expenses totaling $8,000 and $25,000, respectively, for the services of Hallmark Senior Housing, Inc., a related entity, to provide analysis of real estate owned and options available. This effort has generated an increase in real estate sales for 2004 and 2003.

         The Company believes that the affiliated transactions are on terms comparable to those which would be obtained from unaffiliated persons.

Item 13. Exhibits
-------- --------

         Reference is made to the Exhibit Index contained on page 39 herein for a list of exhibits required to be filed under this Item.

Item 14. Principal Accountant Fees and Services
-------- --------------------------------------

         Audit and tax fees rendered by BKD, LLP the principal accountant of the Company, for the fiscal years ended December 31, 2004 and December 31, 2003 were:

                                                  2004            2003
                                                  ----            ----

                Audit Fees                      $22,900          $23,300
                Audit Related Fees                    0                0
                Tax Fees                          3,900            6,100
                All Other Fees                        0                0
                                                -------          -------
                                                $26,800          $29,400
                                                =======          =======

         Tax fees are comprised of fees for tax compliance, tax planning, and tax advice. Corporate tax services encompass a variety of permissible services, including technical tax advice related to U.S. tax matters as well as preparation of applicable tax returns.

                      PGI INCORPORATED AND SUBSIDIARIES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PGI INCORPORATED
                               (Registrant)

Date: March 31, 2005           By: /s/ Laurence A. Schiffer
      --------------               ------------------------
                               Laurence A. Schiffer, President
                               (Duly Authorized Officer and
                               Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                               Date

/s/ Andrew S. Love         Chairman of the Board               March 31, 2005
------------------         Secretary
Andrew S. Love


/s/ Laurence A. Schiffer   Vice Chairman of the Board,         March 31, 2005
------------------------   President, Principal Executive
Laurence A. Schiffer       Officer, Principal Financial
                           Officer, and Principal Accounting
                           Officer

EXHIBIT INDEX

2.       Inapplicable.

3.1 Restated Articles of Incorporation of PGI Incorporated executed September 4, 1998 with certificate from the State of Florida dated October 27, 1998 (filed as Exhibit 3.1 to Registrant's September 30, 1998 Form 10-QSB and incorporated herein by reference).

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

3.4 Amendments to the Bylaws of the Registrant by the Board of Directors of PGI Incorporated by the Unanimous Written Consent, dated as of March 17, 1995 (filed as Exhibit 3.5 to the December 31, 1995 Form 10KSB and incorporated herein by reference).

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

EXHIBIT INDEX (continued)


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

EXHIBIT INDEX (continued)

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

22.      Inapplicable.

23.      Inapplicable.

24.      Inapplicable.

31.1 Principal Executive Officer certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, filed herein.

31.2 Principal Financial Officer certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, filed herein.

EXHIBIT INDEX (continued)


32.1     Principal Executive Officer Certification pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein.

32.2     Principal Financial Officer Certification pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein.