Form 10QSB
period 2005-03-31
PGI INC
filed 2005-05-13
CIK 81157

                   U.S SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10 - QSB

(Mark One)
         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
/X/      AND EXCHANGE ACT OF 1934

         For the quarterly period ended  March 31, 2005
                                        ----------------

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
/ /      EXCHANGE ACT OF 1934

         For the transition period from                     to
                                        -------------------    ----------------

         Commission File Number  1-6471
                                --------

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

         N/A
         ---------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal year, if changed since last report)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes      X       No
                      ----------      ----------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 13, 2005, there were 5,317,758 shares of the Registrant's common stock, $.10 par value per share, outstanding.

         Transitional Small Business Disclosure Format (Check one):

                  Yes              No     X
                      ----------      ----------

                      PGI INCORPORATED AND SUBSIDIARIES
                                Form 10 - QSB
                    For the Quarter Ended March 31, 2005


                              Table of Contents
                              -----------------

                                                                  Form 10 - QSB
                                                                     Page No.
                                                                     --------


PART I               Financial Information


         Item 1.     Financial Statements
                     Consolidated Statements of Financial
                       Position March 31, 2005 (Unaudited) and
                       December 31, 2004                                 3

                     Consolidated Statements of Operations
                       (Unaudited) Three Months Ended
                        March 31, 2005 and 2004                          4

                     Condensed Consolidated Statements of Cash
                       Flows (Unaudited) Three Months Ended
                       March 31, 2005 and 2004                           5

                       Notes to Consolidated Financial
                         Statements (Unaudited)                        6 - 11


         Item 2.     Management's Discussion and Analysis or
                       Plan of Operation                              12 - 15

         Item 3.     Controls and Procedures                            15


PART II              Other Information


         Item 1.     Legal Proceedings                                  16

         Item 2.     Unregistered Sales of Equity Securities
                       and Use of Proceeds                              16

         Item 3.     Defaults Upon Senior Securities                    16

         Item 4.     Submission of Matters to a Vote of
                       Security Holders                                 16

         Item 5.     Other Information                                  16

         Item 6.     Exhibits                                           16

SIGNATURES                                                              17

EXHIBIT INDEX                                                           18

Part I               Financial Information

         Item 1.     Financial Statements
                     --------------------

                            PGI INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                     ($ in thousands)
                                                              March 31,      December 31,
                                                                2005             2004
                                                                ----             ----
                                                             (Unaudited)

ASSETS
     Cash and cash equivalents                                $    491         $    201
     Restricted cash                                               252              252
     Receivables                                                   347              368
     Land and improvement inventories                              637              637
     Other assets                                                  172              181
                                                              --------         --------
                                                              $  1,899         $  1,639
                                                              ========         ========

LIABILITIES
     Accounts payable & accrued expenses                      $     45         $     49
     Accrued real estate taxes                                     356              363
     Deferred credits                                                1                3
     Accrued interest:
     Primary Lender                                                  4                4
     Debentures                                                 22,622           21,948
     Other                                                       2,256            2,234
Credit Agreements -
     Primary lender                                                500              500
     Notes payable                                               1,198            1,198
     Subordinated debentures payable                             9,059            9,059
     Convertible debentures payable                              1,500            1,500
                                                              --------         --------
                                                              $ 37,541         $ 36,858
                                                              --------         --------

STOCKHOLDERS' DEFICIENCY
     Preferred stock, par value $1.00 per share;
       authorized 5,000,000 shares; 2,000,000
       Class A cumulative convertible shares issued
       and outstanding; (liquidation preference of
       $8,000,000 and cumulative dividends)                      2,000            2,000
     Common stock, par value $.10 per share;
       authorized  25,000,000 shares; 5,317,758
       shares issued and outstanding                               532              532
     Paid in capital                                            13,498           13,498
     Accumulated deficit
                                                               (51,672)         (51,249)
                                                              --------         --------

                                                               (35,642)         (35,219)
                                                              --------         --------
                                                              $  1,899         $  1,639
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

Part I               Financial Information (Continued)

                      PGI INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   ($ in thousands, except per share data)
                                 (Unaudited)

                                                         Three Months Ended
                                                         ------------------
                                                    March 31,         March 31,
                                                      2005              2004
                                                      ----              ----
REVENUES
     Real Estate Sales                               $ 195              $ 160
     Interest Income                                     9                 10
     Other Income                                      118                  4
                                                     -----              -----
                                                       322                174
                                                     -----              -----

COSTS AND EXPENSES
     Cost of Real Estate Sales                       $  14              $  61
     Interest                                          709                645
     Taxes & Assessments                                (7)                 3
     Consulting & Accounting                            10                 10
     Legal & Professional                                7                 25
     General & Administrative                           12                 10
                                                     -----              -----
                                                       745                754
                                                     -----              -----
NET (LOSS)                                           $(423)             $(580)
                                                     =====              =====

NET (LOSS) PER SHARE (*)                             $(.11)             $(.14)
                                                     =====              =====

* Considers the effect of cumulative preferred dividends in arrears for the three months ended March 31, 2005 and 2004.

See accompanying notes to consolidated financial statements.

Part I               Financial Information (Continued)

                      PGI INCORPORATED AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              ($ in thousands)
                                 (Unaudited)

                                                            Three Months Ended
                                                            ------------------
                                                          March 31,    March 31,
                                                            2005         2004
                                                            ----         ----

Net cash provided by operating activities                   $290         $ 94
                                                            ----         ----
Cash flows from investing activities:

     Purchases of inventory and deferred expenditures          -           (1)
                                                            ----         ----
     Net cash (used in) investing activities                   -           (1)
                                                            ----         ----


Net increase in cash                                         290           93

Cash at beginning of period                                  201          250
                                                            ----         ----

Cash at end of period                                       $491         $343
                                                            ====         ====


See accompanying notes to consolidated financial statements.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (Unaudited)

(1)      Basis of Presentation

         The accompanying unaudited consolidated financial statements of PGI Incorporated and its subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10 - QSB and therefore do not include all disclosures necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The Company's independent accountants included an explanatory paragraph regarding the Company's ability to continue as a going concern in their opinion on the Company's consolidated financial statements for the year ended December 31, 2004.

         The consolidated balance sheet as of December 31, 2004 has been derived from the audited consolidated balance sheet as of that date.

         The Company remains in default under the indentures governing its unsecured subordinated and convertible debentures and in default of its primary debt obligations. (See Management's Discussion and Analysis or Plan of Operation and Notes 9, 10, 11, and 16 to the Company's consolidated financial statements for the year ended December 31, 2004, as contained in the Company's Annual Report on Form 10 - KSB).

         All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the three months ended March 31, 2005 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2005 or any other interim period.

(2)      Per Share Data

         Basic per share amounts are computed by dividing net income (loss), after considering cumulative dividends in arrears on the Company's preferred stock, by the average number of common shares and common stock equivalents outstanding. For this purpose, the Company's cumulative convertible preferred stock and collateralized convertible debentures are not deemed to be common stock equivalents. The average number of common shares outstanding for the three months ended March 31, 2005 and 2004 was 5,317,758.

         Diluted per share amounts are computed by dividing net income
         (loss) by the average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures into shares of common stock. For the three months ended March 31, 2005 and 2004, the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)


         The following is a summary of the calculations used in computing basic and diluted (loss) per share for the three months ended March 31, 2005 and 2004.

                                                      Three Months Ended
                                                      ------------------
                                                   March 31,        March 31,
                                                     2005             2004
                                                     ----             ----
         Net (Loss)                              $ (423,000)       $ (580,000)
         Preferred Dividends                     $ (160,000)       $ (160,000)
                                                 ----------        ----------
         (Loss) Available to
            Common Shareholders                  $ (583,000)       $ (740,000)
                                                 ==========        ==========
         Weighted Average Number
            Of Shares Outstanding                 5,317,758         5,317,758
         Basic and Diluted (Loss)
            Per Share                                 $(.11)            $(.14)

(3)      Statement of Cash Flows

         The Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows", which requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. Interest paid for the three months ended March 31, 2005 and 2004 was $13,000 and $16,000, respectively.

(4)      Restricted Cash

         Restricted cash includes restricted proceeds held by the primary lender as collateral for debt repayment.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

(5)      Receivables
         Net receivables consisted of:

                                                      March 31,   December 31,
                                                        2005          2004
                                                        ----          ----
                                                         ($ in thousands)

         Contracts receivable on homesite sales         $ 18          $ 64
         Less:  Allowance for cancellations              (18)          (64)
                                                        ----          ----
         Net receivables on real estate sales              -             -
         Other notes receivable - trade                    -             1
         Other notes receivable - related party          340           340
         Other interest receivable                         7            27
                                                         ---          ----
                                                        $347          $368
                                                        ====          ====

(6)      Land and Improvements
         Land and improvement inventories consisted of:

                                                      March 31,   December 31,
                                                        2005          2004
                                                        ----          ----
                                                         ($ in thousands)

         Unimproved land                                $621          $621
         Fully improved land                              16            16
                                                        ----          ----
                                                        $637          $637
                                                        ====          ====


(7)      Other Assets
         Other assets consisted of:
                                                      March 31,   December 31,
                                                        2005          2004
                                                        ----          ----
                                                         ($ in thousands)

         Deposit with Trustee of 6-1/2% debentures      $162          $161
         Other                                            10            20
                                                        ----          ----
                                                        $172          $181
                                                        ====          ====

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

(8)      Accounts Payable and Accrued Expenses
         Accounts payable and accrued expenses consisted of:

                                                      March 31,   December 31,
                                                        2005          2004
                                                        ----          ----
                                                         ($ in thousands)

         Accounts payable                               $ 26          $ 12
         Accrued audit & professional                     18            29
         Accrued consulting fees                           -             5
         Accrued legal                                     -             1
         Accrued miscellaneous                             1             2
                                                        ----          ----
                                                        $ 45          $ 49
                                                        ====          ====

         Accrued Real Estate Taxes consisted of:

         Current real estate taxes                      $  3          $  5
         Delinquent real estate taxes                    353           358
                                                        ----          ----
                                                        $356          $363
                                                        ====          ====

 (9) Primary Lender Credit Agreements, Notes Payable, Subordinated and Convertible Debentures Payable
         Credit agreements with the Company's primary lender and notes payable consisted of the following:

                                                      March 31,   December 31,
                                                        2005          2004
                                                        ----          ----
                                                         ($ in thousands)
         Credit agreements - primary lender:
            (maturing July 8, 1997, bearing interest
            at prime plus 5%)                          $  500        $  500
         Notes payable - $1,176,000
            bearing interest at prime plus 2%           1,198         1,198
                                                       ------        ------
                                                       $1,698        $1,698
                                                       ------        ------
         Subordinated debentures payable:

            At 6-1/2% interest; due June 1991           1,034         1,034
            At 6% interest; due May 1, 1992             8,025         8,025
                                                       ------        ------
                                                       $9,059        $9,059
                                                       ------        ------

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

         Collateralized convertible debentures payable:

            At 14% interest; due July 8, 1997,          1,500         1,500
            convertible into shares of common stock   -------       -------
            at $1.72 per share                        $12,257       $12,257
                                                      =======       =======


(10)     Real Estate Sales and Other Income
         Real Estate Sales and Cost of Sales for the three months ended March 31, 2005 and 2004 were as follows:

                                     Three Months Ended
                                     ------------------
                                   March 31,   December 31,
                                     2005          2004
                                     ----          ----
                                      ($ in thousands)

         Real Estate Sales           $195          $160
         Cost of Sales                 14            61

         In the first quarter of 2005, the Company completed the sale of an unusual real estate parcel, at the price of $175,000. This parcel was not carried for any value on the Company's books, inasmuch as it was an undevelopable strip of mangrove fringe. However, because of the height of the mangroves, the adjoining property owner purchased this fringe strip in order to be able to enhance the view amenity on his proposed development.

         Other income for the three months ended March 31, 2005 and 2004 was $118,000 and $4,000, respectively. The other income mainly consists of recoveries of contracts receivable which have been fully provided for cancellation. During the three months ended March 31, 2005, the company foreclosed on nine lots in Citrus County and was granted its claim of $125,000 in delinquent receivables.

(11)     Income Taxes

         At December 31, 2004, the Company had an operating loss carryforward of approximately $35,000,000 to reduce future taxable income. These operating losses expire at various dates through 2024.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

         The following summarizes the temporary differences of the Company at December 31, 2004 at the current statutory rate:
                                                                ($ in thousands)
         Deferred tax asset:
           Net operating loss carryforward                         $ 13,727
           Adjustments to reduce land to net realizable value            12
           Expenses capitalized under IRC 263(a)                         56
           Valuation allowance                                      (13,623)
                                                                   --------
                                                                        172

         Deferred tax liability:
           Basis difference of land and improvement inventories         172
                                                                   --------
         Net deferred tax asset                                    $      -
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

         Presently, the most valuable remaining asset is a parcel of 366 acres located in Hernando County, Florida. The Company also owns some minor parcels which are scattered sites in Charlotte County, Florida, but most of these are subject to easements which markedly reduce their value and/or consist of wetlands of indeterminate value. As of March 31, 2005, the Company also owns 4 single family lots, located in Citrus County, Florida.

         The 366 acre parcel in Hernando County is difficult to value because of uncertainty related to the possible extension of the Suncoast Expressway, which terminates on the south side of Route 98 opposite the subject property. Planning continues for the proposed northward continuation of the Suncoast Expressway, with the most actively considered routes predicated on taking part of the subject property. Until and unless the uncertainty regarding the future expansion of the Suncoast Expressway is resolved, planning with respect to this property is difficult. Notwithstanding the foregoing, however, the Company has engaged a land planner to begin suggesting possible development concepts assuming that the Suncoast Expressway is continued with a route at the far western boundary of the property.

Results of Operations

         Revenues for the first three months of 2005 increased by $148,000 to $322,000 from $174,000 for the comparable 2004 period primarily reflecting a recovery of contracts receivable in the amount of $125,000 which had been fully provided for cancellation. Expenses for the three month period ended March 31, 2005 decreased by $9,000 when compared to the same period in 2004. As a result, a net loss of $423,000 was incurred for the first three months of 2005 compared to a net loss of $580,000 for the first three months of 2004. After consideration of cumulative preferred dividends in arrears, totaling $160,000 for each of the three months ended March 31, 2005 and 2004 ($.05 per share of common stock), a net loss per share of $(.11) and $(.14), was reported for the three month periods ended March 31, 2005 and 2004, respectively.

         Real Estate Sales and Cost of Sales consisted of:

                                      Three Months Ended
                                    March 31,     March 31,
                                      2005          2004
                                      ----          ----
                                       ($ in thousands)

         Real Estate Sales            $195          $160
         Cost of Sales                  14            61

                      PGI INCORPORATED AND SUBSIDIARIES

         In the first quarter of 2005, the Company completed the sale of an unusual real estate parcel, at the price of $175,000. This parcel was not carried for any value on the Company's books, inasmuch as it was an undevelopable strip of mangrove fringe. However, because of the height of the mangrove, the adjoining property owner purchased this fringe strip in order to be able to enhance the view amenity on his proposed developments.

         Other income for the three months ended March 31, 2005 and 2004 was $118,000 and $4,000, respectively. Other income primarily consists of a recovery of contracts receivable, which had been fully provided for cancellation. During the three months ended March 31, 2005, the Company foreclosed on nine lots in Citrus County and was granted its claim of $125,000 in delinquent receivables.

         As of March 31, 2005, the Company remained in default of its primary lender indebtedness with PGIP, LLC ("PGIP") of $500,000. The Company made a principal payment of $200,000 in September, 2004 to PGIP to reduce the primary lender indebtedness. PGIP holds restricted funds of the Company pursuant to an escrow agreement whereby funds may be disbursed (i) as requested by the Company and agreed to by PGIP, or (ii) as deemed necessary and appropriate by PGIP, in either case, to protect PGIP's interest in the Retained Acreage (as hereinafter defined), including PGIP's right to receive principal and interest under the note agreement securing the remaining indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company. The restricted escrow funds held by PGIP at both March 31, 2005 and December 31, 2004 was $252,000, respectively. The real estate owned by the Company that has not been sold, totaling 366 acres (the "Retained Acreage"), remains subject to the primary lender indebtedness.

         Contracts receivable on homesite sales and related receivables are fully provided for cancellation at March 31, 2005 and December 31, 2004 (See
Note 5 of the Company's Notes to Consolidated Financial Statements (Unaudited) contained herein). The Company has been actively pursuing collection on the delinquent contract receivables. An assessment is made for each contract receivable as to the economic benefit of reacquisition of the lot, which serves as collateral for such contract receivable, considering the cost of foreclosure, delinquent taxes and association fees due, and estimated current sale value of such lot. For those contract receivables with an anticipated economic benefit, foreclosure action is initiated in the absence of payment or receipt of a quit claim deed of the property back to the Company.

         Cash provided by operating activities for the three months ended March 31, 2005 was $290,000 compared to cash provided of $94,000 for the comparable 2004 period, primarily as a result of the sale of the unusual real estate parcel and the recovery of contracts receivable, both as described above. Net cash used in investing activities during the three months ended March 31, 2005 consisted of $1,000 in purchases of inventory and deferred expenditures.

                      PGI INCORPORATED AND SUBSIDIARIES

Analysis of Financial Condition

         Total assets increased by $260,000 at March 31, 2005 compared to total assets at December 31, 2004, reflecting the following changes:

                                                      March 31,          December 31,        Increase
                                                        2005                2004            (Decrease)
                                                        ----                ----            ----------
                                                                      ($ in thousands)
         Cash and cash equivalents                     $  491              $  201              $290
         Restricted cash                                  252                 252                 -
         Receivables                                      347                 368               (21)
         Land and improvement inventories                 637                 637                 -
         Other assets                                     172                 181                (9)
                                                       ------              ------              ----
                                                       $1,899              $1,639              $260
                                                       ======              ======              ====


         Liabilities were approximately $37.5 million at March 31, 2005 compared to approximately $36.9 million at December 31, 2004, reflecting the following changes:

                                                      March 31,          December 31,        Increase
                                                        2005                2004            (Decrease)
                                                        ----                ----            ----------
                                                                      ($ in thousands)
       Accounts payable & accrued expenses            $    45             $    49              $ (4)
       Accrued real estate taxes                          356                 363                (7)
       Deferred credits                                     1                   3                (2)
       Accrued interest                                24,882              24,186               696
       Credit agreements - primary lender                 500                 500                 -
       Notes                                            1,198               1,198                 -
       Convertible subordinated
          debentures payable                            9,059               9,059                 -

       Convertible debentures payable                   1,500               1,500                 -
                                                      -------             -------              ----
                                                      $37,541             $36,858              $683
                                                      =======             =======              ====


         The Company has taken significant steps to curtail and simplify operations as well as taken steps to concentrate on major bulk sales of its undeveloped acreage. The Company remains totally dependent upon the sale of property to fund its operations and debt service requirements.

                      PGI INCORPORATED AND SUBSIDIARIES

         The Company remains in default of the entire principal plus interest on its subordinated and convertible debentures and notes payable, as well as its primary lender indebtedness with PGIP. The amounts due are as indicated in the following table:

                                                          March 31, 2005
                                                          --------------
                                                      Principal      Accrued
                                                     Amount Due      Interest
                                                     ----------      --------
                                                          ($ in thousands)
         Subordinated debentures:
         ------------------------
         At 6 1/2%, due June 1, 1991                   $1,034        $ 1,058
         At 6%, due May 1, 1992                         8,025         10,294
                                                       ------        -------
                                                       $9,059        $11,352
                                                       ======        =======

         Collateralized convertible debentures:
         --------------------------------------
         At 14%, due July 8, 1997                      $1,500        $11,270
                                                       ======        =======

         Notes Payable:
         --------------
         At prime plus 2%                              $1,176        $ 2,256
         Non-interest bearing                              22              -
                                                       ------        -------
                                                       $1,198        $ 2,256
                                                       ======        =======

         The Company does not have funds available to make any payments of either principal or interest on the above debentures and notes payable.

Forward Looking Statements
--------------------------
The discussion set forth in this Item 2, as well as other portions of this Form 10-QSB, may contain forward-looking comments. Such comments are based upon the information currently available to management of the Company and management's perception thereof as of the date of the Form 10-QSB. When used in this Form 10-QSB, words such as "anticipates," "estimates," "believes," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties. Actual results of the Company's operations could materially differ from those forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to: changes in the real estate market in Florida and the counties in which the Company owns any property; institution of legal action by the bondholders for collection of any amounts due under the subordinated or convertible debentures; continued failure by governmental authorities to make a decision with respect to the Suncoast Expressway as described under Item 2; changes in management strategy; and other factors set forth in reports and other documents filed by the Company with the Securities and Exchange Commission from time to time.

Item 3. Controls and Procedures

         We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2005. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                      PGI INCORPORATED AND SUBSIDIARIES

PART II  Other Information

Item 1.  Legal Proceedings

         As previously reported by the Company, a tax matter relating to the 1997 agricultural exemption status on the undeveloped Sugarmill Woods property was disputed on a matter of timely filing of petition for such exemption. In June 2002, the District Court of Appeals denied the agricultural exemption for tax year 1997, and the Company filed a motion for rehearing. In November 2003, the trial court conducted an evidentiary hearing on the Company's motion for rehearing, but the motion was denied. In December 2003, an appeal to the 5th District Court of Appeals was filed by the Company. In February 2005, the 5th District Court of Appeals affirmed the trial court's decision that denied the Company's request that the subject property be classified as agricultural for ad valorem tax purposes. Based upon the recent Florida Supreme Court precedent, the Company decided against moving for rehearing. The Company does not believe that the resolution of this matter will have a material effect on its financial position.

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

                                  PGI INCORPORATED
                                  ----------------
                                    (Registrant)

Date: May 13, 2005                            /s/ Laurence A Schiffer
      ------------                            -----------------------
                                              Laurence A. Schiffer
                                              President
                                              (Duly Authorized Officer,
                                              Principal Executive Officer
                                              and Principal Financial Officer)

PGI INCORPORATED AND SUBSIDIARIES

EXHIBIT INDEX
-------------

2.       Inapplicable.

3.(i)    Inapplicable.

3.(ii)   Inapplicable.

4.       Inapplicable.

10.      Inapplicable.

11. Statement re: Computation of Per Share Earnings (Set forth in Note 2 of the Notes to Consolidated Financial Statements (Unaudited) herein).

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