Form 10QSB
period 2005-06-30
PGI INC
filed 2005-08-11
CIK 81157

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10 - QSB

(Mark One)
     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the quarterly period ended   June 30, 2005
                                                 -----------------

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------    -------------------
         Commission File Number     1-6471
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 11, 2005, there were 5,317,758 shares of the Registrant's common stock, $.10 par value per share, outstanding.

         Transitional Small Business Disclosure Format (Check one):

                  Yes      No  X
                      ---     ---

                      PGI INCORPORATED AND SUBSIDIARIES

                                Form 10 - QSB
                     For the Quarter Ended June 30, 2005

                                    Table of Contents
                                    -----------------
                                                                            Form 10 - QSB
                                                                               Page No.
                                                                            -------------

PART I            Financial Information

         Item 1.  Financial Statements
                  Consolidated Statements of Financial Position
                    June 30, 2005 (Unaudited) and December 31, 2004                3

                  Consolidated Statements of Operations (Unaudited)
                    Three and Six Months Ended June 30, 2005 and 2004              4

                  Condensed Consolidated Statements of Cash Flows
                    (Unaudited) Six Months Ended June 30, 2005 and 2004            5

                  Notes to Consolidated Financial Statements (Unaudited)           6

         Item 2.  Management's Discussion and Analysis or Plan of Operation       12

         Item 3.  Controls and Procedures                                         15

PART II           Other Information

         Item 1.  Legal Proceedings                                               16

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     16

         Item 3.  Defaults Upon Senior Securities                                 16

         Item 4.  Submission of Matters to a Vote of Security Holders             16

         Item 5.  Other Information                                               16

         Item 6.  Exhibits                                                        16

SIGNATURES                                                                        17

EXHIBIT INDEX                                                                     18

Part I            Financial Information
         Item 1.  Financial Statements
                  --------------------

                                    PGI INCORPORATED AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                             ($ in thousands)
                                                                  June 30,                     December 31,
                                                                    2005                           2004
                                                                    ----                           ----
                                                                 (Unaudited)
ASSETS
    Cash and cash equivalents                                     $    387                       $    201
    Restricted cash                                                    253                            252
    Receivables                                                        444                            368
    Land and improvement inventories                                   637                            637
    Other assets                                                       171                            181
                                                                  --------                       --------
                                                                  $  1,892                       $  1,639
                                                                  ========                       ========

LIABILITIES
    Accounts payable & accrued expenses                           $     36                       $     49
    Accrued real estate taxes                                          317                            363
    Deferred credits                                                     -                              3
    Accrued interest:
    Primary Lender                                                       4                              4
    Debentures                                                      23,315                         21,948
    Other                                                            2,279                          2,234
Credit Agreements -
    Primary lender                                                     500                            500
    Notes payable                                                    1,198                          1,198
    Subordinated debentures payable                                  9,059                          9,059
    Convertible debentures payable                                   1,500                          1,500
                                                                  --------                       --------
                                                                  $ 38,208                       $ 36,858
                                                                  --------                       --------

STOCKHOLDERS' DEFICIENCY
    Preferred stock, par value $1.00 per share;
      authorized 5,000,000 shares; 2,000,000
      Class A cumulative convertible shares issued
      and outstanding; (liquidation preference of
      $8,000,000 and cumulative dividends)                           2,000                          2,000
    Common stock, par value $.10 per share;
      authorized 25,000,000 shares; 5,317,758
      shares issued and outstanding                                    532                            532
    Paid in capital                                                 13,498                         13,498
    Accumulated deficit                                            (52,346)                       (51,249)
                                                                  --------                       --------
                                                                   (36,316)                       (35,219)
                                                                  --------                       --------
                                                                  $  1,892                       $  1,639
                                                                  ========                       ========

See accompanying notes to consolidated financial statements.

Part I            Financial Information (Continued)

                                    PGI INCORPORATED AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                 ($ in thousands, except per share data)
                                              (Unaudited)

                                                    Three Months Ended                Six Months Ended
                                                    ------------------                ----------------
                                                  June 30,       June 30,           June 30,     June 30,
                                                    2005           2004               2005         2004
                                                    ----           ----               ----         ----
REVENUES
    Real Estate Sales                              $   -          $ 500             $   195        $  660
    Interest Income                                    9              8                  18            18
    Other Income                                      74              1                 192             5
                                                   -----          -----             -------        ------
                                                      83            509                 405        $  683
                                                   -----          -----             -------        ------

COSTS AND EXPENSES
    Cost of Real Estate Sales                      $   -          $   8             $    14        $   69
    Interest                                         730            661               1,439         1,306
    Taxes & Assessments                                2             12                  (5)           15
    Consulting & Accounting                           10             10                  20            20
    Legal & Professional                               8              6                  15            31
    General & Administrative                           7             12                  19            22
                                                   -----          -----             -------        ------
                                                     757            709               1,502         1,463
                                                   -----          -----             -------        ------
NET (LOSS)                                         $(674)         $(200)            $(1,097)       $ (780)
                                                   =====          =====             =======        ======

NET (LOSS) PER SHARE (*)                           $(.16)         $(.07)            $  (.27)       $ (.21)
                                                   =====          =====             =======        ======

* Considers the effect of cumulative preferred dividends in arrears for the three and six months ended June 30, 2005 and 2004.

See accompanying notes to consolidated financial statements.

Part I            Financial Information (Continued)

                             PGI INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      ($ in thousands)
                                        (Unaudited)

                                                                        Six Months Ended
                                                                        ----------------
                                                                    June 30,        June 30,
                                                                      2005            2004
                                                                      ----            ----

Net cash provided by operating activities                             $277            $264
                                                                      ----            ----
Cash flows from investing activities:
    Investment in notes receivable                                     (90)              -
    Purchases of inventory and deferred expenditures                    (1)             (1)
                                                                      ----            ----
    Net cash (used in) investing activities                            (91)             (1)
                                                                      ----            ----


Net increase in cash                                                   186             263

Cash at beginning of period                                            201             250
                                                                      ----            ----

Cash at end of period                                                 $387            $513
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

         All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the six months ended June 30, 2005 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2005 or any other interim period.

(2)      Per Share Data

         Basic per share amounts are computed by dividing net income (loss), after considering cumulative dividends in arrears on the Company's preferred stock, by the average number of common shares and common stock equivalents outstanding. For this purpose, the Company's cumulative convertible preferred stock and collateralized convertible debentures are not deemed to be common stock equivalents. The average number of common shares outstanding for the six months ended June 30, 2005 and 2004 was 5,317,758.

         Diluted per share amounts are computed by dividing net income
         (loss) by the average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures into shares of common stock. For the six months ended June 30, 2005 and 2004, the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

         The following is a summary of the calculations used in computing basic and diluted (loss) per share for the three and six months ended June 30, 2005 and 2004.

                                                  Three Months Ended                 Six Months Ended
                                                  ------------------                 ----------------
                                              June 30,          June 30,        June 30,          June 30,
                                                2005             2004             2005              2004
                                                ----             ----             ----              ----
        Net (Loss)                           $ (674,000)      $ (200,000)     $(1,097,000)      $  (780,000)
        Preferred Dividends                  $ (160,000)      $ (160,000)     $  (320,000)      $  (320,000)
                                             ----------       ----------      -----------       -----------
        (Loss) Available to
          Common Shareholders                $ (834,000)      $ (360,000)     $(1,417,000)      $(1,100,000)
                                             ==========       ==========      ===========       ===========
        Weighted Average Number
          Of Shares Outstanding               5,317,758        5,317,758        5,317,758         5,317,758
        Basic and Diluted (Loss)
          Per Share                               $(.16)           $(.07)           $(.27)            $(.21)

(3)      Statement of Cash Flows

         The Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows", which requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. Interest paid for the six months ended June 30, 2005 and 2004 was $27,000 and $32,000, respectively.

(4)      Restricted Cash

         Restricted cash includes restricted proceeds held by the primary lender as collateral for debt repayment.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

(5)      Receivables
         Net receivables consisted of:

                                                          June 30,               December 31,
                                                            2005                     2004
                                                            ----                     ----
                                                                   ($ in thousands)
         Contracts receivable on homesite sales             $  4                     $ 64
         Less: Allowance for cancellations                    (4)                     (64)
                                                            ----                     ----
         Net receivables on real estate sales                  -                        -
         Other notes receivable - trade                        -                        1
         Other notes receivable - related party              430                      340
         Other interest receivable                            14                       27
                                                            ----                     ----
                                                            $444                     $368
                                                            ====                     ====

(6)      Land and Improvements
         Land and improvement inventories consisted of:

                                                          June 30,               December 31,
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
                                                            ====                     ====

(7)      Other Assets
         Other assets consisted of:

                                                          June 30,               December 31,
                                                            2005                     2004
                                                            ----                     ----
                                                                   ($ in thousands)
         Deposit with Trustee of 6-1/2% debentures          $163                     $161
         Other                                                 8                       20
                                                            ----                     ----
                                                            $171                     $181
                                                            ====                     ====

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

(8)      Accounts Payable and Accrued Expenses
         Accounts payable and accrued expenses consisted of:

                                                          June 30,               December 31,
                                                            2005                     2004
                                                            ----                     ----
                                                                   ($ in thousands)

         Accounts payable                                   $ 20                     $ 12
         Accrued audit & professional                         13                       29
         Accrued consulting fees                               2                        5
         Accrued legal                                         -                        1
         Accrued miscellaneous                                 1                        2
                                                            ----                     ----
                                                            $ 36                     $ 49
                                                            ====                     ====

         Accrued Real Estate Taxes consisted of:

         Current real estate taxes                          $  5                     $  5
         Delinquent real estate taxes                        312                      358
                                                            ----                     ----
                                                            $317                     $363
                                                            ====                     ====

 (9) Primary Lender Credit Agreements, Notes Payable, Subordinated and Convertible Debentures Payable
         Credit agreements with the Company's primary lender and notes payable consisted of the following:

                                                           June 30,              December 31,
                                                             2005                    2004
                                                             ----                    ----
                                                                   ($ in thousands)
         Credit agreements - primary lender:
           (maturing July 8, 1997, bearing interest
           at prime plus 5%)                               $   500                 $   500
         Notes payable - $1,176,000
           bearing interest at prime plus 2%                 1,198                   1,198
                                                           -------                 -------
                                                           $ 1,698                 $ 1,698
                                                           -------                 -------
         Subordinated debentures payable:

            At 6-1/2% interest; due June 1991                1,034                   1,034
            At 6% interest; due May 1, 1992                  8,025                   8,025
                                                           -------                 -------
                                                           $ 9,059                 $ 9,059
                                                           -------                 -------

         Collateralized convertible debentures payable:

            At 14% interest; due July 8, 1997,
            convertible into shares of common stock
            at $1.72 per share                               1,500                   1,500
                                                           -------                 -------
                                                           $12,257                 $12,257
                                                           =======                 =======

                                     9

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)


(10)     Real Estate Sales and Other Income
         Real Estate Sales and Cost of Sales for the three and six months ended June 30, 2005 and 2004 were as follows:

                                       Three Months Ended                              Six Months Ended
                                       ------------------                              ----------------
                                        ($ in thousands)                               ($ in thousands)
                                June 30,                June 30,               June 30,               June 30,
                                  2005                    2004                   2005                    2004
                                  ----                    ----                   ----                    ----
Real Estate Sales                   -                     500                     195                    660
Cost of Sales                       -                       8                      14                     69


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

         In the second quarter of 2004, the Company closed the sale of two unusual real estate parcels of undevelopable thin strips of mangrove fringe at the price of $250,000 each. These two parcels were not carried for value on the company's books.

         Other income for the six months ended June 30, 2005 and 2004 was $192,000 and $5,000, respectively. The other income mainly consists of recoveries of contracts receivable which have been fully provided for cancellation. During the six months ended June 30, 2005, the Company foreclosed on ten lots and was granted its claim of $134,000 in delinquent receivables.

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
                                                                                ========

                      PGI INCORPORATED AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis or Plan of Operation

Preliminary Note

         Presently, the Company's most valuable remaining asset is a parcel of 366 acres located in Hernando County, Florida. The Company also owns some minor parcels which are scattered sites in Charlotte County, Florida, but most of these are subject to easements which markedly reduce their value and/or consist of wetlands of indeterminate value. As of June 30, 2005, the Company also owns 4 single family lots, located in Citrus County, Florida.

         The 366 acre parcel in Hernando County is difficult to value because of uncertainty related to the possible extension of the Suncoast Expressway, which terminates on the south side of Route 98 opposite the subject property. Planning continues for the proposed northward continuation of the Suncoast Expressway, with the route presently believed to be the most probable being along the western boundary. However, until and unless the uncertainty regarding the future expansion of the Suncoast Expressway is resolved, planning with respect to this property is difficult. The Company has engaged a land planner to suggest development concepts assuming that the Suncoast Expressway is continued with a route at the far western boundary of the property.

Results of Operations

         Revenues for the first six months of 2005 decreased by $278,000 to $405,000 from $683,000 for the comparable 2004 period primarily reflecting less sales revenue in 2005. Expenses for the six month period ended June 30, 2005 increased by $39,000 when compared to the same period in 2004 primarily resulting from an increase in interest expense and a decrease in cost of sales. As a result, a net loss of $1,097,000 was incurred for the first six months of 2005 compared to a net loss of $780,000 for the first six months of 2004. After consideration of cumulative preferred dividends in arrears, totaling $320,000 for each of the six months ended June 30, 2005 and 2004, a net loss per share of $(.27) and $(.21), was reported for the six month periods ended June 30, 2005 and 2004, respectively. The total cumulative preferred dividends in arrears through June 30, 2005 is $6,515,000.

         Real Estate Sales and Cost of Sales consisted of:


                                       Three Months Ended                              Six Months Ended
                                       ------------------                              ----------------
                                         (in thousands)                                 (in thousands)
                                June 30,                June 30,               June 30,               June 30,
                                  2005                    2004                   2005                   2004
                                  ----                    ----                   ----                   ----
Real Estate Sales                   -                      500                    195                    660
Cost of Sales                       -                        8                     14                     69

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

         In the second quarter of 2004, the Company closed the sale of two unusual real estate parcels of undevelopable thin strips of mangrove fringes at the price of $250,000 each. These two parcels were not carried for value on the Company's books.

         Other income for the six months ended June 30, 2005 and 2004 was $192,000 and $5,000, respectively. Other income primarily consists of a recovery of contracts receivable, which had been fully provided for cancellation. During the six months ended June 30, 2005, the Company foreclosed on ten lots and was granted its claim of $134,000 in delinquent receivables.

         As of June 30, 2005, the Company remained in default of its primary lender indebtedness with PGIP, LLC ("PGIP") of $500,000. The Company made a principal payment of $200,000 in September, 2004 to PGIP to reduce the primary lender indebtedness. PGIP holds restricted funds of the Company pursuant to an escrow agreement whereby funds may be disbursed (i) as requested by the Company and agreed to by PGIP, (ii) as deemed necessary and appropriate by PGIP, in either case, to protect PGIP's interest in the Retained Acreage (as hereinafter defined), including PGIP's right to receive principal and interest under the note agreement securing the remaining indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company. The restricted escrow funds held by PGIP at June 30, 2005 and December 31, 2004 was $253,000 and $252,000, respectively. The real estate owned by the Company that has not been sold, totaling 366 acres (the "Retained Acreage"), remains subject to the primary lender indebtedness.

         Contracts receivable on homesite sales and related receivables are fully provided for cancellation at June 30, 2005 and December 31, 2004 (See
Note 5 of the Company's Notes to Consolidated Financial Statements (Unaudited) contained herein). The Company has been actively pursuing collection on the delinquent contract receivables. An assessment was made for each contract receivable as to the economic benefit of reacquisition of the lot, which serves as collateral for such contract receivable, considering the cost of foreclosure, delinquent taxes and association fees due, and estimated current sale value of such lot. For those contract receivables with an anticipated economic benefit, foreclosure action was initiated in the absence of payment or receipt of a quit claim deed of the property back to the Company.

         Cash provided by operating activities for the six months ended June 30, 2005 was $277,000 compared to cash provided of $264,000 for the comparable 2004 period, primarily as a result of the sales of the unusual real estate parcels and the recovery of contracts receivable, both as described above. Net cash used in investing activities during the six months ended June 30, 2005 consisted of a $90,000 investment in a short-term note with Love Investment Company, an affiliate of L-PGI, the Company's preferred shareholder.

                      PGI INCORPORATED AND SUBSIDIARIES

Analysis of Financial Condition

         Total assets increased by $253,000 at June 30, 2005 compared to total assets at December 31, 2004, reflecting the following changes:

                                                        June 30,          December 31,         Increase
                                                          2005                2004            (Decrease)
                                                          ----                ----            ----------
                                                                        ($ in thousands)
       Cash and cash equivalents                         $  387              $  201              $186
       Restricted cash                                      253                 252                 1
       Receivables                                          444                 368                76
       Land and improvement inventories                     637                 637                 -
       Other assets                                         171                 181               (10)
                                                         ------              ------              ----
                                                         $1,892              $1,639              $253
                                                         ======              ======              ====

         Liabilities were approximately $38.2 million at June 30, 2005 compared to approximately $36.9 million at December 31, 2004, reflecting the following changes:

                                                        June 30,          December 31,         Increase
                                                          2005                2004            (Decrease)
                                                          ----                ----            ----------
                                                                        ($ in thousands)
      Accounts payable & accrued expenses               $    36             $    49             $  (13)
      Accrued real estate taxes                             317                 363                (46)
      Deferred credits                                        -                   3                 (3)
      Accrued interest                                   25,598              24,186              1,412
      Credit agreements - primary lender                    500                 500                  -
      Notes                                               1,198               1,198                  -
      Convertible subordinated
        debentures payable                                9,059               9,059                  -
      Convertible debentures payable                      1,500               1,500                  -
                                                        -------             -------             ------
                                                        $38,208             $36,858             $1,350
                                                        =======             =======             ======


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

                      PGI INCORPORATED AND SUBSIDIARIES

         The Company remains in default of the entire principal plus interest on its subordinated and convertible debentures and notes payable, as well as its primary lender indebtedness with PGIP. The amounts due are as indicated in the following table:

                                                              June 30, 2005
                                                              -------------
                                                      Principal            Accrued
                                                      Amount Due           Interest
                                                      ----------           --------
                                                              ($ in thousands)
         Subordinated debentures:
         ------------------------
         At 6 1/2%, due June 1, 1991                    $1,034              $ 1,077
         At 6%, due May 1, 1992                          8,025               10,521
                                                        ------              -------
                                                        $9,059              $11,598
                                                        ======              =======

         Collateralized convertible debentures:
         --------------------------------------
         At 14%, due July 8, 1997                       $1,500              $11,717
                                                        ======              =======

         Notes Payable:
         --------------
         At prime plus 2%                               $1,176              $ 2,279
         Non-interest bearing                               22                    -
                                                        ------              -------
                                                        $1,198              $ 2,279
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

Item 3. Controls and Procedures

         We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2005. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                      PGI INCORPORATED AND SUBSIDIARIES

PART II  Other Information

Item 1.  Legal Proceedings

         See description of legal proceeding set forth in Item 1 of Part II of the Form 10-QSB filed by the Company on May 12, 2005.

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

                              PGI INCORPORATED
                              ----------------
                                (Registrant)

Date: August 11, 2005                     /s/ Laurence A. Schiffer
      ---------------                     -----------------------------------
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

15       Inapplicable.

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