Form 10QSB
period 2005-09-30
PGI INC
filed 2005-11-14
CIK 81157

                   U.S SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                FORM 10 - QSB


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


                  For the quarterly period ended  September 30, 2005
                                                 --------------------

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


         For the transition period from ______________ to ________________


         Commission File Number      1-6471
                                -----------------


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


         N/A
         ----------------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal year, if changed since last report)


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


         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                  Yes               No    X
                      ----------      ----------


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 14, 2005, there were 5,317,758 shares of the Registrant's common stock, $.10 par value per share, outstanding.


         Transitional Small Business Disclosure Format (Check one):

                  Yes              No     X
                      ----------      ----------

                                        PGI INCORPORATED AND SUBSIDIARIES

                                                  Form 10 - QSB
                                     For the Quarter Ended September 30, 2005


                                                Table of Contents
                                                -----------------
                                                                                          Form 10 - QSB
                                                                                             Page No.
                                                                                          -------------
PART I               Financial Information

         Item 1.     Financial Statements
                     Consolidated Statements of Financial Position
                          September 30, 2005 (Unaudited) and December 31, 2004                  3

                     Consolidated Statements of Operations (Unaudited)
                          Three and Nine Months Ended September 30, 2005 and 2004               4

                     Condensed Consolidated Statements of Cash Flows (Unaudited)
                          Nine Months Ended September 30, 2005 and 2004                         5

                          Notes to Consolidated Financial Statements (Unaudited)                6

         Item 2.     Management's Discussion and Analysis or
                          Plan of Operation                                                    12

         Item 3.     Controls and Procedures                                                   15

PART II              Other Information

         Item 1.     Legal Proceedings                                                         16

         Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds               16

         Item 3.     Defaults Upon Senior Securities                                           16

         Item 4.     Submission of Matters to a Vote of Security Holders                       16

         Item 5.     Other Information                                                         16

         Item 6.     Exhibits                                                                  16

SIGNATURE                                                                                      17

EXHIBIT INDEX                                                                                  18

Part I            Financial Information
         Item 1.  Financial Statements
                  --------------------

                                     PGI INCORPORATED AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                             ($ in thousands)

                                                                  September 30,                  December 31,
                                                                      2005                           2004
                                                                      ----                           ----
                                                                  (Unaudited)
ASSETS
     Cash and cash equivalents                                      $   325                        $   201
     Restricted cash                                                    254                            252
     Receivables                                                        473                            368
     Land and improvement inventories                                   637                            637
     Other assets                                                       174                            181
                                                                    -------                        -------
                                                                    $ 1,863                        $ 1,639
                                                                    =======                        =======

LIABILITIES
     Accounts payable & accrued expenses                            $    43                        $    49
     Accrued real estate taxes                                          317                            363
     Deferred credits                                                     -                              3
     Accrued interest:
     Primary Lender                                                       5                              4
     Debentures                                                      24,024                         21,948
     Other                                                            2,304                          2,234
Credit Agreements -
     Primary lender                                                     500                            500
     Notes payable                                                    1,198                          1,198
     Subordinated debentures payable                                  9,059                          9,059
     Convertible debentures payable                                   1,500                          1,500
                                                                    -------                        -------
                                                                    $38,950                        $36,858
                                                                    -------                        -------

STOCKHOLDERS' DEFICIENCY
     Preferred stock, par value $1.00 per share;
         authorized 5,000,000 shares; 2,000,000
         Class A cumulative convertible shares issued
         and outstanding; (liquidation preference of
         $8,000,000 and cumulative dividends)                         2,000                          2,000
     Common stock, par value $.10 per share;
         authorized  25,000,000 shares; 5,317,758
         shares issued and outstanding                                  532                            532
     Paid in capital                                                 13,498                         13,498
     Accumulated deficit                                            (53,117)                       (51,249)
                                                                    -------                        -------
                                                                    (37,087)                       (35,219)
                                                                    -------                        -------
                                                                    $ 1,863                        $ 1,639
                                                                    =======                        =======

See accompanying notes to consolidated financial statements.

Part I            Financial Information (Continued)

                                     PGI INCORPORATED AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                  ($ in thousands, except per share data)
                                                (Unaudited)

                                                Three Months Ended                    Nine Months Ended
                                                ------------------                    -----------------
                                           Sep. 30,            Sep.30,             Sep. 30,        Sep. 30,
                                             2005               2004                 2005            2004
                                             ----               ----                 ----            ----
REVENUES
     Real Estate Sales                     $      -            $     4             $   195         $   664
     Interest Income                             12                  9                  30              27
     Other Income                                 -                  4                 192               9
                                           --------            -------             -------         -------
                                                 12                 17                 417         $   700
                                           --------            -------             -------         -------

COSTS AND EXPENSES
     Cost of Real Estate Sales             $      -            $     -             $    14         $    69
     Interest                                   749                678               2,188           1,984
     Taxes & Assessments                          2                  2                  (3)             17
     Consulting & Accounting                     11                 10                  31              30
     Legal & Professional                         2                  2                  17              33
     General & Administrative                    19                 13                  38              35
                                           --------            -------             -------         -------
                                                783                705               2,285           2,168
                                           --------            -------             -------         -------
NET (LOSS)                                 $   (771)           $  (688)            $(1,868)        $(1,468)
                                           ========            =======             =======         =======

NET (LOSS) PER SHARE (*)                   $   (.18)           $  (.16)            $  (.44)        $  (.37)
                                           ========            =======             =======         =======



* Considers the effect of cumulative preferred dividends in arrears for the three and nine months ended September 30, 2005 and 2004.









See accompanying notes to consolidated financial statements

Part I            Financial Information (Continued)

                               PGI INCORPORATED AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       ($ in thousands)
                                          (Unaudited)


                                                                         Nine Months Ended
                                                                         -----------------
                                                                     Sep. 30,          Sep. 30,
                                                                      2005               2004
                                                                      ----               ----
Net cash provided by operating activities                            $  238             $  459
                                                                     ------             ------
Cash flows from investing activities:
     Investment in notes receivable                                    (110)                 -
     Purchases of inventory and deferred expenditures                    (4)               (12)
     Payment to restricted cash                                           -               (250)
                                                                     ------             ------
     Net cash (used in) investing activities                           (114)              (262)
                                                                     ------             ------

Cash flows from financing activities:
     Principal payments on debt                                           -               (200)
                                                                     ------             ------
     Net (used in) financing activities                                   -               (200)
                                                                     ------             ------

Net increase in cash                                                    124                 (3)

Cash at beginning of period                                             201                250
                                                                     ------             ------

Cash at end of period                                                $  325             $  247
                                                                     ======             ======


See accompanying notes to consolidated financial statements

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

         All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the nine months ended September 30, 2005 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2005 or any other interim period.

 (2)     Per Share Data

         Basic per share amounts are computed by dividing net income (loss), after considering cumulative dividends in arrears on the Company's preferred stock, by the average number of common shares and common stock equivalents outstanding. For this purpose, the Company's cumulative convertible preferred stock and collateralized convertible debentures are not deemed to be common stock equivalents. The average number of common shares outstanding for the nine months ended September 30, 2005 and 2004 was 5,317,758.

         Diluted per share amounts are computed by dividing net income
         (loss) by the average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures into shares of common stock. For the nine months ended September 30, 2005 and 2004, the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)


         The following is a summary of the calculations used in computing basic and diluted (loss) per share for the three and nine months ended September 30, 2005 and 2004.

                                                  Three Months Ended                 Nine Months Ended
                                                  ------------------                 -----------------
                                              Sep. 30,         Sep. 30,          Sep. 30,          Sep. 30,
                                                2005             2004              2005              2004
                                                ----             ----              ----              ----
        Net (Loss)                           ($771,000)       ($688,000)       ($1,868,000)      ($1,468,000)
        Preferred Dividends                  ($160,000)       ($160,000)         ($480,000)        ($480,000)
                                             ---------        ---------        -----------       -----------
        (Loss) Available to
               Common Shareholders           $(931,000)       $(848,000)       $(2,348,000)      $(1,948,000)
                                             =========        =========        ===========       ===========
        Weighted Average Number
               Of Shares Outstanding         5,317,758        5,317,758          5,317,758         5,317,758
        Basic and Diluted (Loss)
               Per Share                         $(.18)           $(.16)             $(.44)            $(.37)

(3)      Statement of Cash Flows

         The Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows", which requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. Interest paid for the nine months ended September 30, 2005 and 2004 was $41,000 and $49,000, respectively.

(4)      Restricted Cash

         Restricted cash includes restricted proceeds held by the primary lender as collateral for debt repayment.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)


(5)      Receivables
         Net receivables consisted of:

                                                       September 30,            December 31,
                                                           2005                    2004
                                                           ----                    ----
                                                                 ($ in thousands)
         Contracts receivable on homesite sales           $    4                  $   64
         Less:  Allowance for cancellations                   (4)                    (64)
                                                          ------                  ------
         Net receivables on real estate sales                  -                       -
         Other notes receivable - trade                        -                       1
         Other notes receivable - related party              450                     340
         Other interest receivable                            23                      27
                                                          ------                  ------
                                                          $  473                  $  368
                                                          ======                  ======

(6)      Land and Improvements
         Land and improvement inventories consisted of:

                                                       September 30,            December 31,
                                                           2005                    2004
                                                           ----                    ----
                                                                  ($ in thousands)
         Unimproved land                                  $  621                   $  621
         Fully improved land                                  16                       16
                                                          ------                   ------
                                                          $  637                   $  637
                                                          ======                   ======


(7)      Other Assets
         Other assets consisted of:

                                                       September 30,            December 31,
                                                           2005                    2004
                                                           ----                    ----
                                                                 ($ in thousands)
         Deposit with Trustee of 6-1/2% debentures        $  164                  $  161
         Other                                                10                      20
                                                          ------                  ------
                                                          $  174                  $  181
                                                          ======                  ======

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)


(8)      Accounts Payable and Accrued Expenses
         Accounts payable and accrued expenses consisted of:

                                                                       September 30,     December 31,
                                                                           2005             2004
                                                                           ----             ----
                                                                              ($ in thousands)
         Accounts payable                                                 $   15           $   12
         Accrued audit & professional                                         23               29
         Accrued consulting fees                                               4                5
         Accrued legal                                                         -                1
         Accrued miscellaneous                                                 1                2
                                                                          ------           ------
                                                                          $   43           $   49
                                                                          ======           ======

         Accrued Real Estate Taxes consisted of:

         Current real estate taxes                                        $    7           $    5
         Delinquent real estate taxes                                        310              358
                                                                          ------           ------
                                                                          $  317           $  363
                                                                          ======           ======

 (9) Primary Lender Credit Agreements, Notes Payable, Subordinated and Convertible Debentures Payable
         Credit agreements with the Company's primary lender and notes payable consisted of the following:

                                                                      September 30,     December 31,
                                                                          2005             2004
                                                                          ----             ----
                                                                            ($ in thousands)
         Credit agreements - primary lender:
            (maturing July 8, 1997, bearing interest
            at prime plus 5%)                                            $   500          $   500
         Notes payable - $1,176,000
            bearing interest at prime plus 2%                              1,198            1,198
                                                                         -------          -------
                                                                         $ 1,698          $ 1,698
                                                                         -------          -------
         Subordinated debentures payable:

            At 6-1/2% interest; due June 1991                              1,034            1,034
            At 6% interest; due May 1, 1992                                8,025            8,025
                                                                         -------          -------
                                                                         $ 9,059          $ 9,059
                                                                         -------          -------

         Collateralized convertible debentures payable:

            At 14% interest; due July 8, 1997,
            convertible into shares of common stock                        1,500            1,500
            at $1.72 per share                                           -------          -------
                                                                         $12,257          $12,257
                                                                         =======          =======

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)


(10)     Real Estate Sales and Other Income
         Real Estate Sales and Cost of Sales for the three and nine months ended September 30, 2005 and 2004 were as follows:

                                       Three Months Ended                             Nine Months Ended
                                       ------------------                             -----------------
                                        ($ in thousands)                               ($ in thousands)
                              September 30,          September 30,           September 30,          September 30,
                                  2005                   2004                    2005                   2004
                                  ----                   ----                    ----                   ----
Real Estate Sales                   -                      4                      195                    664
Cost of Sales                       -                      -                       14                     69


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

         Other income for the nine months ended September 30, 2005 and 2004 was $192,000 and $9,000, respectively. The other income mainly consists of recoveries of contracts receivable which have been fully provided for cancellation. During the nine months ended September 30, 2005, the Company foreclosed on ten lots and received proceeds of $134,000 for delinquent receivables.

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
                                                                                         ========

                      PGI INCORPORATED AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis or Plan of Operation

Preliminary Note

         The Company's most valuable remaining asset is a parcel of 366 acres located in Hernando County, Florida. The Company also owns some minor parcels of real estate which are scattered sites in Charlotte County, Florida, but most of these are subject to easements which markedly reduce their value and/or consist of wetlands of indeterminable value. As of September 30, 2005, the Company also owns 7 single family lots, located in Citrus County, Florida.

         The 366 acre parcel in Hernando County is difficult to value because of uncertainty related to the possible extension of the Suncoast Expressway, which terminates on the south side of Route 98 opposite the subject property. Planning continues for the proposed northward continuation of the Suncoast Expressway, with the route presently believed to be the most probable being along the western boundary of this parcel of property. However, until and unless the uncertainty regarding the future expansion of the Suncoast Expressway is resolved, planning with respect to this property is difficult.

Results of Operations

         Revenues for the first nine months of 2005 decreased by $283,000 to $417,000 from $700,000 for the comparable 2004 period primarily reflecting less sales revenue in 2005. Expenses for the nine month period ended September 30, 2005 increased by $117,000 when compared to the same period in 2004 primarily resulting from an increase in interest expense and a decrease in cost of sales. Taxes and assessments decreased in 2005 as a result of the reversal of accrued taxes on lots for which foreclosure was completed in 2005 by sales for delinquent receivables. As a result, a net loss of $1,868,000 was incurred for the first nine months of 2005 compared to a net loss of $1,468,000 for the first nine months of 2004. After consideration of cumulative preferred dividends in arrears, totaling $480,000 for each of the nine months ended September 30, 2005 and 2004, a net loss per share of $(.44) and $(.37) was reported for the nine month periods ended September 30, 2005 and 2004, respectively. The total cumulative preferred dividends in arrears through September 30, 2005 is $6,675,000.

         Real Estate Sales and Cost of Sales consisted of:


                                       Three Months Ended                             Nine Months Ended
                                       ------------------                             -----------------
                                         (in thousands)                                 (in thousands)
                              September 30,          September 30,           September 30,          September 30,
                                  2005                   2004                    2005                   2004
                                  ----                   ----                    ----                   ----
Real Estate Sales                   -                      4                      195                    664
Cost of Sales                       -                      -                       14                     69

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

         Other income for the nine months ended September 30, 2005 and 2004 was $192,000 and $9,000, respectively. Other income primarily consists of recoveries of contracts receivable, which had been fully provided for cancellation. During the nine months ended September 30, 2005, the Company foreclosed on ten lots and received proceeds of $134,000 for delinquent receivables.

         As of September 30, 2005, the Company remained in default of its primary lender indebtedness with PGIP, LLC ("PGIP") of $500,000. The Company made a principal payment of $200,000 in September, 2004 to PGIP to reduce the primary lender indebtedness. PGIP holds restricted funds of the Company pursuant to an escrow agreement whereby funds may be disbursed (i) as requested by the Company and agreed to by PGIP, (ii) as deemed necessary and appropriate by PGIP, to protect PGIP's interest in the Retained Acreage (as hereinafter defined), including PGIP's right to receive principal and interest under the note agreement securing the remaining indebtedness, or
(iii) to PGIP to pay any other obligations owed to PGIP by the Company. The restricted escrow funds held by PGIP at September 30, 2005 and December 31, 2004 was $254,000 and $252,000, respectively. The real estate owned by the Company that has not been sold, totaling 366 acres (the "Retained Acreage"), remains subject to the primary lender indebtedness.

         Cash provided by operating activities for the nine months ended September 30, 2005 was $238,000 compared to cash provided of $459,000 for the comparable 2004 period, primarily as a result of the sales of the unusual real estate parcels and the recovery of contracts receivable, both as described above. Net cash used in investing activities during the nine months ended September 30, 2005 consisted of a $110,000 investment in a short-term note with Love Investment Company, an affiliate of L-PGI, the Company's preferred shareholder, and $4,000 in deferred expenditures.

                      PGI INCORPORATED AND SUBSIDIARIES

Analysis of Financial Condition

         Total assets increased by $224,000 at September 30, 2005 compared to total assets at December 31, 2004, reflecting the following changes:

                                                      September 30,       December 31,         Increase
                                                          2005                2004            (Decrease)
                                                          ----                ----            ----------
                                                                        ($ in thousands)
       Cash and cash equivalents                         $  325              $  201              $124
       Restricted cash                                      254                 252                 2
       Receivables                                          473                 368               105
       Land and improvement inventories                     637                 637                 -
       Other assets                                         174                 181                (7)
                                                         ------              ------              ----
                                                         $1,863              $1,639              $224
                                                         ======              ======              ====


         Liabilities were approximately $39 million at September 30, 2005 compared to approximately $36.9 million at December 31, 2004, reflecting the following changes:


                                                            September 30,      December 31,           Increase
                                                                2005               2004              (Decrease)
                                                                ----               ----              ----------
                                                                            ($ in thousands)
       Accounts payable & accrued expenses                    $    43            $    49               $   (6)
       Accrued real estate taxes                                  317                363                  (46)
       Deferred credits                                             -                  3                   (3)
       Accrued interest                                        26,333             24,186                2,147
       Credit agreements - primary lender                         500                500                    -
       Notes                                                    1,198              1,198                    -
       Convertible subordinated
          debentures payable                                    9,059              9,059                    -
       Convertible debentures payable                           1,500              1,500                    -
                                                              -------            -------               ------
                                                              $38,950            $36,858               $2,092
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

                      PGI INCORPORATED AND SUBSIDIARIES

         The Company remains in default of the entire principal plus interest on its subordinated and convertible debentures and notes payable, as well as its primary lender indebtedness with PGIP. The amounts due are as indicated in the following table:

                                                                       September 30, 2005
                                                                       ------------------
                                                                 Principal              Accrued
                                                                Amount Due              Interest
                                                                ----------              --------
                                                                        ($ in thousands)
         Subordinated debentures:
         ------------------------
         At 6 1/2%, due June 1, 1991                             $  1,034               $  1,094
         At 6%, due May 1, 1992                                     8,025                 10,750
                                                                 --------               --------
                                                                 $  9,059               $ 11,844
                                                                 ========               ========

         Collateralized convertible debentures:
         --------------------------------------
         At 14%, due July 8, 1997                                $  1,500               $ 12,180
                                                                 ========               ========

         Notes Payable:
         --------------
         At prime plus 2%                                        $  1,176               $  2,304
         Non-interest bearing                                          22                      -
                                                                 --------               --------
                                                                 $  1,198               $  2,304
                                                                 ========               ========

         The Company does not have sufficient funds available to satisfy either principal or interest obligations on the above debentures and notes payable.

Forward Looking Statements
--------------------------
The discussion set forth in this Item 2, as well as other portions of this Form 10-QSB, may contain forward-looking statements. Such statements are based upon the information currently available to management of the Company and management's perception thereof as of the date of the Form 10-QSB. When used in this Form 10-QSB, words such as "anticipates," "estimates," "believes," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties. Actual results of the Company's operations could materially differ from those forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to: changes in the real estate market in Florida and the counties in which the Company owns any property; institution of legal action by the bondholders for collection of any amounts due under the subordinated or convertible debentures; continued failure by governmental authorities to make a decision with respect to the Suncoast Expressway as described under
Item 2; changes in management strategy; and other factors set forth in reports and other documents filed by the Company with the Securities and Exchange Commission from time to time.

Item 3. Controls and Procedures

         We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2005. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                      PGI INCORPORATED AND SUBSIDIARIES

PART II  Other Information

Item 1.  Legal Proceedings

         See the description of legal proceedings set forth in Item 1 of
Part II of the Form 10-QSB filed by the Company on May 13, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         See discussion in Item 2 of Part 1 with respect to defaults on the Company's subordinated debentures and collateralized convertible debentures and with respect to cumulative preferred dividends in arrears, which discussions are incorporated herein by this reference.

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


                              PGI INCORPORATED
                            -------------------
                                (Registrant)


Date: November 14, 2005
      -----------------                     -----------------------------------
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