Form 10KSB
period 2005-12-31
PGI INC
filed 2006-03-31
CIK 81157

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                 FORM 10-KSB

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended            December 31, 2005
                                   -------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    --------------------

         Commission file number                      1-6471
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

         Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
                                Yes   X  No
                            ---      ---

         State the issuer's revenues for its most recent fiscal year: $467,000.
                                                                      --------

         The aggregate market value of voting stock held by non-affiliates of the registrant cannot be determined. See Item 5 of Form 10-KSB.

         State the number of shares outstanding of each of the Issuer's classes of common equity as of the last practicable date:

         As of March 31, 2006, 5,317,758 shares of Common Stock, par value
         -----------------------------------------------------------------
$.10 per share were outstanding.
-------------------------------

                      PGI INCORPORATED AND SUBSIDIARIES
                            FORM 10 - KSB - 2005
                     Contents and Cross Reference Index

Part  Item                                                         Form 10-KSB
No.   No.   Description                                              Page No.
---   ---   -----------                                              --------

I     1     Description of Business
              General...................................................3
              Recent Developments.......................................3

      2     Description of Property.....................................4

      3     Legal Proceedings...........................................4

      4     Submission of Matters to a Vote of Security Holders.........4

II    5     Market for Common Equity, Related Stockholder Matters and
              Small Business Issuer Purchases of Equity Securities......5

      6     Management's Discussion and Analysis or Plan of Operation...5

      7     Financial Statements.......................................12

      8     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure......................30

      8A    Controls and Procedures....................................30

      8B    Other Information .........................................30

III   9     Directors, Executive Officers, Promoters and Control
              Persons; Compliance with Section 16(a) of the
              Exchange Act.............................................31

      10    Executive Compensation.....................................32

      11    Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters...............32

      12    Certain Relationships and Related Transactions.............33

      13    Exhibits...................................................36

      14    Principal Accountant Fees and Services.....................36

Signatures.............................................................37

Exhibit Index..........................................................38

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

         The Company, a Florida corporation, was founded in 1958, and up until the mid 1990's was in the business of building and selling homes, developing and selling home sites and selling undeveloped or partially developed tracts of land. Over approximately the last 10 years, the Company's business focus and emphasis changed substantially as it concentrated its sales and marketing efforts almost exclusively on the disposition of its remaining real estate. This change was prompted by its continuing financial difficulties due to the principal and interest owed on its debt.

         Presently, the most valuable remaining asset is a parcel of 366 acres located in Hernando County, Florida. The Company also owns a number of scattered sites in Charlotte County, Florida (the "Charlotte Property"), but most of these are subject to easements which markedly reduce their value and/or consist of wetlands of indeterminate value. As of December 31, 2005, the Company owned seven single family lots, located in Citrus County, Florida.

         As of December 31, 2005, the Company had no employees, and all services provided to the Company are through contract services.

RECENT DEVELOPMENTS

         The principal remaining real property asset of the Company is a 366 acre undeveloped parcel in Hernando County, Florida, which property is encumbered by secured creditor claims. An appraisal dated April 2, 2002 was performed by the appraisal firm Gillis and Associates, and they reached a conclusion that the value of this property was $8,000 per acre, and hence $2,928,000 for the parcel.

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

         In 2005 the Company foreclosed on ten lots and received proceeds of $154,000 for delinquent receivables.

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

         Foremost among these factors is that the Suncoast Expressway may be extended to the north. Such an extension is almost certain to impact the property, since the probable routes as presently proposed would require a significant part of the tract. Additional factors include the present lack of water and sewers on the site, as well as the lack of roads on the site. Also, about forty acres of the property have been designated in the Hernando County's future land use plan for commercial use rather than single family use. Finally, market demand appears to be shifting away from lots with greenways as originally contemplated in favor of larger estate type lots and/or higher density condo/townhouse development.

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

         The property is encumbered by mortgages granted by the Company in connection with the primary lender debt of $505,000 in principal and accrued interest and the convertible debentures held by Love 1989 Florida Partners, L.P. which total $7,578,000 in principal and accrued interest at December 31, 2005. The primary lender debt and convertible debentures are past due (See Notes 9 and 11 to the Consolidated Financial Statements under Item 7).

         The next largest group of real property owned by the Company consists of scattered sites in Charlotte County. Substantially all such holdings, however, consist of property that is subject to development restrictions occasioned by being seriously impacted by wetlands. The potential purchaser market for such properties is extremely limited.

         The Company believes the properties are adequately covered by insurance.

Item 3.  Legal Proceedings
-------  -----------------

         The Company is party to lawsuits in the normal course of its business. Presently, the Company is party to litigation in which the Company seeks damages resulting from the installation of a high pressure gas pipeline very near the western boundary of the 366 acre parcel owned by the Company in Hernando County, Florida. The Company does not believe that the resolution of this suit will have a material effect on its financial position. (See also Note 15 to the Consolidated Financial Statements under
Item 7.)

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         A shareholders meeting was not held during the fiscal year ended December 31, 2005.

                                   PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and
-------  ----------------------------------------------------------
         Small Business Issuer Purchases of Equity Securities.
         -----------------------------------------------------

         There is no public trading market for the Company's common equity securities. There have been no reported transactions in the Company's common stock, par value $.10 (the "Common Stock"), since January 29, 1991, with the exception of the odd lot tender offer by PGIP, LLC, an affiliate of the Company, in 2003 described previously in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2004. No dividends have ever been paid on the Common Stock, and payment of dividends is restricted under the terms of the two indentures pursuant to which the Company's outstanding debentures are issued. As of December 31, 2005 there were 607 holders of record of the Company's Common Stock and approximately 445 debenture holders.

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

         The cumulative amount due for these two issues is as follows:

                                                               12/31/2005
                                                         Principal     Unpaid
                                                         Amount Due   Interest
                                                         ----------   --------
                                                            ($ in thousands)

         Subordinated debentures due June 1, 1991         $ 1,034     $  1,112
         Subordinated debentures due May 1, 1992            8,025       10,981
                                                          -------     --------
                                                          $ 9,059     $ 12,093
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

         If such claims are barred, it is possible that the Company would potentially have to record net income in like amount, without the receipt of any cash, and could potentially incur a large tax liability. Any such potential tax liability might be averted and/or mitigated, however, by the utilization of the Company's tax loss carryforwards, which as of December 31, 2005 totaled approximately $38,000,000.

-------  ---------------------------------------------------------------------

         Even if claims by the subordinated convertible debenture holders are barred in full and there is no cash tax consequence to the Company as a result of the utilization of the tax loss carry forwards, the Company would nonetheless have a substantial Stockholder's Deficiency.

         Similar defenses would not appear to apply to other creditors of the Company, and the credit agreements with the Company's Primary Lender and with the holder of its secured Convertible Debentures are secured by mortgages and security interests in assets of the Company.

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

-------  ---------------------------------------------------------------------


RESULTS OF OPERATIONS

         Revenues for the year ended December 31, 2005 decreased by $252,000 to $467,000 compared to revenues of $719,000 for the year ended December 31, 2004 primarily reflecting decreased real estate sales revenue of $459,000, offset by an increase in other income of $189,000 resulting from recoveries of contracts receivable which had been fully provided for cancellation. The net loss was $2,637,000 ($.62 per share) for 2005 compared to a net loss of $2,183,000 ($.53 per share) for 2004. Included in the 2005 and 2004 earnings per share computation is $640,000 ($.19 per share of Common Stock) of annual cumulative preferred stock dividends in arrears.

Costs and Expenses
------------------

         Expenses for the years 2005 and 2004 were:

                                              2005           2004
                                              ----           ----

         Taxes and Assessments              $11,000        $35,000
         Consulting and Accounting           41,000         40,000
         Legal and Professional              21,000         37,000
         General and Administrative          50,000         41,000

         Taxes and assessments decreased by $24,000 in 2005 as a result of the reversal of accrued taxes on lots for which foreclosure was completed in 2005 by sale for delinquent receivables. Legal and professional expenses decreased in 2005 as a result the Company's decision in early 2005 not to continue the litigation related to the denial of the agricultural exemption on the undeveloped Sugarmill Woods property in Citrus County for tax year 1997 (as previously reported in the Company's form 10-QSB for quarter ended March 31, 2005).

Interest expense for the two years ended December 31, 2005 and 2004 was:

                                              2005           2004
                                              ----           ----
                                                ($ in thousands)
         Interest Expense                    $2,957         $2,676

         Interest expense in 2005 increased by $281,000 compared to 2004 as a result of (i) interest accruing on past due balances which increase at various intervals throughout the year for accrued but unpaid interest, and
(ii) an increase in interest rates during 2005.

-------  ----------------------------------------------------------------------

FINANCIAL CONDITION

         Assets increased at December 31, 2005 compared to assets at December 31, 2004 reflecting the following changes:

                                                                     Increase
                                    2005              2004          (Decrease)
                                    ----              ----          ----------
                                        ($ in thousands)
Cash and Cash Equivalents          $  147            $  201            (54)
Restricted Cash                       255               252              3
Receivables                           633               368            265
Land and Improvement                  637               637              -
Other Assets                          178               181             (3)
                                   ------            ------            ---
                                   $1,850            $1,639            211
                                   ======            ======            ===

         Cash decreased by $54,000 to $147,000 at December 31, 2005 compared to $201,000 at December 31, 2004. Net cash provided by operations was $212,000 for the year ended December 31, 2005 compared to net cash provided by operations of $418,000 for the year ended December 31, 2004. Net cash provided by operations consists of cash received from operations and cash expended for operations.

         Cash received from operations during 2005 was $462,000, a $270,000 decrease from cash received during 2004.

         Cash expended for operations decreased by $64,000 to $250,000 during 2005 from $314,000 in 2004, reflecting decreases in the following classifications; real estate operations ($10,000), interest payments ($5,000), taxes and assessments ($13,000), consulting and accounting ($6,000), and legal and professional ($31,000), and an increase in general and administrative ($1,000).

         During 2005, investing activities utilized $266,000 of cash which consisted of a $260,000 investment in a short-term note with Love Investment Company an affiliate of L-PGI, the Company's preferred shareholder, and $6,000 in expenditures relating to inventory and deferred expenditures. The $260,000 short-term note with Love Investment Company is the primary reason for the increase of $265,000 in the Company's receivables as of December 31, 2005 from December 31, 2004.

         During 2004, $267,000 of cash was used by the Company in investing activities which included $17,000 in purchases of inventory and deferred expenditures and $250,000 as a payment into the restricted escrow funds. The $200,000 of cash used in financing activities in 2004 consisted of a principal payment on the primary lender debt.

         Liabilities were approximately $39,700,000 at December 31, 2005 compared to approximately $36,900,000 at December 31, 2004, reflecting the following changes:

-------  ---------------------------------------------------------------------



                                                                      Increase
                                            2005         2004        (Decrease)
                                            ----         ----        ----------
                                             ($ in thousands)
Accounts payable and accrued expenses     $    49       $    49        $     -
Accrued real estate taxes                     312           363            (51)
Deferred Credits                                -             3             (3)
Accrued interest                           27,088        24,186         2, 902
Credit agreements - primary
  lender                                      500           500              -
Notes payable                               1,198         1,198              -

Convertible subordinated
  debentures payable                        9,059         9,059              -
Convertible debentures payable              1,500         1,500              -
                                          -------       -------         ------
                                          $39,706       $36,858         $2,848
                                          =======       =======         ======

         The $2,902,000 increase in accrued interest at December 31, 2005 compared to year-end 2004 reflects changes in the following:

                                                                      Increase
                                            2005          2004       (Decrease)
                                            ----          ----       ----------
                                             ($ in thousands)
Primary Lender                            $     5       $     4        $    1
Debentures                                 24,752        21,948         2,804
Other                                       2,331         2,234            97
                                          -------       -------        ------
                                          $27,088       $24,186        $2,902
                                          =======       =======        ======

         The accrued interest relating to debentures increased due to the nonpayment of interest on the Company's debentures (see Notes 10 and 11 to the consolidated financial statements under Item 7).

         The Company's accumulated capital deficiency increased to $37,856,000 at December 31, 2005 from a $35,219,000 accumulated capital deficiency at December 31, 2004, reflecting the 2005 operating loss.

New Accounting Standards
------------------------

         In March 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140". SFAS No. 156 will become effective for fiscal years beginning after September 15, 2006. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability at fair value, if possible, each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain conditions. Management has determined that the implementation of SFAS No. 156 will not have an effect on the Company's financial statements.

         In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140" effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Management has determined that the implementation of SFAS No. 155 will not have an effect on the Company's financial statements.

         In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 will become effective for accounting changes and corrections of errors made in fiscal year 2006 and beyond. The effect of this statement on the Company's financial statements will depend on the nature and significance of future accounting changes subject to this statement.

         In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" (FIN 47). FIN 47 describes how conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. Management has determined that the implementation of FIN 47 did not have an effect on the Company's financial statements.

         In December 2004, the FASB issued Statement SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" effective for nonmonetary asset exchanges occurring in the fiscal year beginning January 1, 2006. SFAS No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. Management has determined that the implementation of SFAS 153 will not have an effect on the Company's financial statements.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The FASB's Staff Position 150-3 deferred indefinitely the guidance in SFAS 150 on certain mandatorily redeemable noncontrolling interests. Management has determined that implementation of SFAS 150 did not have an effect on the Company's financial statements.

         In December of 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No 51. The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling interest through ownership of a majority voting interest in the entity. The Company has determined that it has no such interests.

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

Item 7.  Financial Statements
-------  --------------------
         Report of Independent Registered Public Accounting Firm
         -------------------------------------------------------

Board of Directors and Stockholders
PGI, Incorporated
St. Louis, Missouri

We have audited the accompanying consolidated statements of financial position of PGI Incorporated and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PGI Incorporated and Subsidiaries at December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

                                         /s/ BKD, LLP
St. Louis, Missouri
March 10, 2006

                                      PGI INCORPORATED AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                          December 31, 2005 and 2004

                                       ASSETS                                                 LIABILITIES
                                       ======                                                 ===========
                                  2005         2004                                       2005          2004
                                  ----         ----                                       ----          ----

Cash and cash equivalents   $  147,000   $  201,000     Accounts payable and      $     49,000  $     49,000
                                                        accrued expenses (Note 8)

Restricted cash (Note 3)       255,000      252,000
                                                        Accrued real estate
                                                        taxes (Note 8)                 312,000       363,000
Receivables on real
estate sales- net (Note 4)       1,000        1,000
                                                        Deferred Credits                     -         3,000

Other receivables (Note 16)    632,000      367,000     Accrued Interest:
                                                        Primary Lender                   5,000         4,000
Land and improvement                                    Debentures
inventories (Note 5)           637,000      637,000     (Notes 10 & 11)             24,752,000    21,948,000

                                                        Other (Note 10)              2,331,000     2,234,000

Other assets (Note 7)          178,000     181,000      Credit Agreements
                                                        (Note 9)
                                                        Primary Lender                 500,000       500,000
                                                        Notes payable                1,198,000     1,198,000
                                                        Subordinated convertible
                                                        debentures payable           9,059,000     9,059,000
                                                        (Note 10)

                                                        Convertible debentures
                                                        payable (Note 11)            1,500,000     1,500,000
                                                                                     ---------     ---------

                                                        Commitments and
                                                        Contingencies (Note 15)     39,706,000    36,858,000
                                                                                    ----------    ----------

                                                        STOCKHOLDERS' DEFICIENCY
                                                        ------------------------
                                                        Preferred stock,
                                                        par value $1.00 per
                                                        share; authorized
                                                        5,000,000 shares;
                                                        2,000,000 Class A
                                                        cumulative
                                                        convertible Shares
                                                        issued and outstanding;
                                                        (liquidation preference
                                                        of $8,000,000 and
                                                        cumulative dividends)
                                                        (Note 13)                    2,000,000     2,000,000

                                                        Common stock, par
                                                        value $.10 per
                                                        share; authorized
                                                        25,000,000 shares;
                                                        5,317,758 shares
                                                        issued and
                                                        outstanding
                                                        (Note 13)                      532,000       532,000
                                                        Paid-in capital             13,498,000    13,498,000

                                                        Accumulated deficit        (53,886,000)  (51,249,000)
                                                                                  ------------  ------------
                                                                                   (37,856,000)  (35,219,000)
                            ----------   ----------                               ------------  ------------
                            $1,850,000   $1,639,000                               $  1,850,000  $  1,639,000
                            ==========   ==========                               ============  ============

                         See accompanying notes to consolidated financial statements

                           PGI INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                         Years ended December 31, 2005 and 2004

                                                       2005                       2004
                                                       ----                       ----
Revenues:
       Real estate sales (Note 2)                  $   215,000                $   674,000
       Interest income                                  55,000                     36,000
       Other income (Note 2)                           197,000                      9,000
                                                   -----------                -----------
                                                       467,000                    719,000
                                                   -----------                -----------

Costs and expenses:
       Cost of real estate sales (Note 2)               24,000                     73,000
       Interest                                      2,957,000                  2,676,000
       Taxes and assessments                            11,000                     35,000
       Consulting and accounting                        41,000                     40,000
       Legal and professional                           21,000                     37,000
       General and administrative                       50,000                     41,000
                                                   -----------                -----------
                                                     3,104,000                  2,902,000
                                                   -----------                -----------

Net (Loss)                                         $(2,637,000)               $(2,183,000)
                                                   ===========                ===========

(Loss) Per Share Available to Common
  Stockholders - Basic and Diluted (Note 18)       $      (.62)               $      (.53)
                                                   ===========                ===========


              See accompanying notes to consolidated financial statements.

                                   PGI INCORPORATED AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 Years ended December 31, 2005 and 2004

                                                                              2005              2004
                                                                              ----              ----
Cash flows from operating activities:

Cash received from operations:
      Collections from real estate sales and receivables on such sales      $ 215,000         $ 700,000
      Interest received                                                        43,000            24,000
      Other operating receipts                                                204,000             8,000
                                                                            ---------         ---------
                                                                              462,000           732,000
                                                                            ---------         ---------

Cash expended for operations:
      Payments for real estate sales                                           24,000            34,000
      Interest paid                                                            56,000            61,000
      Taxes and assessments                                                    63,000            76,000
      Consulting and accounting                                                40,000            46,000
      Legal and professional                                                   18,000            49,000
      General and administrative                                               49,000            48,000
                                                                            ---------         ---------
                                                                              250,000           314,000
                                                                            ---------         ---------

      Net cash flow provided by operating activities                          212,000           418,000
                                                                            ---------         ---------

Cash flows from investing activities:
      Investment in notes receivables                                        (260,000)                -
      Purchases of inventory and deferred expenditures                         (6,000)          (17,000)
      Payments for restricted cash                                                  -          (250,000)
                                                                            ---------         ---------
Net cash flow used in investing activities                                   (266,000)         (267,000)
                                                                            ---------         ---------

Cash flows from financing activities:
      Principal payments on debt                                                    -          (200,000)
                                                                            ---------         ---------
      Net cash flow used in financing activities                                    -          (200,000)
                                                                            ---------         ---------

Net decrease in cash and cash equivalents                                     (54,000)          (49,000)

Cash and cash equivalents at beginning of year                                201,000           250,000
                                                                            ---------         ---------
Cash and cash equivalents at end of year                                    $ 147,000         $ 201,000
                                                                            =========         =========

Non-cash investing and financing activities:
      Interest earned on restricted cash                                    $   3,000         $   1,000
                                                                            ---------         ---------

                     See accompanying notes to consolidated financial statements.

                                   PGI INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 Years ended December 31, 2005 and 2004

                                                                           2005                2004
                                                                           ----                ----
Reconciliation of net (loss) to net cash provided by operating activities:

Net (loss)                                                              $(2,637,000)        $(2,183,000)

Adjustments to reconcile net (loss) to net cash (used in)
 operating activities:
         Earnings capitalized into restricted cash                           (3,000)             (1,000)

(Increase) decrease in assets:
    Other receivables                                                        (5,000)              9,000
    Land and improvement inventories-net                                      3,000              38,000
    Prepaid expenses and deposits                                             6,000              (2,000)
Increase (decrease) in liabilities:
    Accounts payable and accrued expenses                                         -             (19,000)
    Accrued real estate taxes                                               (51,000)            (39,000)
    Deferred credits                                                         (3,000)                  -
    Accrued interest                                                      2,902,000           2,615,000
                                                                        -----------         -----------

Net cash flow provided by operating activities                          $   212,000         $   418,000
                                                                        ===========         ===========

                      See accompanying notes to consolidated financial statements.

                                           PGI INCORPORATED AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                         Years ended December 31, 2005 and 2004

                              Preferred Stock                Common Stock                                Retained
                              ---------------                ------------                                Earnings
                           Shares      Par Value         Shares       Par Value     Paid-In Capital      (Deficit)
                           ------      ---------         ------       ---------     ---------------      ---------


Balances at 12/31/03      2,000,000    $2,000,000       5,317,758     $532,000        $13,498,000      $(49,066,000)

Net Loss                          -             -               -            -                  -        (2,183,000)
                          ---------    ----------       ---------     --------        -----------      ------------
Balances at 12/31/04      2,000,000    $2,000,000       5,317,758     $532,000        $13,498,000      $(51,249,000)

Net Loss                          -             -               -            -                  -        (2,637,000)
                          ---------    ----------       ---------     --------        -----------      ------------
Balances at 12/31/05      2,000,000    $2,000,000       5,317,758     $532,000        $13,498,000      $(53,886,000)
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

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

New Accounting Standards
------------------------

         In March 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140". SFAS No. 156 will become effective for fiscal years beginning after September 15, 2006. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability at fair value, if possible, each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain conditions. Management has determined that the implementation of SFAS No. 156 will not have an effect on the Company's financial statements.

         In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140" effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Management has determined that the implementation of SFAS No. 155 will not have an effect on the Company's financial statements.

         In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 will become effective for accounting changes and corrections of errors made in fiscal year 2006 and beyond. The effect of this statement on the Company's financial statements will depend on the nature and significance of future accounting changes subject to this statement.

         In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" (FIN 47). FIN 47 describes how conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. Management has determined that the implementation of FIN 47 did not have an effect on the Company's financial statements.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" effective for nonmonetary asset exchanges occurring in the fiscal year beginning January 1, 2006. SFAS No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. Management has determined that the implementation of SFAS 153 will not have an effect on the Company's financial statements.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The FASB's Staff Position 150-3 deferred indefinitely the guidance in SFAS 150 on certain mandatorily

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

redeemable noncontrolling interests. Management has determined that implementation of SFAS 150 did not have an effect on the Company's financial statements.

         In December of 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No 51. The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling interest through ownership of a majority voting interest in the entity. The Company has determined that it has no such interests.

2.       Real Estate Sales and Other Income:
         -----------------------------------

Real estate sales and cost of sales consisted of:

                                            2005              2004
                                            ----              ----

         Homesite/acreage sales           $215,000          $674,000
         Cost of Sales                      24,000            73,000
                                          --------          --------
         Gross Profit Margin              $191,000          $601,000
                                          ========          ========

         In the first quarter 2005, the Company completed the sale of an unusual real estate parcel, at the price of $175,000. This parcel was not carried for any value on the Company's books, inasmuch as it was an undevelopable thin strip of mangrove fringe. However, because of the height of the mangroves, the adjoining property owner purchased this fringe strip in order to be able to enhance the view amenity on his proposed developments.

         In the second quarter of 2004, the Company closed the sale of two unusual real estate parcels of undevelopable thin strips of mangrove fringe at the price of $250,000 each. These two parcels were not carried for value on the Company's books.

         Other income for the years 2005 and 2004 was $197,000 and $9,000, respectively. The other income mainly consists of recoveries of contracts receivable which have been fully provided for cancellation. In 2005, the Company foreclosed on ten lots and received proceeds of $154,000 for delinquent receivables.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

3.       Restricted Cash:
         ----------------

         Restricted cash includes restricted proceeds held by PGIP,LLC ("PGIP"), the Primary Lender, as collateral for debt repayment and escrowed receipts related to sold contracts receivable. (See Note 16)

         The restricted escrow funds at December 31, 2005 and December 31, 2004 was $255,000 and $252,000 respectively. The Company restored $250,000 of the restricted escrow funds in September 2004. These escrow funds are invested in a money market account.

4.       Receivables on Real Estate Sales:
         ---------------------------------

         Net receivables on real estate consisted of:

                                                      2005            2004
                                                      ----            ----

         Contracts receivable on homesite sales      $    -         $ 64,000
         Other                                        1,000            1,000
                                                     ------         --------
                                                     $1,000         $ 65,000
         Less:  Allowance for cancellations               -          (64,000)
                                                     ------         --------
                                                     $1,000         $  1,000
                                                     ======         ========

         In 2005, the Company completed foreclosure proceedings on the remaining delinquent contracts receivable.

         Contracts receivable on home site sales and related receivables were fully provided for cancellation at December 31, 2004. The Company had been actively pursuing collection on the remainder of lots with delinquent contacts receivable. An assessment was made for each contract receivable as to the economic benefit of reacquisition of the lot considering the cost of foreclosure, delinquent taxes and association fees due, and estimated current sale value of the lot. For those with benefit, foreclosure action was begun in the absence of payment or receipt of a quit claim deed of the property back to the Company.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

5.       Land and Improvements:
         ----------------------
         Land and improvement inventories consisted of:

                                                     2005             2004
                                                     ----             ----

             Unimproved land                       $621,000         $621,000
             Fully improved land                     16,000           16,000
                                                   --------         --------
                                                   $637,000         $637,000
                                                   ========         ========

6.       Property and Equipment:
         -----------------------
         Property and equipment consisted of:

                                                      2005            2004
                                                      ----            ----

             Furniture, fixtures and other
                equipment                           $31,000         $ 31,000

             Less accumulated depreciation          (31,000)         (31,000)
                                                    -------         --------
                                                    $     -         $      -
                                                    =======         ========

7.       Other Assets:
         -------------
         Other assets consisted of:

                                                      2005            2004
                                                      ----            ----

             Deposit with Trustee of 6 1/2%
                debentures                         $165,000         $161,000
             Prepaid Expenses                         3,000            8,000
             Deferred Charges                        10,000           12,000
                                                   --------         --------
                                                   $178,000         $181,000
                                                   ========         ========

8.       Accounts Payable and Accrued Expenses:
         --------------------------------------
         Accounts payable and accrued
             expenses consisted of:

                                                      2005            2004
                                                      ----            ----

             Accounts payable                      $ 12,000         $ 12,000
             Accrued audit/tax expense               31,000           29,000
             Accrued consulting fees                  6,000            5,000
             Accrued legal expense                        -            1,000
             Accrued miscellaneous                        -            2,000
                                                   --------         --------
                                                   $ 49,000         $ 49,000
                                                   ========         ========

         Accrued Real Estate Taxes:
         --------------------------
         Accrued real estate taxes consisted of:
             Current                               $      -         $  5,000
             Delinquent                             312,000          358,000
                                                   --------         --------
                                                   $312,000         $363,000
                                                   ========         ========

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

9.       Credit Agreements - Primary Lender and Notes Payable:
         -----------------------------------------------------
         Credit agreements with the Company's primary lender and notes payable consisted of the following:

                                                     2005             2004
                                                     ----             ----
         Credit agreements - primary lender
         (Balance is past due, bearing interest
         at prime plus 5.0%):                     $  500,000       $  500,000

         Notes payable -
            $1,176,000 bearing interest at prime
            rate plus 2%, the remainder bearing
            interest at 12%, all past due          1,198,000        1,198,000
                                                  ----------       ----------
                                                  $1,698,000       $1,698,000
                                                  ==========       ==========

The prime rate at December 31, 2005 and 2004 was 7.25% and 5.25% respectively.

         In September 2004, the Company made a principal payment of $200,000 to reduce the primary lender indebtedness.

         At December 31, 2005 assets collateralizing the Company's credit agreements with its primary lender totaled $892,000, of which $255,000 represented escrow held by the primary lender, and $637,000 represented land and improvement inventories.

         The overall weighted average interest rate for the Company's credit agreements with its primary lender and all remaining notes and mortgages was approximately 9% as of December 31, 2005 and 7.3% as of December 31, 2004.

         Although substantially all of the Company's real and personal property including all of the stock of the Company's wholly-owned subsidiaries remains pledged as collateral, the Company negotiated agreements with its mortgage holders to allow the Company to sell part of its land holdings without requiring full payment of the secured debt.

         Accrued interest was $2,331,00 and $2,234,000 at December 31, 2005 and 2004, respectively.

         All of the primary lender debt and notes payable are past due.

10.      Subordinated Convertible Debentures Payable:
         --------------------------------------------
         Subordinated debentures payable consisted of:

                                                     2005             2004
                                                     ----             ----
             6 1/2%, due June 1991                $1,034,000       $1,034,000
             6%, due May 1992                      8,025,000        8,025,000
                                                  ----------       ----------
                                                  $9,059,000       $9,059,000
                                                  ==========       ==========

         Since issuance, $650,000 and $152,000 of the 6 1/2% and 6% debentures, respectively, have been converted into common stock; however, this conversion feature is no longer in effect.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

         The Company is in default of certain sinking fund and interest payments on both subordinated debentures totaling $9,059,000 in principal plus accrued and unpaid interest of $12,093,000 at December 31, 2005 and $11,110,000 as of December 31, 2004.

         The debentures are not collateralized and are not subordinated to each other, but are subordinated to senior indebtedness ($3,198,000 at December 31, 2005). Payment of dividends on the Company's common stock is restricted under the terms of the two indentures pursuant to which the outstanding debentures are issued.

         In order to meet liquidity needs for future periods, the Company has been and intends to continue to actively seek buyers for the remaining portion of the underdeveloped acreage, when appropriate.

         No assurances can be made that the Company can achieve this objective.

11.      Convertible Debentures Payable:
         -------------------------------

         In July and September 1989, the Company sold $1,282,000 and $1,000,000 respectively, of convertible debentures to a partnership affiliated with the Company's preferred shareholder. In connection with the July 1992 Secured Lender Transaction in partial consideration for the conveyance of 366 acres of property, the principal amount due to convertible debenture holders was reduced by $782,000 and accrued interest thereon was reduced by $389,000 leaving a balance of $1,500,000. The maturity date on all the remaining debentures was extended to July 8, 1997 so that the debentures are in default. The past due debentures accrue interest at 14% compounded quarterly. The Company's primary lender credit agreements, however, prohibit the payment of interest until such time as the primary lender loans are repaid. At maturity the Convertible Debentures purchased on July 24, 1989, were convertible into 868,788 common shares and those purchased on September 29, 1989, were convertible into 1,726,568 common shares, or a total of 2,595,356 shares of common stock at an initial conversion price of $1.72 per share. The conversion price may be adjusted upon the occurrence of certain events. The debentures held by Love-1989 Florida Partners, L.P., are secured by a second mortgage behind PGIP, LLC on the 366 acres retained by the Company and a security interest behind that held by PGIP, LLC in the restricted proceeds escrow.

         Accrued interest was $12,659,000 and $10,838,000 at December 31, 2005 and 2004 respectively.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

12.      Income Taxes:
         ------------

         Reconciliation of the statutory federal income tax rates, 34% for the years ended December 31, 2005 and 2004, to the Company's effective income tax rates follows:

                                                2005                                      2004
                                                ----                                      ----
                                                               ($ in thousands)
                                                     Percent of                                 Percent of
                                  Amount of tax     Pre-tax Loss           Amount of Tax       Pre-tax loss
                                  -------------     ------------           --------------      ------------

Expected tax (credit)                $ (897)           (34.0%)                 $(742)              (34.0%)
State income taxes, net of
  federal tax benefits                 (105)            (4.0%)                   (87)               (4.0%)
Increase in valuation allowance       1,002             38.0%                    829                38.0%
                                     ------            -----                   -----              ------
                                     $    -                -                       -                   -
                                     ======            =====                   =====              ======

         At December 31, 2005, the Company had an operating loss carry forward of approximately $38,000,000 which will expire at various dates through 2025.

                                                 2005                2004
                                                 ----                ----
                                                     ($ in thousands)
Deferred tax asset:
     Net operating loss carryover              $ 14,729            $ 13,727
     Adjustments to reduce land to net
       realizable value                              12                  12
     Expenses capitalized under IRC 263(a)           56                  56
     Valuation allowance                        (14,625)            (13,623)
                                               --------            --------
                                               $    172            $    172
Deferred tax liability:
     Basis difference of land and
       improvement inventories                 $    172            $    172
                                               --------            --------

Net deferred tax asset                         $      -            $      -
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

         The holders of the preferred stock are entitled to one vote per share and, except as provided by law, will vote as one class with the holders of the common stock. Class A preferred stockholders are also entitled to receive cumulative dividends at the annual rate of $.32 per share, an effective yield of 8%. Dividends accrued for an initial two year period and, at the expiration of this period, preferred stockholders had the option of receiving accumulated dividends, when and if declared by the Board of Directors, in cash (unless prohibited by law or contract) or common stock. At December 31, 2005 cumulative preferred dividends in arrears totaled $6,835,000 ($640,000 of which related to the year ended December 31, 2005). On May 15, 1997 preferred dividends accrued through April 25, 1995 totaling $4,260,433 were paid in the form of 2,000,203 shares of common stock.

         As of December 31, 2005, the preferred stock is callable or redeemable at the option of the Company at $4.00 per share plus accrued and unpaid dividends. In addition, the preferred stock will be entitled to preference of $4.00 per share plus accrued and unpaid dividends in the event of liquidation of the Company.

         At December 31, 2005 the Company had reserved 6,355,356 common shares for the conversion of preferred stock and debentures.

14.      Quarterly Results:
         ------------------

         There were no significant transactions in the fourth quarter of 2005.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

15.      Commitments and Contingencies:
         ------------------------------

         The Company is a party to various legal proceedings incidental to the normal operation of its business.

         One instance of litigation involves Sugarmill Woods, Inc., a wholly owned subsidiary of PGI Incorporated, as a Plaintiff. The western boundary of the Company's 366 acre parcel abuts a high voltage electric transmission line. A high pressure pipeline was installed on that adjoining property close to and parallel to the western boundary of the 366 acre parcel. The Company filed a suit asserting that the close proximity of the high pressure pipeline is adverse to the property value and therefore the Company seeks compensation for such damages.

16.      Related Party Transactions:
         ---------------------------

         As of December 31, 2005 the Company was in default of its primary credit agreements with PGIP, its Primary Lender.

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

         In addition, the Company receives office space, telephone service and computer service from LREC. A fee of $2,800 per month was paid to LREC in 2005 and 2004.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

         Effective March 25, 1987, the Company entered into a Management Consulting Agreement with LREC. As a consultant to the Company and in addition to the above services, LREC provides other services including, but not limited to, strategic planning, marketing and financing as requested by the Company. In consideration for these consulting services, the Company pays LREC a quarterly consulting fee of one-tenth of one percent of the carrying value of the Company's assets, plus reasonable out-of-pocket expenses. As of December 31, 2005, the carrying value of the Company's assets was approximately $1,850,000. Consulting fees totaling $7,000 were accrued during 2005 and 2004, respectively. The Company made payments of $7,000 and $12,000 in 2005 and 2004, respectively for consulting fees. As of December 31, 2005 and 2004, a total of $6,000 and $5,000, respectively, of unpaid fees had accrued under this agreement.

         In 1985 a corporation owned by the former Chairman of the Board and his family made an uncollateralized loan to the Company, which at December 31, 2005 had an outstanding balance, including accrued interest, of $495,000. Interest accrued on this loan was $14,000 and $11,000 for the years 2005 and 2004, respectively.

         From time to time, the Company invests in short-term debt obligations of an affiliate of L-PGI, the Company's preferred shareholder, Love Investment Company. The balance receivable at December 31, 2005 and 2004 was $600,000 and $340,000, respectively. Interest on the loans was $32,000 and $27,000 for 2005 and 2004, respectively.

         In 2005 and 2004 the Company incurred expenses totaling $2,000 and $8,000, respectively, for the services of Hallmark Senior Housing, Inc., a related entity, to handle analysis of real estate owned and options available.

17.      Fair Value of Financial instruments:
         ------------------------------------

         The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and Restricted Cash:

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

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

Accounts Payable:

         The carrying amount approximates fair value because of the short-term maturity of those debts. The estimated fair values of the Company's financial instruments are as follows:

                                                   Carrying            Fair
         2005                                       Amount             Value
         ----                                       ------             -----

Cash and Restricted Cash                         $   402,000          $402,000
Other Receivables                                    633,000           633,000
Accounts Payable                                      12,000            12,000
Debt                                              12,257,000                 -

18.      (Loss) Per Share:
         -----------------

         The following is a summary of the calculations used in computing basic and diluted (loss) per share:

                                                     2005              2004
                                                     ----              ----
Numerator:
Net (Loss)                                       $(2,637,000)      $(2,183,000)
Preferred Dividends                                 (640,000)         (640,000)
                                                 -----------       -----------
(Loss) Available to
  Common Shareholders                            $(3,277,000)      $(2,823,000)
                                                 ===========       ===========

Denominator:
BASIC
Weighted average amount of shares
         outstanding                               5,317,758         5,317,758
                                                 ===========       ===========

DILUTED
Weighted average amount of shares
         outstanding                               5,317,758         5,317,758
Dilutive effect of assumed conversion
         of Preferred Stock                                -                 -
                                                 -----------       -----------
Dilutive common shares                             5,317,758         5,317,758
                                                 ===========       ===========

(Loss) per share
         Basic                                         $(.62)            $(.53)
         Diluted                                        (.62)             (.53)

Item 8.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
         Financial Disclosure

         Not Applicable.

Item 8A. Controls and Procedures
         -----------------------

         The Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) under the supervision and with the participation of the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") of the Company. Based on this evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005. There have been no changes in the Company's internal control over financial reporting during the Company's fourth fiscal quarter ending December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information
         -----------------

         Not Applicable

                                  PART III
                                  --------

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         -------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

         The following information, regarding executive officers and directors of the Company, is as of March 25, 2006.

                        Position with Company and Business Experience
Name and Age            During the Last Five Years
------------            ---------------------------------------------

Laurence A. Schiffer    Director of the Company since April 1987;  President
      (age 66)          and Chief Executive Officer and Chief Financial
                        Officer of the Company since February 1994; Vice
                        Chairman of the Board since May 1987; President and
                        Chief Executive Officer of Love Real Estate Company and Love Investment Company since 1973; Chairman of
                        Heartland Bank and President of LSHC, the parent company of Heartland Bank since December 1985;
                        Manager of PGIP since 1995;  member of the Real
                        Estate Board of Metropolitan St. Louis and the
                        National Association of Real Estate Boards.

Andrew S. Love Jr.      Director and Chairman of the Company's Board of
      (age 62)          Directors since May 1987; Secretary since February
                        1994; Chairman of the Board of Love Real Estate
                        Company and Secretary of Love Investment Company since 1973; Partner in St. Louis based law firm of Bryan, Cave, McPheeters & McRoberts until 1991;
                        Director of Heartland Bank and Chairman of LSHC, the parent company of Heartland Bank since December 1985;
                        Manager of PGIP since 1995.

         Executive officers of the Company are appointed annually by the Board of Directors to hold office until their successors are appointed and qualify.

         The directors of the Company have determined that the Company does not have an audit committee financial expert serving on its board of directors (which acts as the Company's audit committee). In addition, the Company has not adopted a code of ethics that applies to its principal executive officer and principal financial officer (principal accounting officer). The Company's decision not to adopt a code of ethics or to have an audit committee financial expert are primarily attributable to the following reasons: (i) as a result of its continuing financial difficulties due to amounts owed on its debt, the Company is focused almost exclusively on the disposition of its remaining real estate; (ii) as described in Item 5, there have been no reported transactions in the Company's Common Stock since January 29, 1991, other than the odd lot tender offer in 2003; (iii) the board of directors of the Company consists of only two directors; and (iv) the same person serves as the Company's chief executive officer and chief financial officer.

Item 10. Executive Compensation
-------- ----------------------

         The Company's Chief Executive Officer and Chief Financial Officer is Mr. Laurence A. Schiffer. Because of the Company's impaired financial condition, it does not compensate in any manner Mr. Schiffer or Mr. Love, the Company's only other executive officer, for the services they perform for the Company in that capacity. Management services are provided to the Company by Love Real Estate Company ("LREC") pursuant to that certain Management Consulting Agreement by and between the Company and LREC dated March 25, 1987 (the "Management Agreement"). Mr. Schiffer is an employee of, and receives an annual salary from LREC. Mr. Love receives only a nominal salary from LREC. Neither the Company nor LREC maintains records, which would allow either of them to attribute any portion of the remuneration Mr. Schiffer receives from LREC to the management services he performs for the Company. See Item 12. "Certain Relationships and Related Party Transactions" for additional information about the Management Agreement.

         Neither Mr. Schiffer nor Mr. Love received fees from any source directly attributable to their services as directors of the Company during 2005.

Item 11. Security Ownership of Certain Beneficial Owners and Management and
-------- ------------------------------------------------------------------
         Related Stockholder Matters
         ---------------------------

         The table below provides certain information as of March 25, 2006 regarding the beneficial ownership of the Common Stock and the Class A cumulative convertible preferred stock (the "Preferred Stock") by each person known by the Company to be the beneficial owner of more than five percent of either the Common Stock or the Preferred Stock, each director of the Company (which persons are also the Company's only executive officers), and by virtue of the foregoing, the directors and executive officers of the Company as a group.

                                                                                          Percent of Total
                                                                                          ----------------        Percent of
                                                    Common             Preferred         Common    Preferred     Total Voting
                  Name                               Stock               Stock          Stock(1)     Stock         Power (1)
                  ----                               -----               -----          --------   ---------     ------------
         Estate of Harold Vernon                     998,777(2)(3)             -         18.8%          -           13.7%
         Alfred M. Johns                             426,514(4)          125,000(4)       8.0%        6.3%           7.5%
         Love-PGI Partners, L.P.                   2,260,706(5)        1,875,000(5)      42.5%       93.8%          56.5%
         Andrew S. Love, Jr.                       2,263,215(6)        1,875,000(6)      42.5%       93.8%          56.5%
         Laurence A. Schiffer                      2,263,215(7)        1,875,000(7)      42.5%       93.8%          56.5%
         All executive officers and directors
         as a group (2 persons)                    2,263,215(8)        1,875,000(8)      42.5%       93.8%          56.5%

1. The above table does not include 2,595,356 shares that may be received upon conversion of the Company's secured convertible debentures.
2. The shares of Common Stock owned by the Estate of Mr. Vernon are currently in the possession of the Federal Deposit Insurance Corporation ("FDIC") which is the receiver for First American Bank and Trust, Lake Worth, Florida ("First American"). First American previously made a loan to Mr. Vernon, which was secured by these shares. The loan is in default and the Company understands that the FDIC has the right, pursuant to a pledge agreement, to vote the shares at any annual or special meeting of shareholders.
3. Information obtained from filings made with the Securities and Exchange Commission.
4.       Sole voting and investment power over 405,613 shares of Common
         Stock; shared voting and investment power over 20,901 shares of Common Stock included in the table which are owned by Mr. John's wife; sole voting and investment power over the 125,000 shares of Preferred Stock.




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

         Estate of Harold Vernon            Love-PGI Partners, L.P              Laurence A. Schiffer
         3201 W. Rolling Hills Circle       212 So. Central, Suite 100          212 So. Central, Suite 201
         Fort Lauderdale, FL 33328          St. Louis, MO 63105                 St. Louis, MO 63105

         Alfred M. Johns                    Andrew S. Love, Jr.
         One Woodland Drive                 212 So. Central, Suite 201
         Punta Gorda, FL 33950              St. Louis, MO 63105

         As of December 31, 2005, the Company did not have a compensation plan under which its equity securities may be issued.

Item 12. Certain Relationships and Related Transactions
-------- ----------------------------------------------

         The Company's primary lender debt of $500,000 at December 31, 2005, is with PGIP and is secured by substantially all of the Company's real estate. PGIP became the primary lender in March 1996, with the assignment by First Union, the Company's former primary bank lender, of all its right, title and interest in and to the loan documents. PGIP is 100% owned by LSHC. Messrs. Love and Schiffer own approximately 90% of all of the issued and outstanding voting stock of LSHC and serve as the directors and officers of LSHC. LSHC along with Messrs. Love and Schiffer are the managers of PGIP.

         As further security to the primary lender indebtedness with PGIP, a restricted proceeds escrow was established with the closing of the bulk acreage sale in May 1998. The escrow agreement permits funds to be paid (i) as requested by PGI and agreed to by PGIP, or (ii) as deemed necessary and appropriate by PGIP to protect its interest in the remaining real estate, including its right to receive principal and interest payments on the indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company. At December 31, 2005 and 2004, the restricted escrow balance was $255,000 and $252,000, respectively. The Company restored $250,000 of the restricted escrow funds in September 2004.

         The Company maintains its administration and accounting offices with the offices of LREC in St. Louis, Missouri. LREC, a Missouri Corporation, is an affiliate of L-PGI, and is located at 212 South Central Avenue, Suite 100, St. Louis, Missouri 63105. A fee of $2,800 per month was paid to LREC in 2005 and 2004. The following is a list of services provided:

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

         Effective as of March 25, 1987, the Company entered into the Management Agreement with LREC. As a consultant to the Company and in addition to the above services, LREC provides other services including, but not limited to, strategic planning, marketing, and financing as requested by the Company. In consideration for these consulting services, the Company pays LREC a quarterly consulting fee of one-tenth of one percent of the book value of the Company's assets, plus reasonable out-of-pocket expenses. As of December 31, 2005, the book value of the Company's assets was approximately $1.9 million. Consulting fees totaling $7,000 were accrued during 2005 and 2004, respectively. The Company made a payment of $7,000 and $12,000 in 2005 and 2004, respectively for consulting fees. As of December 31, 2005 and 2004, a total of $6,000 and $5,000, respectively, of unpaid fees had accrued under the Management Agreement.

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

         In 1989, the Company sold an aggregate $2,282,451 principal amount of the Convertible Debentures ("Debentures") in a private placement to Love-1989 Florida Partners, L.P. ("Love-1989"). The general partner of
                                   ---------
Love-1989 is Love Investment Company, which is owned by Mr. Love, Love family members and trusts, the Estate of Martha Love Symington and Mr. Schiffer. The above purchase by Love-1989 of the Debentures was funded in part with a loan from L-PGI. Love-1989 repaid the debt to L-PGI in full, in part by transferring a portion of the Debentures held by Love-1989 to L-PGI. In July 1992, as partial consideration for the Company's conveyance of 350 acres of property to L-PGI, the Company retired $782,000 in principal amount of the Debentures held by L-PGI together with $389,000 in accrued interest.

The maturity date on all of the remaining Debentures was extended to July 8, 1997. The Debentures are past due and in default.

         The Debentures were in part collateralized by a second mortgage in favor of Love-1989 on 650 acres of the property owned by the Company, which was sold in May 1998. The 350 acres transferred to L-PGI as described above were also included in the property sold. Messrs. Love and Schiffer have caused the Company to grant a second mortgage on the 366 acre parcel of property located in Hernando County, Florida to Love-1989 and in their capacities as control persons of Love-1989, they caused Love-1989 to release its second mortgage on the 650 acres of the property sold and they caused the Company to grant a security interest to Love-1989 behind that held by PGIP in the restricted proceeds escrow which is under the control of Messrs. Love and Schiffer since they and a company they control are the managers of PGIP.

         As of December 31, 2005, Love-1989 held $796,950 in principal amount of the Debentures with respect to which there was at that date accrued and unpaid interest in the amount of $6,781,000. In 1990, $703,050 principal amount of the Debentures was transferred by Love-1989 to one of its (now former) limited partners. That former limited partner continues to hold such Debentures and as of December 31, 2005 there was accrued and unpaid interest with respect thereto in the amount of $5,878,000.

         In 1985, a corporation owned by Alfred M. Johns, the former Chairman of the Company, and his family made an uncollateralized loan to the Company, which at December 31, 2005 had an outstanding balance, excluding accrued interest, of $176,000. This loan is past due. Besides being a direct owner of Common and Preferred Stock, Mr. Johns has no other direct or indirect affiliations with the Company.

         From time to time, the Company invests in short term debt obligations with an affiliate of L-PGI, the Company's preferred shareholder, Love Investment Company. The balance of this receivable at December 31, 2005 and 2004 was $600,000 and $340,000, respectively. Interest on such receivables was $32,000 and $27,000 for 2005 and 2004, respectively.

         In 2005 and 2004, the Company incurred expenses totaling $2,000 and $8,000, respectively, for the services of Hallmark Senior Housing, Inc., a related entity, to provide analysis of real estate owned and options available.

         The Company believes that the affiliated transactions are on terms comparable to those which would be obtained from unaffiliated persons.

Item 13. Exhibits
-------- --------

         Reference is made to the Exhibit Index contained on page 38 herein for a list of exhibits required to be filed under this Item.

Item 14. Principal Accountant Fees and Services
-------- --------------------------------------

         Audit and tax fees rendered by BKD, LLP, the principal accountant of the Company, for the fiscal years ended December 31, 2005 and December 31, 2004 were:

                                                     2005         2004
                                                     ----         ----

                Audit Fees                         $23,900       $22,900
                Audit Related Fees                       0             0
                Tax Fees                             3,800         3,900
                All Other Fees                           0             0
                                                   -------       -------
                                                   $27,700       $26,800
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

                                 PGI INCORPORATED
                                 (Registrant)

Date: March 31, 2006             By: /s/Laurence A. Schiffer
      --------------             -------------------------------
                                 Laurence A. Schiffer, President
                                 (Duly Authorized Officer and
                                 Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                                Date

/s/Andrew S. Love           Chairman of the Board                March 31, 2006
------------------------    Secretary
Andrew S. Love


/s/Laurence A. Schiffer     Vice Chairman of the Board,          March 31, 2006
------------------------    President, Principal Executive
Laurence A. Schiffer        Officer, Principal Financial
                            Officer, and Principal Accounting
                            Officer

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

4.11 Eleventh Mortgage and Loan Modification Agreement among PGI Incorporated (formerly Punta Gorda Isles, Inc.), Sugarmill Woods, Inc. (formerly Punta Gorda Developers, Inc.), Burnt Store Marina, Inc. and Gulf Coast Credit Corporation and BancFlorida (formerly Naples Federal Savings and Loan Association), dated as of June 1, 1990 (filed as Exhibit 4.2 to Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 1990 and incorporated herein by reference).

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

4.13 Twelfth Mortgage and Loan Modification Agreement among PGI Incorporated, Sugarmill Woods, Inc., Burnt Store Marina, Inc. and Gulf Coast Credit Corporation and BancFlorida, dated as of July 8, 1992 (filed as Exhibit 4.1 to Registrant's Form 8-K dated as of July 24, 1992, and incorporated herein by reference).

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

13.      Inapplicable.

14. Inapplicable (See discussion regarding code of ethics under Item 9. of this Form 10-KSB).

16.      Inapplicable.

18.      Inapplicable.

20.      Inapplicable.

21.      Subsidiaries of the Registrant, filed herein.

22.      Inapplicable.

23.      Inapplicable.

24.      Inapplicable.

31.1 Principal Executive Officer certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, filed herein.

31.2 Principal Financial Officer certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, filed herein.

32.1     Principal Executive Officer Certification pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein.

32.2     Principal Financial Officer Certification pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein.

99.      Not applicable.

100.     Not applicable.