Form 10QSB
period 2006-03-31
PGI INC
filed 2006-05-15
CIK 81157

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10 - QSB

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended   March 31, 2006
                                                 ------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to __________________

         Commission File Number   1-6471
                                ----------

         PGI INCORPORATED
         ----------------
         (Exact name of small business issuer as specified in its charter)

                            FLORIDA                                         59-0867335
         ---------------------------------------------        ------------------------------------
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

                  Yes     X       No
                      ---------      ----------

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                  Yes              No    X
                      ---------      ----------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 12, 2006, there were 5,317,758 shares of the Registrant's common stock, $.10 par value per share, outstanding.

         Transitional Small Business Disclosure Format (Check one):

                  Yes             No     X
                      ---------      ----------

                            PGI INCORPORATED AND SUBSIDIARIES

                                      Form 10 - QSB
                          For the Quarter Ended March 31, 2006


                                    Table of Contents
                                    -----------------

                                                                            Form 10 - QSB
                                                                               Page No.
                                                                               --------
PART I             Financial Information

          Item 1.  Financial Statements
                   Condensed Consolidated Statements of Financial Position
                     March 31, 2006 (Unaudited) and December 31, 2005             3

                   Condensed Consolidated Statements of Operations (Unaudited)
                     Three Months Ended March 31, 2006 and 2005                   4

                   Condensed Consolidated Statements of Cash Flows (Unaudited)
                     Three Months Ended March 31, 2006 and 2005                   5

                   Notes to Consolidated Financial Statements (Unaudited)         6

          Item 2.  Management's Discussion and Analysis or
                     Plan of Operation                                           12

          Item 3.  Controls and Procedures                                       15

PART II            Other Information

          Item 1.  Legal Proceedings                                             16

          Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds   16

          Item 3.  Defaults Upon Senior Securities                               16

          Item 4.  Submission of Matters to a Vote of Security Holders           16

          Item 5.  Other Information                                             16

          Item 6.  Exhibits                                                      16

SIGNATURE                                                                        17

EXHIBIT INDEX                                                                    18

Part I             Financial Information

         Item 1.   Financial Statements
                   --------------------

                               PGI INCORPORATED AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                       ($ in thousands)
                                                                March 31,          December 31,
                                                                  2006                2005
                                                                  ----                ----
                                                               (Unaudited)

ASSETS
     Cash and cash equivalents                                  $      2             $    147
     Restricted cash                                                 235                  255
     Receivables                                                     769                  633
     Land and improvement inventories                                637                  637
     Other assets                                                    179                  178
                                                                --------             --------
                                                                $  1,822             $  1,850
                                                                ========             ========

LIABILITIES
     Accounts payable & accrued expenses                        $     45             $     49
     Accrued real estate taxes                                       316                  312
     Accrued interest:
     Primary Lender                                                    5                    5
     Debentures                                                   25,498               24,752
     Other                                                         2,358                2,331
Credit Agreements -
     Primary lender                                                  500                  500
     Notes payable                                                 1,198                1,198
     Subordinated debentures payable                               9,059                9,059
     Convertible debentures payable                                1,500                1,500
                                                                --------             --------
                                                                $ 40,479             $ 39,706
                                                                --------             --------

STOCKHOLDERS' DEFICIENCY
     Preferred stock, par value $1.00 per share;
       authorized 5,000,000 shares; 2,000,000 Class A
       cumulative convertible shares issued and
       outstanding; (liquidation preference of
       $8,000,000 and cumulative dividends)                        2,000                2,000
     Common stock, par value $.10 per share;
       authorized  25,000,000 shares; 5,317,758
       shares issued and outstanding                                 532                  532
     Paid in capital                                              13,498               13,498
     Accumulated deficit                                         (54,687)             (53,886)
                                                                --------             --------
                                                                 (38,657)             (37,856)
                                                                --------             --------
                                                                $  1,822             $  1,850
                                                                ========             ========

See accompanying notes to consolidated financial statements.

Part I             Financial Information (Continued)

                      PGI INCORPORATED AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   ($ in thousands, except per share data)
                                 (Unaudited)

                                                        Three Months Ended
                                                        ------------------
                                                   March 31,          March 31,
                                                      2006               2005
                                                      ----               ----
REVENUES
     Real Estate Sales                               $   -              $ 195
     Interest Income                                    18                  9
     Other Income                                        2                118
                                                     -----              -----
                                                        20                322
                                                     -----              -----

COSTS AND EXPENSES
     Cost of Real Estate Sales                       $   -              $  14
     Interest                                          788                709
     Taxes & Assessments                                 4                 (7)
     Consulting & Accounting                            10                 10
     Legal & Professional                                5                  7
     General & Administrative                           14                 12
                                                     -----              -----
                                                       821                745
                                                     -----              -----
NET (LOSS)                                           $(801)             $(423)
                                                     =====              =====

NET (LOSS) PER SHARE (*)                             $(.18)             $(.11)
                                                     =====              =====

* Considers the effect of cumulative preferred dividends in arrears for the three months ended March 31, 2006 and 2005.

See accompanying notes to consolidated financial statements.

Part I             Financial Information (Continued)

                      PGI INCORPORATED AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              ($ in thousands)
                                 (Unaudited)

                                                          Three Months Ended
                                                          ------------------
                                                       March 31,      March 31,
                                                         2006           2005
                                                         -----          -----

Net cash provided by (used in) operating activities      $ (22)         $ 290
                                                         -----          -----
Cash flows from investing activities:
     Investment in notes receivable                       (123)             -
                                                         -----          -----
     Net cash (used in) investing activities              (123)             -
                                                         -----          -----


Net increase (decrease) in cash                           (145)           290

Cash at beginning of period                                147            201
                                                         -----          -----

Cash at end of period                                    $   2          $ 491
                                                         =====          =====


See accompanying notes to consolidated financial statements.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (Unaudited)

(1)      Basis of Presentation

         The accompanying unaudited consolidated financial statements of PGI Incorporated and its subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10 - QSB and therefore do not include all disclosures necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The Company's independent accountants included an explanatory paragraph regarding the Company's ability to continue as a going concern in their opinion on the Company's consolidated financial statements for the year ended December 31, 2005.

         The consolidated balance sheet as of December 31, 2005 has been derived from the audited consolidated balance sheet as of that date.

         The Company remains in default under the indentures governing its unsecured subordinated and convertible debentures and in default of its primary debt obligations. (See Management's Discussion and Analysis or Plan of Operation and Notes 9, 10, 11, and 16 to the Company's consolidated financial statements for the year ended December 31, 2005, as contained in the Company's Annual Report on Form 10 - KSB).

         All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the three months ended March 31, 2006 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2006 or any other interim period.

 (2)     Per Share Data

         Basic per share amounts are computed by dividing net income (loss), after considering cumulative dividends in arrears on the Company's preferred stock, by the average number of common shares and common stock equivalents outstanding. For this purpose, the Company's cumulative convertible preferred stock and collateralized convertible debentures are not deemed to be common stock equivalents. The average number of common shares outstanding for the three months ended March 31, 2006 and 2005 was 5,317,758.

         Diluted per share amounts are computed by dividing net income
         (loss) by the average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures into shares of common stock. For the three months ended March 31, 2006 and 2005, the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

         The following is a summary of the calculations used in computing basic and diluted (loss) per share for the three months ended March 31, 2006 and 2005.

                                                 Three Months Ended
                                                 ------------------
                                             March 31,        March 31,
                                               2006             2005
                                               ----             ----
         Net (Loss)                         $ (801,000)      $ (423,000)

         Preferred Dividends                $ (160,000)      $ (160,000)
                                            ----------       ----------
         (Loss) Available to
            Common Shareholders             $ (961,000)      $ (583,000)
                                            ==========       ==========
         Weighted Average Number
           Of Shares Outstanding             5,317,758        5,317,758
         Basic and Diluted (Loss)
           Per Share                        $     (.18)      $     (.11)

(3)      Statement of Cash Flows

         The Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows", which requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. Interest paid for the three months ended March 31, 2006 and 2005 was $15,000 and $13,000, respectively.

(4)      Restricted Cash

         Restricted cash includes restricted proceeds held by the primary lender as collateral for debt repayment.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

(5)      Receivables
         Net receivables consisted of:

                                                         March 31,  December 31,
                                                           2006         2005
                                                           ----         ----
                                                           ($ in thousands)
         Receivables on real estate sales                 $    1       $    1
         Other notes receivable - related party              723          600
         Other interest receivable                            45           32
                                                          ------       ------
                                                          $  769       $  633
                                                          ======       ======

(6)      Land and Improvements
         Land and improvement inventories consisted of:

                                                         March 31,  December 31,
                                                           2006         2005
                                                           ----         ----
                                                           ($ in thousands)

         Unimproved land                                  $  621       $  621
         Fully improved land                                  16           16
                                                          ------       ------
                                                          $  637       $  637
                                                          ======       ======


(7)      Other Assets
         Other assets consisted of:

                                                         March 31,  December 31,
                                                           2006         2005
                                                           ----         ----
                                                           ($ in thousands)

         Deposit with Trustee of 6-1/2% debentures        $  167       $  165
         Other                                                12           13
                                                          ------       ------
                                                          $  179       $  178
                                                          ======       ======

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

(8)      Accounts Payable and Accrued Expenses
         Accounts payable and accrued expenses consisted of:

                                                         March 31,  December 31,
                                                           2006         2005
                                                           ----         ----
                                                           ($ in thousands)

         Accounts payable                                 $   12       $   12
         Accrued audit & professional                         30           31
         Accrued consulting fees                               -            6
         Accrued legal                                         2            -
         Accrued miscellaneous                                 1            -
                                                          ------       ------
                                                          $   45       $   49
                                                          ======       ======

         Accrued Real Estate Taxes consisted of:

         Current real estate taxes                        $    4       $    -
         Delinquent real estate taxes                        312          312
                                                          ------       ------
                                                          $  316       $  312
                                                          ======       ======

 (9) Primary Lender Credit Agreements, Notes Payable, Subordinated and Convertible Debentures Payable
         Credit agreements with the Company's primary lender and notes payable consisted of the following:

                                                         March 31,  December 31,
                                                           2006         2005
                                                           ----         ----
                                                           ($ in thousands)
         Credit agreements - primary lender:
            (maturing June 1, 1997, bearing interest
            at prime plus 5%)                             $  500       $  500
         Notes payable - $1,176,000
            bearing interest at prime plus 2%              1,198        1,198
                                                          ------       ------
                                                          $1,698       $1,698
                                                          ------       ------
         Subordinated debentures payable:

            At 6-1/2% interest; due June 1991              1,034        1,034
            At 6% interest; due May 1, 1992                8,025        8,025
                                                          ------       ------
                                                          $9,059       $9,059
                                                          ------       ------

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

         Collateralized convertible debentures payable:

            At 14% interest; due July 8, 1997,
            convertible into shares of common stock         1,500        1,500
                                                          -------      -------
            at $1.72 per share                            $12,257      $12,257
                                                          =======      =======


(10)     Real Estate Sales and Other Income

         Real Estate Sales and Cost of Sales for the three months ended March 31, 2006 and 2005 were as follows:

                                         Three Months Ended
                                         ------------------
                                          ($ in thousands)
                                       March 31,    March 31,
                                         2006         2005
                                         ----         ----
Real Estate Sales                       $    -       $  195
Cost of Sales                                -           14


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

         Other income for the three months ended March 31, 2006 and 2005 was $2,000 and $118,000, respectively. The other income mainly consists of recoveries of contracts receivable which have been fully provided for cancellation. During the three months ended March 31, 2005, the Company foreclosed on nine lots in Citrus County and received proceeds of $125,000 for delinquent receivables.

(11)     Income Taxes

         At December 31, 2005, the Company had an operating loss carryforward of approximately $38,000,000 to reduce future taxable income. These operating losses expire at various dates through 2025.

                      PGI INCORPORATED AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

         The following summarizes the temporary differences of the Company at March 31, 2006 and December 31, 2005 at the current statutory rate:

                                                                            ($ in thousands)
                                                                      March 31,       December 31,
                                                                        2006              2005
                                                                        ----              ----
         Deferred tax asset:
           Net operating loss carryforward                            $ 15,033          $ 14,729
           Adjustments to reduce land to net realizable value               12                12
           Expenses capitalized under IRC 263(a)                            56                56
           Valuation allowance                                         (14,929)          (14,625)
                                                                      --------          --------
                                                                           172               172

         Deferred tax liability:
           Basis difference of land and improvement inventories            172               172
                                                                      --------          --------
         Net deferred tax asset                                       $      -          $      -
                                                                      ========          ========

                      PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis or Plan of Operation

Preliminary Note

         The Company's most valuable remaining asset is a parcel of 366 acres located in Hernando County, Florida. The Company also owns some minor parcels of real estate which are scattered sites in Charlotte County, Florida, but most of these are subject to easements which markedly reduce their value and/or consist of wetlands of indeterminable value. As of March 31, 2006, the Company also owns 8 single family lots, located in Citrus County, Florida.

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

Results of Operations

         Revenues for the first three months of 2006 decreased by $302,000 to $20,000 from $322,000 for the comparable 2005 period as a result of no real estate sales revenue or significant recoveries of contracts receivable in 2006. Expenses for the three month period ended March 31, 2006 increased by $76,000 when compared to the same period in 2005 primarily resulting from an increase in interest expense. Taxes and assessments increased in 2006 as a result of a negative expense in 2005 due to the reversal of accrued taxes on lots for which foreclosure was completed in 2005 by sales for delinquent receivables. As a result, a net loss of $801,000 was incurred for the first three months of 2006 compared to a net loss of $423,000 for the first three months of 2005. After consideration of cumulative preferred dividends in arrears, totaling $160,000 for each of the three months ended March 31, 2006 and 2005, a net loss per share of $(.18) and $(.11) was reported for the three month periods ended March 31, 2006 and 2005, respectively. The total cumulative preferred dividends in arrears through March 31, 2006 is $6,995,000.

         Real Estate Sales and Cost of Sales consisted of:


                                       Three Months Ended
                                       ------------------
                                         (in thousands)
                                March 31,               March 31,
                                  2006                    2005
                                  ----                    ----
Real Estate Sales                   -                     $195
Cost of Sales                       -                       14

                      PGI INCORPORATED AND SUBSIDIARIES

         In the first quarter of 2005, the Company completed the sale of an unusual real estate parcel, at the price of $175,000. This parcel was not carried for any value on the Company's books, inasmuch as it was an undevelopable strip of mangrove fringe. However, because of the height of the mangrove, the adjoining property owner purchased this fringe strip in order to be able to enhance the view amenity on his proposed developments. In the first quarter of 2006, there were no sales of real estate.

         Other income for the three months ended March 31, 2006 and 2005 was $2,000 and $118,000, respectively. Other income primarily consists of recoveries of contracts receivable, which had been fully provided for cancellation. During the three months ended March 31, 2005, the Company foreclosed on nine lots and received proceeds of $125,000 for delinquent receivables. The Company did not recover any significant delinquent contracts receivable during the three months ended March 31, 2006.

         As of March 31, 2006, the Company remained in default of its primary lender indebtedness with PGIP, LLC ("PGIP") of $500,000. PGIP holds restricted funds of the Company pursuant to an escrow agreement whereby funds may be disbursed (i) as requested by the Company and agreed to by PGIP, (ii) as deemed necessary and appropriate by PGIP, to protect PGIP's interest in the Retained Acreage (as hereinafter defined), including PGIP's right to receive principal and interest under the note agreement securing the remaining indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company. The restricted escrow funds held by PGIP at March 31, 2006 and December 31, 2005 was $235,000 and $255,000,
respectively. The Company utilized $21,000 of the restricted escrow in March, 2006 to pay $15,000 in accrued interest to PGIP, and $6,000 to invest in a short term note with an affiliate of L-PGI, the Company's preferred shareholder, Love Investment Company. The primary parcel of real estate owned by the Company that has not been sold, totaling 366 acres (the "Retained Acreage"), remains subject to the primary lender indebtedness.

         Cash used in operating activities for the three months ended March 31, 2006 was $22,000 compared to cash provided of $290,000 for the comparable 2005 period, primarily as a result of the sales of the unusual real estate parcel in 2005 and the recovery of contracts receivable in 2005, both as described above. Net cash used in investing activities during the three months ended March 31, 2006 consisted of a $123,000 investment in a short-term note with Love Investment Company, an affiliate of L-PGI, the Company's preferred shareholder.

                      PGI INCORPORATED AND SUBSIDIARIES

Analysis of Financial Condition

         Total assets decreased by $28,000 at March 31, 2006 compared to total assets at December 31, 2005, reflecting the following changes:


                                                         March 31,         December 31,         Increase
                                                           2006                2005            (Decrease)
                                                           ----                ----            ----------
                                                                         ($ in thousands)
       Cash and cash equivalents                          $    2              $  147             $(145)
       Restricted cash                                       235                 255               (20)
       Receivables                                           769                 633               136
       Land and improvement inventories                      637                 637                 -
       Other assets                                          179                 178                 1
                                                          ------              ------             -----
                                                          $1,822              $1,850             $ (28)
                                                          ======              ======             =====


         Liabilities were approximately $40.5 million at March 31, 2006 compared to approximately $39.7 million at December 31, 2005, reflecting the following changes:

                                                         March 31,         December 31,        Increase
                                                           2006                2005           (Decrease)
                                                           ----                ----           ----------
                                                                         ($ in thousands)
       Accounts payable & accrued expenses                $    45            $    49            $   (4)
       Accrued real estate taxes                              316                312                 4
       Accrued interest                                    27,861             27,088               773
       Credit agreements - primary lender                     500                500                 -
       Notes                                                1,198              1,198                 -
       Convertible subordinated
         debentures payable                                 9,059              9,059                 -
       Convertible debentures payable                       1,500              1,500                 -
                                                          -------            -------            ------
                                                          $40,479            $39,706            $  773
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

                      PGI INCORPORATED AND SUBSIDIARIES

         The Company remains in default of the entire principal plus interest on its subordinated and convertible debentures and notes payable, as well as its primary lender indebtedness with PGIP. The amounts due are as indicated in the following table:

                                                                March 31, 2006
                                                                --------------
                                                         Principal           Accrued
                                                         Amount Due          Interest
                                                         ----------          --------
                                                                ($ in thousands)
         Subordinated debentures:
         ------------------------
         At 6 1/2%, due June 1, 1991                      $ 1,034            $ 1,130
         At 6%, due May 1, 1992                             8,025             11,214
                                                          -------            -------
                                                          $ 9,059            $12,344
                                                          =======            =======

         Collateralized convertible debentures:
         --------------------------------------
         At 14%, due July 8, 1997                         $ 1,500            $13,154
                                                          =======            =======

         Notes Payable:
         --------------
         At prime plus 2%                                 $ 1,176            $ 2,358
         Non-interest bearing                                  22                  -
                                                          -------            -------
                                                          $ 1,198            $ 2,358
                                                          =======            =======

         Primary Lender:                                  $   500            $     5
         ---------------                                  =======            =======

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

Item 3. Controls and Procedures

         We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2006. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                      PGI INCORPORATED AND SUBSIDIARIES

PART II  Other Information

Item 1.  Legal Proceedings

         The Company is a party to legal proceedings incidental to the normal operation of its business.

         One lawsuit involves Sugarmill Woods, Inc., a wholly owned subsidiary of PGI Incorporated, as a Plaintiff. The western boundary of the Company's 366 acre parcel abuts a high voltage electric transmission line. A high pressure pipeline was installed on that adjoining property close to and parallel to the western boundary of the 366 acre parcel. The Company filed a suit on March 11, 2002 asserting that the close proximity of the high pressure pipeline is adverse to the property value and therefore the Company seeks compensation for such damages. The trial is scheduled to begin May 22, 2006.

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

                              PGI INCORPORATED
                              ----------------
                                (Registrant)

Date: May 15, 2006                       /s/ Laurence A. Schiffer
     --------------                      ------------------------
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