Form 10QSB
period 2006-06-30
PGI INC
filed 2006-08-11
CIK 81157

                   U.S SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10 - QSB

(Mark One)
/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended    June 30, 2006
                                                 -------------------

/ / TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes      X       No
                      ----------      ----------

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                  Yes              No     X
                      ----------      ----------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 11, 2006, there were 5,317,758 shares of the issuer's common stock, $.10 par value per share, outstanding.

         Transitional Small Business Disclosure Format (Check one):

                  Yes              No     X
                      ----------      ----------

                              PGI INCORPORATED AND SUBSIDIARIES

                                        Form 10 - QSB
                             For the Quarter Ended June 30, 2006

                                      Table of Contents
                                      -----------------


                                                                                Form 10 - QSB
                                                                                   Page No.
                                                                                -------------

PART I           Financial Information

        Item 1.  Financial Statements
                 Condensed Consolidated Statements of Financial Position
                  June 30, 2006 (Unaudited) and December 31, 2005                      3

                 Condensed Consolidated Statements of Operations (Unaudited)
                  Three and Six Months Ended June 30, 2006 and 2005                    4

                 Condensed Consolidated Statements of Cash Flows (Unaudited)
                  Six Months Ended June 30, 2006 and 2005                              5

                 Notes to Consolidated Financial Statements (Unaudited)                6

        Item 2.  Management's Discussion and Analysis or
                  Plan of Operation                                                   12

        Item 3.  Controls and Procedures                                              15

PART II          Other Information

        Item 1.  Legal Proceedings                                                    16

        Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          16

        Item 3.  Defaults Upon Senior Securities                                      16

        Item 4.  Submission of Matters to a Vote of Security Holders                  16

        Item 5.  Other Information                                                    16

        Item 6.  Exhibits                                                             16

SIGNATURE                                                                             17

EXHIBIT INDEX                                                                         18

PART I             FINANCIAL INFORMATION
         Item 1.   Financial Statements

                                 PGI INCORPORATED AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                        ($ in thousands)
                                                                    June 30,        December 31,
                                                                      2006              2005
                                                                      ----              ----
                                                                  (Unaudited)
ASSETS
     Cash and cash equivalents                                      $     4           $    147
     Restricted cash                                                     25                255
     Receivables                                                        936                633
     Land and improvement inventories                                   637                637
     Other assets                                                       190                178
                                                                    -------           --------
                                                                    $ 1,792           $  1,850
                                                                    =======           ========

LIABILITIES
     Accounts payable & accrued expenses                            $    47           $     49
     Accrued real estate taxes                                          320                312
     Accrued interest:
     Primary Lender                                                       5                  5
     Debentures                                                      26,263             24,752
     Other                                                            2,387              2,331
Credit Agreements -
     Primary lender                                                     500                500
     Notes payable                                                    1,198              1,198
     Subordinated debentures payable                                  9,059              9,059
     Convertible debentures payable                                   1,500              1,500
                                                                    -------           --------
                                                                    $41,279           $ 39,706
                                                                    -------           --------

STOCKHOLDERS' DEFICIENCY
     Preferred stock, par value $1.00 per share;
       authorized 5,000,000 shares; 2,000,000
       Class A cumulative convertible shares issued
       and outstanding; (liquidation preference of
       $8,000,000 and cumulative dividends)                           2,000              2,000
     Common stock, par value $.10 per share;
       authorized  25,000,000 shares; 5,317,758
       shares issued and outstanding                                    532                532
     Paid in capital                                                 13,498             13,498
     Accumulated deficit                                            (55,517)           (53,886)
                                                                    -------           --------
                                                                    (39,487)           (37,856)
                                                                    -------           --------
                                                                    $ 1,792           $  1,850
                                                                    =======           ========

See accompanying notes to condensed consolidated financial statements.

Part I             Financial Information (Continued)

                                     PGI INCORPORATED AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   ($ in thousands, except per share data)
                                                 (Unaudited)

                                                      Three Months Ended                  Six Months Ended
                                                      ------------------                  ----------------
                                                   June 30,         June 30,          June 30,         June 30,
                                                     2006             2005              2006             2005
                                                     ----             ----              ----             ----
REVENUES
     Real Estate Sales                             $    10          $     -           $    10          $   195
     Interest Income                                    20                9                38               18
     Other Income                                        3               74                 5              192
                                                   -------          -------           -------          -------
                                                        33               83                53              405
                                                   -------          -------           -------          -------

COSTS AND EXPENSES
     Cost of Real Estate Sales                     $     -          $     -           $     -          $    14
     Interest                                          811              730             1,599            1,439
     Taxes & Assessments                                 5                2                 9               (5)
     Consulting & Accounting                            10               10                20               20
     Legal & Professional                               18                8                23               15
     General & Administrative                           19                7                33               19
                                                   -------          -------           -------          -------
                                                       863              757             1,684            1,502
                                                   -------          -------           -------          -------
NET (LOSS)                                         $  (830)         $  (674)          $(1,631)         $(1,097)
                                                   =======          =======           =======          =======

NET (LOSS) PER SHARE (*)                           $  (.19)         $  (.16)          $  (.37)         $  (.27)
                                                   =======          =======           =======          =======

* Considers the effect of cumulative preferred dividends in arrears for the three and six months ended June 30, 2006 and 2005.

See accompanying notes to condensed consolidated financial statements.

Part I             Financial Information (Continued)

                              PGI INCORPORATED AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       ($ in thousands)
                                         (Unaudited)

                                                                         Six Months Ended
                                                                         ----------------
                                                                    June 30,          June 30,
                                                                      2006              2005
                                                                      ----              ----

Net cash provided by (used in) operating activities                 $   (91)          $   277
                                                                    -------           -------
Cash flows from investing activities:
     Proceeds from restricted cash                                      232                 -
     Investment in notes receivable                                    (273)              (90)
     Purchases of inventory and deferred expenditures                   (11)               (1)
                                                                    -------           -------
     Net cash (used in) investing activities                            (52)              (91)
                                                                    -------           -------


Net increase (decrease) in cash                                        (143)              186

Cash at beginning of period                                             147               201
                                                                    -------           -------

Cash at end of period                                               $     4           $   387
                                                                    =======           =======


See accompanying notes to condensed consolidated financial statements.

                      PGI INCORPORATED AND SUBSIDIARIES
      Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)      Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of PGI Incorporated and its subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10 - QSB and therefore do not include all disclosures necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The Company's independent accountants included an explanatory paragraph regarding the Company's ability to continue as a going concern in their opinion on the Company's condensed consolidated financial statements for the year ended December 31, 2005.

         The consolidated balance sheet as of December 31, 2005 has been derived from the audited consolidated balance sheet as of that date.

         The Company remains in default under the indentures governing its unsecured subordinated debentures and collateralized convertible debentures and in default of its primary debt obligations. (See Management's Discussion and Analysis or Plan of Operation and Notes 9, 10, 11, and 16 to the Company's condensed consolidated financial statements for the year ended December 31, 2005, as contained in the Company's Annual Report on Form 10 - KSB).

         All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the six months ended June 30, 2006 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2006 or any other interim period.

(2)      Per Share Data

         Basic per share amounts are computed by dividing net income (loss), after considering cumulative dividends in arrears on the Company's preferred stock, by the average number of common shares and common stock equivalents outstanding. For this purpose, the Company's cumulative convertible preferred stock and collateralized convertible debentures are not deemed to be common stock equivalents. The average number of common shares outstanding for the six months ended June 30, 2006 and 2005 was 5,317,758.

         Diluted per share amounts are computed by dividing net income
         (loss) by the average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures into shares of common stock. For the six months ended June 30, 2006 and 2005, the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

                      PGI INCORPORATED AND SUBSIDIARIES
      Notes to Condensed Consolidated Financial Statements (continued)

         The following is a summary of the calculations used in computing basic and diluted (loss) per share for the three and six months ended June 30, 2006 and 2005.

                                                    Three Months Ended                  Six Months Ended
                                                    ------------------                  ----------------
                                                 June 30,         June 30,          June 30,          June 30,
                                                   2006             2005              2006              2005
                                                   ----             ----              ----              ----
         Net (Loss)                             $ (830,000)      $ (674,000)      $(1,631,000)      $(1,097,000)
         Preferred Dividends                    $ (160,000)      $ (160,000)      $  (320,000)      $  (320,000)
                                                ----------      -----------       -----------       -----------
         (Loss) Available to
           Common Shareholders                  $ (990,000)      $ (834,000)      $(1,951,000)      $(1,417,000)
                                                ==========      ===========       ===========       ===========
         Weighted Average Number
           Of Shares Outstanding                 5,317,758        5,317,758         5,317,758         5,317,758
         Basic and Diluted (Loss)
           Per Share                                $ (.19)          $ (.16)           $ (.37)           $ (.27)

(3)      Statement of Cash Flows

         The Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows", which requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. Interest paid for the six months ended June 30, 2006 and 2005 was $32,000 and $27,000, respectively.

(4)      Restricted Cash

         Restricted cash includes restricted proceeds held by the primary lender as collateral for debt repayment.

                      PGI INCORPORATED AND SUBSIDIARIES
      Notes to Condensed Consolidated Financial Statements (continued)

(5)      Receivables
         Net receivables consisted of:

                                                  June 30,       December 31,
                                                    2006             2005
                                                    ----             ----
                                                       ($ in thousands)

         Receivables on real estate sales          $    -           $    1
         Other notes receivable - related party       873              600
         Other interest receivable                     63               32
                                                   ------           ------
                                                   $  936           $  633
                                                   ======           ======

(6)      Land and Improvements
         Land and improvement inventories consisted of:

                                                  June 30,       December 31,
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
                                                   ======           ======


(7)      Other Assets
         Other assets consisted of:

                                                  June 30,       December 31,
                                                    2006             2005
                                                    ----             ----
                                                       ($ in thousands)

         Deposit with Trustee of 6-1/2% debentures $  168           $  165
         Other                                         22               13
                                                   ------           ------
                                                   $  190           $  178
                                                   ======           ======

                      PGI INCORPORATED AND SUBSIDIARIES
      Notes to Condensed Consolidated Financial Statements (continued)

(8)      Accounts Payable and Accrued
         Expenses Accounts payable and accrued expenses consisted of:

                                                  June 30,       December 31,
                                                    2006             2005
                                                    ----             ----
                                                       ($ in thousands)

         Accounts payable                          $   19           $   12
         Accrued audit & professional                  19               31
         Accrued consulting fees                        2                6
         Accrued miscellaneous                          7                -
                                                   ------           ------
                                                   $   47           $   49
                                                   ======           ======

         Accrued Real Estate Taxes consisted of:

         Current real estate taxes                 $    8           $    -
         Delinquent real estate taxes                 312              312
                                                   ------           ------
                                                   $  320           $  312
                                                   ======           ======

 (9) Primary Lender Credit Agreements, Notes Payable, Subordinated and Convertible Debentures Payable Credit agreements with the Company's primary lender and notes payable consisted of the following:

                                                  June 30,       December 31,
                                                    2006             2005
                                                    ----             ----
                                                       ($ in thousands)

         Credit agreements - primary lender:
            (maturing June 1, 1997, bearing
            interest at prime plus 5%)             $  500           $  500
         Notes payable - $1,176,000
            bearing interest at prime plus 2%       1,198            1,198
                                                   ------           ------
                                                   $1,698           $1,698
                                                   ------           ------
         Subordinated debentures payable:

            At 6-1/2% interest; due June 1, 1991    1,034            1,034
            At 6% interest; due May 1, 1992         8,025            8,025
                                                   ------           ------
                                                   $9,059           $9,059
                                                   ------           ------

         Collateralized convertible debentures payable:

            At 14% interest; due July 8, 1997,
            convertible into shares of
            common stock at $1.72 per share         1,500            1,500
                                                  -------          -------
                                                  $12,257          $12,257
                                                  =======          =======

                      PGI INCORPORATED AND SUBSIDIARIES
      Notes to Condensed Consolidated Financial Statements (continued)


(10)     Real Estate Sales and Other Income
         Real Estate Sales and Cost of Sales for the three and six months ended June 30, 2006 and 2005 were as follows:

                                    Three Months Ended                   Six Months Ended
                                    ------------------                   ----------------
                                     ($ in thousands)                    ($ in thousands)
                                June 30,           June 30,         June 30,           June 30,
                                  2006               2005             2006               2005
                                  ----               ----             ----               ----
Real Estate Sales                 $ 10               $ -              $ 10               $195
Cost of Sales                        -                 -                 -                 14

         In the second quarter of 2006, the Company completed the sale of a small piece of land at the price of $10,000. This odd remnant of a lot was not carried for any value on the Company's books.

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

         Other income for the six months ended June 30, 2006 and 2005 was $5,000 and $192,000, respectively. Other income mainly consists of recoveries of contracts receivable which have been fully provided for cancellation. During the six months ended June 30, 2005, the Company foreclosed on ten lots in Citrus County and received proceeds of $134,000 for delinquent receivables.

(11)     Income Taxes

         At December 31, 2005, the Company had an operating loss carryforward of approximately $38,000,000 to reduce future taxable income. These operating losses expire at various dates through 2025.

                      PGI INCORPORATED AND SUBSIDIARIES
      Notes to Condensed Consolidated Financial Statements (continued)

         The following summarizes the temporary differences of the Company at June 30, 2006 and December 31, 2005 at the current statutory rate:

                                                                    June 30,        December 31,
                                                                      2006              2005
                                                                      ----              ----
                                                                         ($ in thousands)
         Deferred tax asset:
           Net operating loss carryforward                          $ 15,045          $ 14,729
           Adjustments to reduce land to net realizable value             12                12
           Expenses capitalized under IRC 263(a)                          56                56
           Valuation allowance                                       (14,941)          (14,625)
                                                                    --------          --------
                                                                         172               172

         Deferred tax liability:
           Basis difference of land and improvement inventories          172               172
                                                                    --------          --------
         Net deferred tax asset                                     $      -          $      -
                                                                    ========          ========

                      PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis or Plan of Operation

Preliminary Note

         The Company's most valuable remaining asset is a parcel of 366 acres located in Hernando County, Florida. The Company also owns some minor parcels of real estate which are scattered sites in Charlotte County, Florida, but most of these are subject to easements which markedly reduce their value and/or consist of wetlands of indeterminable value. As of June 30, 2006, the Company also owns 8 single family lots, located in Citrus County, Florida, of which 5 are listed for sale.

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

Results of Operations

         Revenues for the first six months of 2006 decreased by $352,000 to $53,000 from $405,000 for the comparable 2005 period as a result of less real estate sales revenue and no significant recoveries of contracts receivable in 2006. Expenses for the six month period ended June 30, 2006 increased by $182,000 when compared to the same period in 2005 primarily resulting from an increase in interest expense. In addition, taxes and assessments increased during the first six months of 2006 by $14,000 compared to the same period in 2005 as a result of a negative expense in 2005 due to the reversal of accrued taxes on lots for which foreclosure was completed in 2005 by sales for delinquent receivables. As a result, a net loss of $1,631,000 was incurred for the first six months of 2006 compared to a net loss of $1,097,000 for the first six months of 2005. After consideration of cumulative preferred dividends in arrears, totaling $320,000 for each of the six months ended June 30, 2006 and 2005, a net loss per share of $(.37) and $(.27) was reported for the six month periods ended June 30, 2006 and 2005, respectively. The total cumulative preferred dividends in arrears through June 30, 2006 is $7,155,000.

         Real Estate Sales and Cost of Sales consisted of:


                                       Three Months Ended                              Six Months Ended
                                       ------------------                              ----------------
                                        ($ in thousands)                               ($ in thousands)
                                June 30,                June 30,               June 30,               June 30,
                                  2006                    2005                   2006                   2005
                                  ----                    ----                   ----                   ----
Real Estate Sales                 $ 10                    $ -                    $ 10                   $195
Cost of Sales                        -                      -                       -                     14

                      PGI INCORPORATED AND SUBSIDIARIES

         In the second quarter of 2006, the Company completed the sale of a small piece of land at the price of $10,000. This odd remnant of a lot was not carried for any value on the Company's books. There were no sales of real estate in the second quarter of 2005.

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

         Other income for the six months ended June 30, 2006 and 2005 was $5,000 and $192,000, respectively. Other income primarily consists of recoveries of contracts receivable, which had been fully provided for cancellation. During the six months ended June 30, 2005, the Company foreclosed on ten lots and received proceeds of $134,000 for delinquent receivables. The Company did not recover any significant delinquent contracts receivable during the six months ended June 30, 2006.

         As of June 30, 2006, the Company remained in default of its primary lender indebtedness with PGIP, LLC ("PGIP") of $500,000. PGIP holds restricted funds of the Company pursuant to an escrow agreement whereby funds may be disbursed (i) as requested by the Company and agreed to by PGIP, (ii) as deemed necessary and appropriate by PGIP, to protect PGIP's interest in the Retained Acreage (as hereinafter defined), including PGIP's right to receive principal and interest under the note agreement securing the remaining indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company. The restricted escrow funds held by PGIP at June 30, 2006 and December 31, 2005 was $25,000 and $255,000, respectively. The Company utilized $232,000 of the restricted escrow in the six months ended June 30, 2006 to pay $32,000 in accrued interest to PGIP, and $200,000 to invest in a short term note with an affiliate of L-PGI, the Company's preferred shareholder, Love Investment Company. The primary parcel of real estate owned by the Company that has not been sold, totaling 366 acres (the "Retained Acreage"), remains subject to the primary lender indebtedness.

         Cash used in operating activities for the six months ended June 30, 2006 was $91,000 compared to cash provided of $277,000 for the comparable 2005 period, primarily as a result of the sales of the unusual real estate parcels and the recovery of contracts receivable in 2005, both as described above. Net cash provided by investing activities during the six months ended June 30, 2006 was from proceeds of restricted cash in the amount of $232,000. Net cash used in investing activities during the six months ended June 30, 2006 consisted of a $273,000 investment in a short-term note with Love Investment Company, an affiliate of L-PGI, the Company's preferred shareholder, and $11,000 in purchases of deferred expenditures.

                      PGI INCORPORATED AND SUBSIDIARIES

Analysis of Financial Condition

         Total assets decreased by $58,000 at June 30, 2006 compared to total assets at December 31, 2005, reflecting the following changes:

                                                        June 30,          December 31,         Increase
                                                          2006                2005            (Decrease)
                                                          ----                ----            ----------
                                                                        ($ in thousands)
       Cash and cash equivalents                         $    4              $  147             $(143)
       Restricted cash                                       25                 255              (230)
       Receivables                                          936                 633               303
       Land and improvement inventories                     637                 637                 -
       Other assets                                         190                 178                12
                                                         ------              ------             -----
                                                         $1,792              $1,850             $ (58)
                                                         ======              ======             =====


         Liabilities were approximately $41.3 million at June 30, 2006 compared to approximately $39.7 million at December 31, 2005, reflecting the following changes:

                                                        June 30,          December 31,         Increase
                                                          2006                2005            (Decrease)
                                                          ----                ----            ----------
                                                                        ($ in thousands)
       Accounts payable & accrued expenses              $    47             $    49             $   (2)
       Accrued real estate taxes                            320                 312                  8
       Accrued interest                                  28,655              27,088              1,567
       Credit agreements - primary lender                   500                 500                  -
       Notes                                              1,198               1,198                  -
       Convertible subordinated
          debentures payable                              9,059               9,059                  -
       Convertible debentures payable                     1,500               1,500                  -
                                                        -------             -------             ------
                                                        $41,279             $39,706             $1,573
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

                      PGI INCORPORATED AND SUBSIDIARIES

         The Company remains in default of the entire principal plus interest on its subordinated and convertible debentures and notes payable, as well as its primary lender indebtedness with PGIP. The amounts due are as indicated in the following table:

                                                            June 30, 2006
                                                            -------------
                                                       Principal       Accrued
                                                       Amount Due      Interest
                                                       ----------      --------
                                                            ($ in thousands)
         Subordinated debentures:
         ------------------------
         At 6 1/2%, due June 1, 1991                     $1,034        $ 1,148
         At 6%, due May 1, 1992                           8,025         11,448
                                                         ------        -------
                                                         $9,059        $12,596
                                                         ======        =======

         Collateralized convertible debentures:
         --------------------------------------
         At 14%, due July 8, 1997                        $1,500        $13,667
                                                         ======        =======

         Notes Payable:
         --------------
         At prime plus 2%                                $1,176        $ 2,387
         Non-interest bearing                                22              -
                                                         ------        -------
                                                         $1,198        $ 2,387
                                                         ======        =======

         Primary Lender:                                 $  500        $     5
         ---------------                                 ======        =======

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

Item 3. Controls and Procedures

         We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2006. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                      PGI INCORPORATED AND SUBSIDIARIES

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is a party to legal proceedings incidental to the normal operation of its business.

         One lawsuit involves Sugarmill Woods, Inc., a wholly owned subsidiary of PGI Incorporated, as a Plaintiff. The western boundary of the Company's 366 acre parcel abuts a high voltage electric transmission line. A high pressure pipeline was installed on that adjoining property close to and parallel to the western boundary of the 366 acre parcel. The Company filed a suit on March 11, 2002 asserting that the close proximity of the high pressure pipeline is adverse to the property value and therefore the Company sought compensation for such damages. The case concluded on May 26, 2006 with a jury verdict whereby the Company was awarded $13,000 with a share of the award to be paid for legal services.

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

Date: August 11, 2006                    /s/ Laurence A. Schiffer
      ---------------                    ------------------------
                                         Laurence A. Schiffer
                                         President
                                         (Duly Authorized Officer, Principal
                                         Executive Officer and Principal
                                         Financial Officer)

PGI INCORPORATED AND SUBSIDIARIES

EXHIBIT INDEX
-------------

2.       Inapplicable.

3.(i)    Inapplicable.

3.(ii)   Inapplicable.

4.       Inapplicable.

10.      Inapplicable.

11. Statement re: Computation of Per Share Earnings (Set forth in Note 2 of the Notes to Condensed Consolidated Financial Statements (Unaudited) herein).

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