Form 10QSB
period 2006-09-30
PGI INC
filed 2006-11-14
CIK 81157

                   U.S SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10 - QSB
(Mark One)
         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
 |X|     EXCHANGE ACT OF 1934

                  For the quarterly period ended   September 30, 2006
                                                 ----------------------

         TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
 | |     EXCHANGE ACT OF 1934

         For the transition period from                 to
                                       -----------------  ------------------

         Commission File Number        1-6471
                                --------------------

         PGI INCORPORATED
         ----------------
         (Exact name of small business issuer as specified in its charter)

                        FLORIDA                                 59-0867335
         -------------------------------------             -------------------
             (State or other jurisdiction                    (I.R.S. Employer
                   of incorporation)                        Identification No.)

         212 SOUTH CENTRAL, SUITE 100, ST. LOUIS, MISSOURI  63105
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 14, 2006, there were 5,317,758 shares of the issuer's common stock, $.10 par value per share, outstanding.

         Transitional Small Business Disclosure Format (Check one):

                  Yes              No     X
                      ----------      ----------



                              PGI INCORPORATED AND SUBSIDIARIES

                                        Form 10 - QSB
                           For the Quarter Ended September 30, 2006


                                      Table of Contents
                                      -----------------
                                                                                 Form 10 - QSB
                                                                                    Page No.
                                                                                 -------------

PART I            Financial Information

         Item 1.  Financial Statements
                  Condensed Consolidated Statements of Financial Position
                     September 30, 2006 (Unaudited) and December 31, 2005               3

                  Condensed Consolidated Statements of Operations (Unaudited)
                     Three and Nine Months Ended September 30, 2006 and 2005            4

                  Condensed Consolidated Statements of Cash Flows (Unaudited)
                     Nine Months Ended September 30, 2006 and 2005                      5

                     Notes to Consolidated Financial Statements (Unaudited)             6

         Item 2.  Management's Discussion and Analysis or
                     Plan of Operation                                                 12

         Item 3.  Controls and Procedures                                              16

PART II           Other Information


         Item 1.  Legal Proceedings                                                    17

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          17

         Item 3.  Defaults Upon Senior Securities                                      17

         Item 4.  Submission of Matters to a Vote of Security Holders                  17

         Item 5.  Other Information                                                    17

         Item 6.  Exhibits                                                             17

SIGNATURE                                                                              18


EXHIBIT INDEX                                                                          19

PART I            FINANCIAL INFORMATION
         Item 1.  Financial Statements

                         PGI INCORPORATED AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 ($ in thousands)

                                                      September 30,      December 31,
                                                           2006              2005
                                                           ----              ----
                                                       (Unaudited)

ASSETS
     Cash and cash equivalents                          $      4          $    147
     Restricted cash                                           5               255
     Receivables                                             934               633
     Land and improvement inventories                        642               637
     Other assets                                            199               178
                                                        --------          --------
                                                        $  1,784          $  1,850
                                                        ========          ========

LIABILITIES
     Accounts payable & accrued expenses                $     55          $     49
     Accrued real estate taxes                                11               312
     Accrued interest:
     Primary Lender                                           22                 5
     Debentures                                           27,048            24,752
     Other                                                 2,417             2,331
Credit Agreements -
     Primary lender                                          500               500
     Notes payable                                         1,198             1,198
     Subordinated debentures payable                       9,059             9,059
     Convertible debentures payable                        1,500             1,500
                                                        --------          --------
                                                        $ 41,810          $ 39,706
                                                        --------          --------

STOCKHOLDERS' DEFICIENCY
     Preferred stock, par value $1.00 per share;
         authorized 5,000,000 shares; 2,000,000
         Class A cumulative convertible shares issued
         and outstanding; (liquidation preference of
         $8,000,000 and cumulative dividends)              2,000             2,000
     Common stock, par value $.10 per share;
         authorized  25,000,000 shares; 5,317,758
         shares issued and outstanding                       532               532
     Paid in capital                                      13,498            13,498
     Accumulated deficit                                 (56,056)          (53,886)
                                                        --------          --------
                                                         (40,026)          (37,856)
                                                        --------          --------
                                                        $  1,784          $  1,850
                                                        ========          ========

See accompanying notes to condensed consolidated financial statements.

Part I   Financial Information (Continued)

                                  PGI INCORPORATED AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               ($ in thousands, except per share data)
                                             (Unaudited)

                                       Three Months Ended                     Nine Months Ended
                                       ------------------                     -----------------
                                 September 30,      September 30,      September 30,      September 30,
                                     2006               2005               2006               2005
                                     ----               ----               ----               ----
REVENUES
     Real Estate Sales             $      -           $      -           $     10           $    195
     Interest Income                     22                 12                 60                 30
     Other Income                       313                  -                318                192
                                   --------           --------           --------           --------
                                        335                 12                388                417
                                   --------           --------           --------           --------

COSTS AND EXPENSES
     Cost of Real Estate Sales     $      -           $      -           $      -           $     14
     Interest                           832                749              2,431              2,188
     Taxes & Assessments                  4                  2                 13                 (3)
     Consulting & Accounting             11                 11                 31                 31
     Legal & Professional                14                  2                 37                 17
     General & Administrative            13                 19                 46                 38
                                   --------           --------           --------           --------
                                        874                783              2,558              2,285
                                   --------           --------           --------           --------
NET (LOSS)                         $   (539)          $   (771)          $ (2,170)          $ (1,868)
                                   ========           ========           ========           ========
NET (LOSS) PER SHARE (*)           $   (.13)          $   (.18)          $   (.50)          $   (.44)
                                   ========           ========           ========           ========


* Considers the effect of cumulative preferred dividends in arrears for the three and nine months ended September 30, 2006 and 2005.

See accompanying notes to condensed consolidated financial statements

Part I   Financial Information (Continued)

                          PGI INCORPORATED AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  ($ in thousands)
                                    (Unaudited)

                                                                Nine Months Ended
                                                                -----------------
                                                          September 30,    September 30,
                                                              2006             2005
                                                              ----             ----

Net cash provided by (used in) operating activities         $   (107)        $    238
                                                            --------         --------
Cash flows from investing activities:
     Proceeds from restricted cash                               252                -
     Investment in notes receivable                             (273)            (110)
     Purchases of inventory and deferred expenditures            (15)              (4)
                                                            --------         --------
     Net cash (used in) investing activities                     (36)            (114)
                                                            --------         --------

Net increase (decrease) in cash                                 (143)             124

Cash at beginning of period                                      147              201
                                                            --------         --------
Cash at end of period                                       $      4         $    325
                                                            ========         ========

See accompanying notes to condensed consolidated financial statements

                          PGI INCORPORATED AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of PGI Incorporated and its subsidiaries (the "Company") have been prepared in accordane with the instructions to Form 10 - QSB and therefore do not include all disclosures necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The Company's independent accountants included an explanatory paragraph regarding the Company's ability to continue as a going concern in their opinion on the Company's condensed consolidated financial statements for the year ended December 31, 2005.

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

     All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the nine months ended September 30, 2006 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2006 or any other interim period.

(2)  Per Share Data

     Basic per share amounts are computed by dividing net income (loss), after considering cumulative dividends in arrears on the Company's preferred stock, by the average number of common shares and common stock equivalents outstanding. For this purpose, the Company's cumulative convertible preferred stock and collateralized convertible debentures are not deemed to be common stock equivalents. The average number of common shares outstanding for the nine months ended September 30, 2006 and 2005 was 5,317,758.

     Diluted per share amounts are computed by dividing net income (loss) by the average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures into shares of common stock. For the nine months ended September 30, 2006 and 2005, the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

                      PGI INCORPORATED AND SUBSIDIARIES
      Notes to Condensed Consolidated Financial Statements (continued)

     The following is a summary of the calculations used in computing basic and diluted (loss) per share for the three and nine months ended September 30, 2006 and 2005.

                                                   Three Months Ended                     Nine Months Ended
                                                   ------------------                     -----------------
                                            September 30,       September 30,      September 30,      September 30,
                                                2006                2005               2006               2005
                                                ----                ----               ----               ----

     Net (Loss)                             $   (539,000)       $   (771,000)      $ (2,170,000)      $ (1,868,000)
     Preferred Dividends                    $   (160,000)       $   (160,000)      $   (480,000)      $   (480,000)
                                            ------------        ------------       ------------       ------------
     (Loss) Available to
         Common Shareholders                $   (699,000)       $   (931,000)      $ (2,650,000)      $ (2,348,000)
                                            ============        ============       ============       ============
     Weighted Average Number
         Of Shares Outstanding                 5,317,758           5,317,758          5,317,758          5,317,758
     Basic and Diluted (Loss)
         Per Share                          $       (.13)       $       (.18)      $       (.50)            $ (.44)

(3)  Statement of Cash Flows

     The Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows", which requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. Interest paid for the nine months ended September 30, 2006 and 2005 was $32,000 and $41,000, respectively.

(4)  Restricted Cash

     Restricted cash includes restricted proceeds held by the primary lender as collateral for debt repayment.

                         PGI INCORPORATED AND SUBSIDIARIES
          Notes to Condensed Consolidated Financial Statements (continued)

(5)  Receivables
     Net receivables consisted of:

                                                          September 30,    December 31,
                                                              2006             2005
                                                              ----             ----
                                                                 ($ in thousands)
     Receivables on real estate sales                       $      -         $      1
     Other notes receivable - related party                      873              600
     Other interest receivable                                    61               32
                                                            --------         --------
                                                            $    934         $    633
                                                            ========         ========

(6)  Land and Improvements
     Land and improvement inventories consisted of:

                                                          September 30,    December 31,
                                                              2006             2005
                                                              ----             ----
                                                                 ($ in thousands)

     Unimproved land                                        $    626         $    621
     Fully improved land                                          16               16
                                                            --------         --------
                                                            $    642         $    637
                                                            ========         ========

(7)  Other Assets
     Other assets consisted of:

                                                          September 30,    December 31,
                                                              2006             2005
                                                              ----             ----
                                                                 ($ in thousands)
     Deposit with Trustee of 6-1/2% debentures              $    170         $    165
     Other                                                        29               13
                                                            --------         --------
                                                            $    199         $    178
                                                            ========         ========

                           PGI INCORPORATED AND SUBSIDIARIES
           Notes to Condensed Consolidated Financial Statements (continued)

(8) Accounts Payable and Accrued Expenses Accounts payable and accrued expenses consisted of:

                                                          September 30,    December 31,
                                                              2006             2005
                                                              ----             ----
                                                                 ($ in thousands)
     Accounts payable                                       $     17         $     12
     Accrued audit & professional                                 23               31
     Accrued legal                                                 1                -
     Accrued consulting fees                                       4                6
     Accrued accounting services                                   6                -
     Accrued miscellaneous                                         4                -
                                                            --------         --------
                                                            $     55         $     49
                                                            ========         ========

     Accrued Real Estate Taxes consisted of:

     Current real estate taxes                              $     11         $      -
     Delinquent real estate taxes                                  -              312
                                                            --------         --------
                                                            $     11         $    312
                                                            ========         ========

(9) Primary Lender Credit Agreements, Notes Payable, Subordinated and Convertible Debentures Payable Credit agreements with the Company's primary lender and notes payable consisted of the following:

                                                          September 30,    December 31,
                                                              2006             2005
                                                              ----             ----
                                                                 ($ in thousands)
     Credit agreements - primary lender:
         (maturing June 1, 1997, bearing interest
         at prime plus 5%)                                  $    500         $    500
     Notes payable - $1,176,000
         bearing interest at prime plus 2%                     1,198            1,198
                                                            --------         --------
                                                            $  1,698         $  1,698
                                                            --------         --------
     Subordinated debentures payable:

         At 6-1/2% interest; due June 1, 1991                  1,034            1,034
         At 6% interest; due May 1, 1992                       8,025            8,025
                                                            --------         --------
                                                            $  9,059         $  9,059
                                                            --------         --------

                       PGI INCORPORATED AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (continued)


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
                                                             =======              =======

(10) Real Estate Sales and Other Income
     Real Estate Sales and Cost of Sales for the three and nine months ended September 30, 2006 and 2005 were as follows:


                                       Three Months Ended                            Nine Months Ended
                                       ------------------                            -----------------
                                        ($ in thousands)                              ($ in thousands)
                              September 30,          September 30,          September 30,          September 30,
                                  2006                   2005                   2006                   2005
                                  ----                   ----                   ----                   ----
Real Estate Sales                  $ -                    $ -                   $ 10                   $195
Cost of Sales                        -                      -                      -                     14

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

     Other income for the nine months ended September 30, 2006 and 2005 was $318,000 and $192,000, respectively. Other income for the three and nine months ended September 30, 2006 includes $312,000 as a result of the reversal of accrued real estate taxes from 1997 which had been in litigation with Citrus County, and has been finally concluded. During the nine months ended September 30, 2005, the Company foreclosed on ten lots in Citrus County and received proceeds of $134,000 for delinquent receivables.

(11) Income Taxes

     At December 31, 2005, the Company had an operating loss carryforward of approximately $38,000,000 to reduce future taxable income. These operating losses expire at various dates through 2025.

                            PGI INCORPORATED AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements (continued)

     The following summarizes the temporary differences of the Company at September 30, 2006 and December 31, 2005 at the current statutory rate:

                                                              September 30,    December 31,
                                                                  2006             2005
                                                                  ----             ----
                                                                     ($ in thousands)
     Deferred tax asset:
         Net operating loss carryforward                        $ 15,250         $ 14,729
         Adjustments to reduce land to net realizable value           12               12
         Expenses capitalized under IRC 263(a)                        56               56
         Valuation allowance                                     (15,146)         (14,625)
                                                                --------         --------
                                                                     172              172

     Deferred tax liability:
         Basis difference of land and improvement inventories        172              172
                                                                --------         --------
     Net deferred tax asset                                     $      -         $      -
                                                                ========         ========

                      PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis or Plan of Operation

Preliminary Note

     The Company's most valuable remaining asset is a parcel of 366 acres located in Hernando County, Florida. The Company also owns some minor parcels of real estate which are sites scattered throughout Charlotte County, Florida, but most of these are subject to easements which markedly reduce their value and/or consist of wetlands of indeterminable value. As of September 30, 2006, the Company also owns 8 single family lots, located in Citrus County, Florida.

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

Results of Operations

     Revenues for the first nine months of 2006 decreased by $29,000 to $388,000 from $417,000 for the comparable 2005 period primarily as a result of less real estate sales revenue of $185,000, offset by an increase in other income of $126,000 as further described below. Expenses for the nine month period ended September 30, 2006 increased by $273,000 when compared to the same period in 2005 primarily resulting from an increase in interest expense of $243,000. In addition, taxes and assessments increased during the first nine months of 2006 by $16,000 compared to the same period in 2005 as a result of a negative expense in 2005 due to the reversal of accrued taxes on lots for which foreclosure was completed in 2005 by sales for delinquent receivables. As a result, a net loss of $2,170,000 was incurred for the first nine months of 2006 compared to a net loss of $1,868,000 for the first nine months of 2005. After consideration of cumulative preferred dividends in arrears, totaling $480,000 for each of the nine months ended September 30, 2006 and 2005, a net loss per share of $(.50) and $(.44) was reported for the nine month periods ended September 30, 2006 and 2005, respectively. The total cumulative preferred dividends in arrears through September 30, 2006 is $7,315,000.

     Real Estate Sales and Cost of Sales consisted of:

                                       Three Months Ended                            Nine Months Ended
                                       ------------------                            -----------------
                                        ($ in thousands)                              $ in thousands)
                              September 30,          September 30,          September 30,          September 30,
                                  2006                   2005                   2006                   2005
                                  ----                   ----                   ----                   ----
Real Estate Sales                  $ -                   $  -                   $ 10                   $195
Cost of Sales                        -                      -                      -                     14

                      PGI INCORPORATED AND SUBSIDIARIES

     In the second quarter of 2006, the Company completed the sale of a small piece of land at the price of $10,000. This odd remnant of a lot was not carried for any value on the Company's books. There were no sales of real estate in the second or third quarters of 2005.

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

     Other income for the nine months ended September 30, 2006 and 2005 was $318,000 and $192,000, respectively. Other income for the three and nine months ended September 30, 2006 includes $312,000 which resulted from the reversal of accrued real estate taxes due to the ultimate conclusion of the lawsuit in Citrus County regarding the 1997 agricultural exemption status of the Company's undeveloped Sugarmill Woods property. The initial resolution of this lawsuit was reported in the Form 10-QSB filed by the Company on May 13, 2005. During the nine months ended September 30, 2005, the Company foreclosed on ten lots and received proceeds of $134,000 for delinquent contract receivables.

     As of September 30, 2006, the Company remained in default of its primary lender indebtedness with PGIP, LLC ("PGIP") of $500,000. PGIP holds restricted funds of the Company pursuant to an escrow agreement whereby funds may be disbursed (i) as requested by the Company and agreed to by PGIP, (ii) as deemed necessary and appropriate by PGIP, to protect PGIP's interest in the Retained Acreage (as hereinafter defined), including PGIP's right to receive principal and interest under the note agreement securing the remaining indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company. The restricted escrow funds held by PGIP at September 30, 2006 and December 31, 2005 were $5,000 and $255,000, respectively. With the approval of PGIP, the Company utilized $252,000 of the restricted escrow funds during the nine months ended September 30, 2006 to pay $32,000 in accrued interest to PGIP, $200,000 to invest in a short term note with an affiliate of L-PGI, the Company's preferred shareholder, Love Investment Company, and $20,000 for operating expenditures. The primary parcel of real estate owned by the Company, totaling 366 acres (the "Retained Acreage"), remains subject to the primary lender indebtedness.

     Cash used in operating activities for the nine months ended September 30, 2006 was $107,000 compared to cash provided by operating activities of $238,000 for the comparable 2005 period, primarily as a result of the sales of the unusual real estate parcels and the recovery of contracts receivable during the 2005 period, both as described above, which did not occur during the comparable period in 2006. Net cash provided by investing activities during the nine months ended September 30, 2006 was from proceeds of restricted cash in the amount of $252,000. Net cash used in investing activities during the nine months ended September 30, 2006 consisted of a $273,000 investment in a short-term note with Love Investment Company, an affiliate of L-PGI, the Company's preferred shareholder, and $15,000 in real estate development expenditures.

                       PGI INCORPORATED AND SUBSIDIARIES

Analysis of Financial Condition

     Total assets decreased by $66,000 at September 30, 2006 compared to total assets at December 31, 2005, reflecting the following changes:

                                                       September 30,        December 31,        Increase
                                                           2006                 2005           (Decrease)
                                                           ----                 ----           ----------
                                                                          ($ in thousands)
     Cash and cash equivalents                           $      4             $    147          $   (143)
     Restricted cash                                            5                  255              (250)
     Receivables                                              934                  633               301
     Land and improvement inventories                         642                  637                 5
     Other assets                                             199                  178                21
                                                         --------             --------          --------
                                                         $  1,784             $  1,850          $    (66)
                                                         ========             ========          ========

     Liabilities were approximately $41.8 million at September 30, 2006 compared to approximately $39.7 million at December 31, 2005, reflecting the following changes:

                                                       September 30,        December 31,        Increase
                                                           2006                 2005           (Decrease)
                                                           ----                 ----           ----------
                                                                          ($ in thousands)
     Accounts payable & accrued expenses                 $     55             $     49          $      6
     Accrued real estate taxes                                 11                  312              (301)
     Accrued interest                                      29,487               27,088             2,399
     Credit agreements - primary lender                       500                  500                 -
     Notes                                                  1,198                1,198                 -
     Convertible subordinated
         debentures payable                                 9,059                9,059                 -
     Convertible debentures payable                         1,500                1,500                 -
                                                         --------             --------          --------
                                                         $ 41,810             $ 39,706          $  2,104
                                                         ========             ========          ========

         The Company remains totally dependent upon the sale of its parcels of property to fund its operations and debt service requirements.

                      PGI INCORPORATED AND SUBSIDIARIES

     The Company remains in default of the entire principal amount plus interest,(including certain sinking fund and interest payments with respect to its subordinated debentures) on its subordinated and convertible debentures and notes payable, as well as its primary lender indebtedness with PGIP. The amounts due are as indicated in the following table:

                                                                    September 30, 2006
                                                                    ------------------
                                                               Principal         Accrued
                                                               Amount Due        Interest
                                                               ----------        --------
                                                                     ($ in thousands)
     Subordinated debentures:
     ------------------------
     At 6 1/2%, due June 1, 1991                                $  1,034         $  1,166
     At 6%, due May 1, 1992                                        8,025           11,684
                                                                --------         --------
                                                                $  9,059         $ 12,850
                                                                ========         ========

     Collateralized convertible debentures:
     --------------------------------------
     At 14%, due July 8, 1997                                   $  1,500         $ 14,198
                                                                ========         ========

     Notes Payable:
     --------------
     At prime plus 2%                                           $  1,176         $  2,417
     on-interest bearing                                              22                -
                                                                --------         --------
                                                                $  1,198         $  2,417
                                                                ========         ========

     Primary Lender:                                            $    500         $     22
     ---------------                                            ========         ========

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

                      PGI INCORPORATED AND SUBSIDIARIES


Item 3. Controls and Procedures

     The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on this evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2006. There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                      PGI INCORPORATED AND SUBSIDIARIES

PART II  OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is a party to routine legal proceedings incidental to the normal operation of its business. The Company does not believe that the resolution of any such proceedings individually, or collectively, will have a material effect on its financial position.

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

                              PGI INCORPORATED
                              ----------------
                                (Registrant)

Date: November 14, 2006                     /s/ Laurence A. Schiffer
      ---------------------                 -----------------------------------
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