Form 10KSB
period 2006-12-31
PGI INC
filed 2007-03-30
CIK 81157

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-KSB

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended               December 31, 2006
                               ----------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                   -----------------  -----------------

     Commission file number                      1-6471
                           --------------------------------------------------

                           PGI INCORPORATED
-------------------------------------------------------------------------------
                  (Name of small business issuer in its charter)

               Florida                                 59-0867335
-------------------------------------------------------------------------------
   (State or other jurisdiction of              (IRS Employer Ident. No.)
    incorporation or organization)

212 S. Central, Suite 100           St. Louis, Missouri               63105
-------------------------------------------------------------------------------
        (Address of principal executive offices)                   (Zip Code)

Issuer's Telephone Number, including area code:       (314)512-8650
                                               ---------------------------

Securities registered pursuant to Section 12 (b) of the Exchange Act:  None

Securities registered pursuant to Section 12 (g) of the Exchange Act:

Common Stock, Par Value $.10 per share
6% Convertible Subordinated Debentures due 1992
6.5% Convertible Subordinated Debentures due 1991

         Check whether the issuer is not required to file reports pursuant to
Section 13 or 15 (d) of the Exchange Act. [ ]

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        X    Yes            No
                     -------        -------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.(x)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                             Yes       X    No
                     -------        -------

         State the issuer's revenues for its most recent fiscal year: $420,000.
                                                                      --------
         The aggregate market value of voting stock held by non-affiliates of the registrant cannot be determined. See Item 5 of Form 10-KSB.

         State the number of shares outstanding of each of the Issuer's classes of common equity as of the last practicable date:

         As of March 30, 2007, 5,317,758 shares of Common Stock, par value
         -----------------------------------------------------------------
$.10 per share were outstanding.
-------------------------------

                           PGI INCORPORATED AND SUBSIDIARIES
                                  FORM 10 - KSB - 2006
                          Contents and Cross Reference Index

Part   Item                                                                     Form 10-KSB
No.    No.      Description                                                       Page No.
---    ---      -----------                                                       --------

I      1        Description of Business
                    General...........................................................3
                    Recent Developments...............................................3

       2        Description of Property...............................................4

       3        Legal Proceedings.....................................................4

       4        Submission of Matters to a Vote of Security Holders...................4

II     5        Market for Common Equity, Related Stockholder Matters and Small
                    Business Issuer Purchases of Equity Securities....................5

       6        Management's Discussion and Analysis or Plan of Operation.............5

       7        Financial Statements.................................................12

       8        Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure..............................29

       8A       Controls and Procedures..............................................29

       8B       Other Information ...................................................29

III    9        Directors, Executive Officers, Promoters, Control Persons,
                    and Corporate Governance:
                  Compliance with Section 16(a) of the Exchange Act..................30

       10       Executive Compensation...............................................31

       11       Security Ownership of Certain Beneficial Owners and
                    Management and Related Stockholder Matters.......................31

       12       Certain Relationships and Related Transactions, and Director
                    Independence.....................................................32

       13       Exhibits.............................................................35

       14       Principal Accountant Fees and Services...............................35

Signatures...........................................................................36

Exhibit Index........................................................................37

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

         Presently, the most valuable remaining asset of the Company is a parcel of 366 acres located in Hernando County, Florida. The Company also owns a number of scattered sites in Charlotte County, Florida (the "Charlotte Property"), but most of these sites are subject to easements which markedly reduce their value and/or consist of wetlands of indeterminate value. As of December 31, 2006, the Company also owned eight single family lots, located in Citrus County, Florida.

         As of December 31, 2006, the Company had no employees, and all services provided to the Company are through contract services.

RECENT DEVELOPMENTS
         The principal remaining real property asset of the Company is a 366 acre undeveloped parcel in Hernando County, Florida, which property is encumbered by secured creditor claims. An appraisal dated April 2, 2002 was performed by the appraisal firm Gillis and Associates, and they reached a conclusion that the value of this property was $8,000 per acre, and hence $2,928,000 for the entire parcel.

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

Item 2.     Description of Property
-------     -----------------------

         The primary asset of the Company is a 366 acre tract of vacant land in Hernando County, Florida. The present zoning, and hence the presently proposed use of this parcel, is for single family residential lot development. Several factors suggest that this originally planned use may be inappropriate and/or not the best use given present circumstances.

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

         Other vacant parcels, which could be competitive, do exist in the immediate area, most of which do not suffer the same planning constraint concerning the possible extension of the Suncoast Expressway.

         The property is encumbered by mortgages granted by the Company in connection with the primary lender debt of $539,000 in principal and accrued interest and the convertible debentures held by Love 1989 Florida Partners, L.P. ("Love-1989") which total $8,696,000 in principal and accrued interest at December 31, 2006. The primary lender debt and convertible debentures are past due (See Notes 7 and 9 to the Consolidated Financial Statements under Item 7).

         The Company also owns a number of scattered sites in Charlotte County. Substantially all such holdings, however, consist of property that is subject to development restrictions occasioned by being seriously impacted by wetlands. The potential purchaser market for such properties is extremely limited. The Company also owns eight single family lots in Citrus County, Florida. The Company continues its efforts to dispose of all of its real estate.

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

         A shareholders meeting was not held during the fiscal year ended December 31, 2006.

                                    PART II

Item 5.     Market for Common Equity, Related Stockholder Matters and
-------     ---------------------------------------------------------
            Small Business Issuer Purchases of Equity Securities.
            -----------------------------------------------------

         There is no public trading market for the Company's common equity securities. There have been no reported transactions in the Company's common stock, par value $.10 (the "Common Stock"), since January 29, 1991, with the exception of the odd lot tender offer by PGIP, LLC, an affiliate of the Company, ("PGIP") in 2003 described previously in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2004. No dividends have ever been paid on the Common Stock, and payment of dividends is restricted under the terms of the two indentures pursuant to which the Company's outstanding debentures are issued. As of December 31, 2006 to the Company's knowledge, there were 605 holders of record of the Company's Common Stock and approximately 445 debenture holders.

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

         The cumulative amount due for these two issues is as follows:

                                                              12/31/2006
                                                       Principal       Unpaid
                                                       Amount Due     Interest
                                                       ----------     --------
                                                           ($ in thousands)

         Subordinated debentures due June 1, 1991       $ 1,034       $  1,184
         Subordinated debentures due May 1, 1992          8,025         11,923
                                                        -------       --------
                                                        $ 9,059       $ 13,107
                                                        =======       ========

         Both issues have been in payment default for approximately fifteen years, and there has been little contact with or on behalf of the bondholders over the past several years. It is unclear whether any action on behalf of the bondholders is presently likely, given the negative net worth of the Company and continuing passage of time. Further, the Company believes that at least a portion of such claims might be barred under the applicable statutes of limitations.

         If such claims are barred, it is possible that the Company would potentially have to record net income in like amount, without the receipt of any cash, and could potentially incur a large tax liability. Any such potential tax liability might be averted and/or mitigated, however, by the utilization of the Company's tax loss carryforwards, which as of December 31, 2006 totaled approximately $41,000,000.

Item 6.    Management's Discussion and Analysis or Plan of Operation (continued)
------     --------------------------------------------------------------------



         Even if claims by the subordinated convertible debenture holders are barred in full and there is no cash tax consequence to the Company as a result of the utilization of the tax loss carry forwards, the Company would nonetheless have a substantial Stockholder Deficiency.

         Similar defenses would not appear to apply to other creditors of the Company, and the credit agreements with the Company's primary lender, PGIP, and with the holder of its secured Convertible Debentures are secured by mortgages and security interests in assets of the Company.

         Therefore, the Company's major effort and activities have been, and continue to be, to liquidate assets of the Company to pay the ordinary on-going costs of operation of the Company, with any large surplus expected to be used to reduce the balance due to its primary lender (or to the holder of the secured Convertible Debentures, as required should the asset sale include their collateral).

         The Company attempts to realize full market value for each such asset, which may be at substantial variance from its present carrying value. However, the major assets of the Company that remain are both difficult to value and difficult to sell. Certain of these assets may be of so little value and marketability that the Company may elect not to pay the real estate taxes on selected parcels, which may eventually result in a defacto liquidation of such property by subjecting such property to a tax sale.

         Generally, the Company intends to continue to seek the liquidation of assets and to use the proceeds to fund the normal cost of operations of the Company and/or to satisfy the requirements of the Company's secured creditors.

Item 6.    Management's Discussion and Analysis or Plan of Operation (continued)
------     --------------------------------------------------------------------

RESULTS OF OPERATIONS
Revenues
--------

         Revenues for the year ended December 31, 2006 decreased by $47,000 to $420,000 compared to revenues of $467,000 for the year ended December 31, 2005 primarily reflecting decreased real estate sales revenue of $205,000, offset by an increase in other income of $130,000. The other income in 2006 includes $312,000 as a result of the reversal of accrued real estate taxes from 1997, which had been in litigation with Citrus County, and has been finally concluded. Other income in 2005 includes primarily proceeds of $154,000 for delinquent receivables received by the Company from the foreclosure on ten lots. The Company did not receive proceeds from lot foreclosures in 2006. In addition, interest income increased by $28,000 during 2006, primarily due to an increase of $40,000 of interest earned from the Company's investment in short term notes with an affiliate of the Company. The net loss was $3,038,000 ($.69 per share) for 2006 compared to a net loss of $2,637,000 ($.62 per share) for 2005. Included in the 2006 and 2005 earnings per share computation is $640,000 ($.12 per share of Common Stock) of annual cumulative preferred stock dividends in arrears.

Costs and Expenses
------------------

         Expenses for the years 2006 and 2005 were:
                                                2006             2005
                                                ----             ----

         Cost of Real Estate Sales          $       -        $  24,000
         Taxes and Assessments                 21,000           11,000
         Consulting and Accounting             41,000           41,000
         Legal and Professional                46,000           21,000
         General and Administrative            65,000           50,000

         Costs of Real Estate Sales decreased by $24,000 in 2006 as a result of only one sale of a small parcel of real estate during 2006, which was carried at no value on the Company's books. Taxes and assessments increased by $10,000 in 2006 as a result of the 2005 reversal of accrued taxes on lots for which foreclosure was completed in 2005 by sale for delinquent receivables. Legal and professional expenses increased by $25,000 in 2006 due to expenses incurred for a hotel market study and other consulting services. General and Administrative expenses increased by $15,000 as a result of increased audit fees and additional records storage expense due to removal of storage contents.

Interest expense for the two years ended December 31, 2006 and 2005 was:

                                                2006             2005
                                                ----             ----
                                                  ($ in thousands)
         Interest Expense                   $   3,285        $   2,957

         Interest expense in 2006 increased by $328,000 compared to 2005 as a result of (i) interest accruing on past due balances which increase at various intervals throughout the year for accrued but unpaid interest, and (ii) an increase in interest rates during 2006.

Item 6.    Management's Discussion and Analysis or Plan of Operation (continued)
------     --------------------------------------------------------------------

FINANCIAL CONDITION

         Total assets decreased at December 31, 2006 compared to total assets at December 31, 2005 reflecting the following changes:

                                                                 Increase
                                 2006              2005         (Decrease)
                                 ----              ----          --------
                                    ($ in thousands)
Cash and Cash Equivalents      $       3        $     147        $    (144)
Restricted Cash                        5              255             (250)
Receivables                          926              633              293
Land and Improvement                 641              637                4
Other Assets                         199              178               21
                               ---------        ---------        ---------
                               $   1,774        $   1,850        $     (76)
                               =========        =========        =========

         Cash decreased by $144,000 to $3,000 at December 31, 2006 compared to $147,000 at December 31, 2005. Net cash used in operations was $107,000 for the year ended December 31, 2006 compared to net cash provided by operations of $212,000 for the year ended December 31, 2005. Net cash used in operations consists of cash received from operations less cash expended for operations.

         Cash received from operations during 2006 was $78,000, a $384,000 decrease from cash received during 2005 of $462,000.

         Cash expended for operations decreased by $65,000 to $185,000 during 2006 from $250,000 in 2005, reflecting decreases in real estate sales ($24,000), interest payments ($24,000), taxes and assessments ($62,000), and consulting and accounting ($1,000), while being offset by an increase in legal and professional ($31,000), and general and administrative ($15,000).

         During 2006, investing activities utilized $37,000 of cash, which consisted of a $273,000 investment in a short-term note with Love Investment Company ("LIC"), an affiliate of Love-PGI Partners, L.P. ("L-PGI"), the Company's preferred shareholder, and $16,000 in expenditures relating to purchases of inventory and deferred expenditures, which was offset by the receipt of $252,000 from the release of restricted cash. The $273,000 short-term note with Love Investment Company is the primary reason for the increase of $293,000 in the Company's receivables as of December 31, 2006 from December 31, 2005.

         During 2005, $266,000 of cash was used by the Company in investing activities which included a $ 260,000 investment in a short term note with LIC, and $6,000 in purchases of inventory and deferred expenditures.

Item 6.    Management's Discussion and Analysis or Plan of Operation (continued)
------     --------------------------------------------------------------------

         Liabilities were approximately $42,700,000 at December 31, 2006 compared to approximately $39,700,000 at December 31, 2005, reflecting the following changes:

                                                                               Increase
                                              2006             2005           (Decrease)
                                              ----             ----           ----------
                                                 ($ in thousands)
Accounts payable and accrued expenses       $      52        $      49        $       3
Accrued real estate taxes                          18              312             (294)
Accrued interest                               30,341           27,088            3,253
Credit agreements - primary
  lender                                          500              500                -
Notes payable                                   1,198            1,198                -

Convertible subordinated
  debentures payable                            9,059            9,059                -
Convertible debentures payable                  1,500            1,500                -
                                            ---------        ---------        ---------
                                            $  42,668        $  39,706        $   2,962
                                            =========        =========        =========

         The $3,253,000 increase in accrued interest at December 31, 2006 compared to year-end 2005 reflects changes in the following:

                                                                              Increase
                                               2006            2005          (Decrease)
                                               ----            ----          ----------
                                                 ($ in thousands)
Primary Lender                              $      39        $       5        $      34
Debentures                                     27,854           24,752            3,102
Other                                           2,448            2,331              117
                                            ---------        ---------        ---------
                                            $  30,341        $  27,088        $   3,253
                                            =========        =========        =========

         The accrued interest relating to debentures increased due to the nonpayment of previously accrued interest on the Company's debentures (see Notes 8 and 9 to the consolidated financial statements under Item 7).

         The Company's accumulated capital deficiency increased to $40,894,000 at December 31, 2006 from a $37,856,000 accumulated capital deficiency at December 31, 2005, reflecting the 2006 operating loss of $3,038,000.

New Accounting Standards
------------------------

         In September 2006 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" effective as of the end of the fiscal year ending after June 15, 2007. The Company does not expect this statement to have a material impact on the results of operations or financial position.

         In September 2006 the FASB issued SFAS 157 "Fair Value Measurements" effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. The Company does not expect this statement to have a material impact on the results of operations or financial position.

         In June 2006 the FASB issued FIN 48 "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109" effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of this statement on the results of operations or financial position.

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140". SFAS No. 156 will become effective for fiscal years beginning after September 15, 2006. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability at fair value, if possible, each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain conditions. Management has determined that the implementation of SFAS No. 156 will not have an effect on the Company's financial statements.

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

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" effective for nonmonetary asset exchanges occurring in the fiscal year beginning January 1, 2006. SFAS No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. Management has determined that the implementation of SFAS No. 153 will not have an effect on the Company's financial statements.

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

Item 7.     Financial Statements
-------     --------------------
            Report of Independent Registered Public Accounting Firm
            -------------------------------------------------------

Board of Directors and Stockholders
PGI, Incorporated
St. Louis, Missouri

We have audited the accompanying consolidated statements of financial position of PGI Incorporated and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PGI Incorporated and Subsidiaries at December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has a significant accumulated deficit, and is in default on its primary debt (Note 7), certain sinking fund and interest payments on its convertible subordinated debentures (Note 8) and its convertible debentures (Note 9). These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                            /s/ BKD, LLP

St. Louis, Missouri
March 26, 2007

                                      PGI INCORPORATED AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                          December 31, 2006 and 2005

                                      ASSETS                                                  LIABILITIES
                                      ======                                                  ===========
                                  2006         2005                                           2006          2005
                                  ----         ----                                           ----          ----

Cash and cash equivalents       $3,000     $147,000     Accounts payable and
                                                        accrued expenses (Note 6)          $52,000       $49,000

Restricted cash (Note 3)         5,000      255,000
                                                        Accrued real estate
                                                        taxes (Note 6)                      18,000       312,000
Receivables on real
estate sales- net                    -        1,000


Other receivables (Note 14)    926,000      632,000     Accrued Interest:
                                                        Primary Lender                      39,000         5,000
Land and improvement
inventories (Note 4)           641,000      637,000     Debentures (Notes 8 & 9)        27,854,000    24,752,000

                                                        Other (Note 8)                   2,448,000     2,331,000

Other assets (Note 5)          199,000      178,000     Credit Agreements (Note 7)
                                                        Primary Lender                     500,000       500,000
                                                        Notes payable                    1,198,000     1,198,000
                                                        Subordinated convertible
                                                        debentures payable
                                                        (Note 8)                         9,059,000     9,059,000

                                                        Convertible debentures
1,500,000
                                                                                       -----------
                                                                                       -----------   -----------

                                                        Commitments and
                                                        Contingencies (Note 13)         42,668,000    39,706,000
                                                                                       -----------   -----------
                                                        STOCKHOLDERS' DEFICIENCY
                                                        ------------------------
                                                        Preferred stock, par value
                                                        $1.00 per share; authorized
                                                        5,000,000 shares; 2,000,000
                                                        Class A cumulative
                                                        convertible Shares issued
                                                        and outstanding; (liquidation
                                                        preference of $8,000,000 and
                                                        cumulative dividends)
                                                        (Note 11)                        2,000,000     2,000,000

                                                        Common stock, par value $.10
                                                        per share; authorized
                                                        25,000,000 shares; 5,317,758
                                                        shares issued and outstanding
                                                        (Note 11)                          532,000       532,000
                                                        Paid-in capital                 13,498,000    13,498,000

                                                        Accumulated deficit            (56,924,000)  (53,886,000)
                                                                                       -----------   -----------

                                                                                       (40,894,000)  (37,856,000)
                           -----------   ----------                                    -----------   -----------
                           $ 1,774,000   $1,850,000                                     $1,774,000    $1,850,000
                           ===========   ==========                                    ===========   ===========

                          See accompanying notes to consolidated financial statements

                          PGI INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        Years ended December 31, 2006 and 2005

                                                  2006                       2005
                                                  ----                       ----
Revenues:
         Real estate sales (Note 2)           $     10,000               $    215,000
         Interest income                            83,000                     55,000
         Other income (Note 2)                     327,000                    197,000
                                              ------------               ------------
                                                   420,000                    467,000
                                              ------------               ------------

Costs and expenses:
         Cost of real estate sales (Note 2)              -                     24,000
         Interest                                3,285,000                  2,957,000
         Taxes and assessments                      21,000                     11,000
         Consulting and accounting                  41,000                     41,000
         Legal and professional                     46,000                     21,000
         General and administrative                 65,000                     50,000
                                              ------------               ------------
                                                 3,458,000                  3,104,000
                                              ------------               ------------

Net (Loss)                                    $ (3,038,000)              $ (2,637,000)
                                              ============               ============

(Loss) Per Share Available to Common
  Stockholders - Basic and Diluted (Note 16)  $       (.69)              $       (.62)
                                              ============               ============

            See accompanying notes to consolidated financial statements.

                                   PGI INCORPORATED AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                Years ended December 31, 2006 and 2005

                                                                             2006              2005
                                                                             ----              ----
Cash flows from operating activities:

Cash received from operations:
      Collections from real estate sales and receivables on such sales   $     10,000      $    215,000
      Interest received                                                        53,000            43,000
      Other operating receipts                                                 15,000           204,000
                                                                         ------------      ------------
                                                                               78,000           462,000
                                                                         ------------      ------------

Cash expended for operations:
      Payments for real estate sales                                                -            24,000
      Interest paid                                                            32,000            56,000
      Taxes and assessments                                                     1,000            63,000
      Consulting and accounting                                                39,000            40,000
      Legal and professional                                                   49,000            18,000
      General and administrative                                               64,000            49,000
                                                                         ------------      ------------
                                                                              185,000           250,000
                                                                         ------------      ------------

      Net cash flow provided by (used in) operating activities               (107,000)          212,000
                                                                         ------------      ------------

Cash flows from investing activities:
      Investment in notes receivables                                        (273,000)         (260,000)
      Purchases of inventory and deferred expenditures                        (16,000)           (6,000)
      Proceeds from release of restricted cash                                252,000                 -
                                                                         ------------      ------------
Net cash flow (used in) investing activities                                  (37,000)         (266,000)
                                                                         ------------      ------------


Net decrease in cash and cash equivalents                                    (144,000)          (54,000)

Cash and cash equivalents at beginning of year                                147,000           201,000
                                                                         ------------      ------------
Cash and cash equivalents at end of year                                 $      3,000      $    147,000
                                                                         ============      ============

Non-cash investing and financing activities:
      Interest earned on restricted cash                                 $      2,000      $      3,000
                                                                         ------------      ------------

                   See accompanying notes to consolidated financial statements.

                                    PGI INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 Years ended December 31, 2006 and 2005

                                                                           2006                2005
                                                                           ----                ----
Reconciliation of net (loss) to net cash provided by (used in)
      operating activities:

Net (loss)                                                             $ (3,038,000)       $ (2,637,000)

Adjustments to reconcile net (loss) to net cash provided by (used in)
      operating activities:
         Earnings capitalized into restricted cash                           (2,000)             (3,000)

(Increase) decrease in assets:
      Other receivables                                                     (19,000)             (5,000)
      Land and improvement inventories-net                                        -               3,000
      Prepaid expenses and deposits                                          (9,000)              6,000
Increase (decrease) in liabilities:
      Accounts payable and accrued expenses                                   2,000                   -
      Accrued real estate taxes                                            (294,000)            (51,000)
      Deferred credits                                                                           (3,000)
      Accrued interest                                                    3,253,000           2,902,000
                                                                       ------------        ------------

Net cash flow provided by (used in) operating activities               $   (107,000)       $    212,000
                                                                       ============        ============

                     See accompanying notes to consolidated financial statements.

                                                 PGI INCORPORATED AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                               Years ended December 31, 2006 and 2005


                                          Preferred Stock                    Common Stock
                                          ---------------                    ------------                               Accumulated
                                      Shares         Par Value          Shares         Par Value     Paid-In Capital      Deficit
                                      ------         ---------          ------         ---------     ---------------      -------

Balances at 1/1/05                   2,000,000       $2,000,000        5,317,758      $   532,000      $13,498,000     $(51,249,000)

Net Loss                                     -                -                -                -                -       (2,637,000)
                                     ---------       ----------        ---------      -----------      -----------     ------------
Balances at 12/31/05                 2,000,000       $2,000,000        5,317,758      $   532,000      $13,498,000     $(53,886,000)

Net Loss                                     -                -                -                -                -       (3,038,000)
                                     ---------       ----------        ---------      -----------      -----------     ------------
Balances at 12/31/06                 2,000,000       $2,000,000        5,317,758      $   532,000      $13,498,000     $(56,924,000)
                                     =========       ==========        =========      ===========      ===========     ============

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

Revenue and Profit Recognition
------------------------------

Homesites
---------

         The Company adopted the installment method of profit recognition in accordance with Statement of Financial Accounting Standards No. 66 "Accounting for Sales of Real Estate".

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

Cash and Cash Equivalents
-------------------------

         For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                       PGI INCORPORATED AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)

New Accounting Standards
------------------------

         In September 2006 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" effective as of the end of the fiscal year ending after June 15, 2007. The Company does not expect this statement to have a material impact on the results of operations or financial position.

         In September 2006 the FASB issued SFAS 157 "Fair Value Measurements" effective for fiscal year beginning after November 15, 2007, and all interim periods within those fiscal years. The Company does not expect this statement to have a material impact on the results of operations for financial position.

         In June 2006 the FASB issued FIN 48 "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109" effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of this statement on the results of operations or financial position.

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140". SFAS No. 156 will become effective for fiscal years beginning after September 15, 2006. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability at fair value, if possible, each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain conditions. Management has determined that the implementation of SFAS No. 156 will not have an effect on the Company's financial statements.

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

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" effective for nonmonetary asset exchanges occurring in the fiscal year beginning January 1, 2006. SFAS No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. Management has determined that the implementation of SFAS No. 153 will not have an effect on the Company's financial statements.

                       PGI INCORPORATED AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)


2.       Real Estate Sales and Other Income:
         -----------------------------------

Real estate sales and cost of sales consisted of:

                                             2006              2005
                                             ----              ----

         Homesite/acreage sales            $  10,000        $  215,000
         Cost of Sales                             -            24,000
                                           ---------        ----------
         Gross Profit Margin               $  10,000        $  191,000
                                           =========        ==========

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

         Other income for the years 2006 and 2005 was $327,000 and $197,000, respectively. The other income for 2006 includes $312,000 which resulted from the reversal of accrued real estate taxes due to the ultimate conclusion of the lawsuit in Citrus County regarding the 1997 agricultural exemption status of the Company's undeveloped Sugarmill Woods property. In 2005, the Company foreclosed on ten lots and received proceeds of $154,000 for delinquent receivables.

                       PGI INCORPORATED AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)


3.       Restricted Cash:
         ----------------

         Restricted cash includes restricted proceeds held by PGIP,LLC ("PGIP"), the Primary Lender, as collateral for debt repayment. (See Note 14)

         The restricted escrow funds at December 31, 2006 and December 31, 2005 was $5,000 and $255,000 respectively. The Company utilized $220,000 of the primary lender restricted escrow in 2006 to invest in a short-term note with an affiliate of L-PGI, the Company's preferred shareholder, Love Investment Company, and utilized $32,000 for interest payments to PGIP on the primary lender debt. Interest earned on the restricted cash in 2006 was $2,000.

4.       Land and Improvements:
         ----------------------
         Land and improvement inventories consisted of:

                                                   2006             2005
                                                   ----             ----
                  Unimproved land               $  625,000       $  621,000
                  Fully improved land               16,000           16,000
                                                ----------       ----------
                                                $  641,000       $  637,000
                                                ==========       ==========

5.       Other Assets:
         -------------
         Other assets consisted of:

                                                   2006             2005
                                                   ----             ----
                  Deposit with Trustee of
                    6 1/2% debentures           $  172,000       $  165,000
                  Prepaid Expenses                   5,000            3,000
                  Deferred Charges                  22,000           10,000
                                                ----------       ----------
                                                $  199,000       $  178,000
                                                ==========       ==========

6.       Accounts Payable and Accrued Expenses:
         --------------------------------------
         Accounts payable and accrued expenses consisted of:

                                                   2006             2005
                                                   ----             ----
                  Accounts payable              $   12,000       $   12,000
                  Accrued audit/tax expense         32,000           31,000
                  Accrued consulting fees            2,000            6,000
                  Accrued accounting services        5,000                -
                  Accrued miscellaneous              1,000                -
                                                ----------       ----------
                                                $   52,000       $   49,000
                                                ==========       ==========

         Accrued Real Estate Taxes:
         --------------------------
         Accrued real estate taxes consisted of:
                  Current                       $   18,000       $        -
                  Delinquent                             -          312,000
                                                ----------       ----------
                                                $   18,000       $  312,000
                                                ==========       ==========

                       PGI INCORPORATED AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)

7.       Credit Agreements - Primary Lender and Notes Payable:
         -----------------------------------------------------
         Credit agreements with the Company's primary lender and notes payable consisted of the following:
                                                     2006           2005
                                                     ----           ----
         Credit agreements - primary lender
         (Balance is past due, bearing
         interest at prime plus 5.0%):            $  500,000     $  500,000

         Notes payable -
            $1,176,000 bearing interest at prime
            rate plus 2%, the remainder bearing
            interest at 12%, all past due          1,198,000      1,198,000
                                                  ----------     ----------
                                                  $1,698,000     $1,698,000
                                                  ==========     ==========

The prime rate at December 31, 2006 and 2005 was 8.25% and 7.25% respectively.

         At December 31, 2006 assets collateralizing the Company's credit agreements with its primary lender totaled $646,000, of which $5,000 represented escrow held by the primary lender, and $641,000 represented land and improvement inventories.

         The overall weighted average interest rate for the Company's credit agreements with its primary lender and all remaining notes and mortgages was approximately 10.8% as of December 31, 2006 and 9% as of December 31, 2005.

         Although substantially all of the Company's real and personal property including all of the stock of the Company's wholly-owned subsidiaries remains pledged as collateral, the Company negotiated agreements with its mortgage holders to allow the Company to sell part of its land holdings without requiring full payment of the secured debt.

         Accrued interest on other notes payable was $2,448,000 and $2,331,000 at December 31, 2006 and 2005, respectively.

         All of the primary lender debt and notes payable are past due.

8.       Subordinated Convertible Debentures Payable:
         --------------------------------------------
         Subordinated debentures payable consisted of:

                                                     2006           2005
                                                     ----           ----
                  6 1/2%, due June 1991           $1,034,000     $1,034,000
                  6%, due May 1992                 8,025,000      8,025,000
                                                  ----------     ----------
                                                  $9,059,000     $9,059,000
                                                  ==========     ==========

         Since issuance, $650,000 and $152,000 of the 6 1/2% and 6% debentures, respectively, have been converted into common stock; however, this conversion feature is no longer in effect.

                       PGI INCORPORATED AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)

         The Company is in default of certain sinking fund and interest payments on both subordinated debentures totaling $9,059,000 in principal plus accrued and unpaid interest of $13,106,000 at December 31, 2006 and $12,093,000 as of December 31, 2005.

         The debentures are not collateralized and are not subordinated to each other, but are subordinated to senior indebtedness ($3,198,000 at December 31, 2006). Payment of dividends on the Company's common stock is restricted under the terms of the two indentures pursuant to which the outstanding debentures are issued.

         In order to meet liquidity needs for future periods, the Company has been and intends to continue to actively seek buyers for the remaining portion of the underdeveloped acreage, when appropriate.

         No assurances can be made that the Company can achieve this objective.

9.       Convertible Debentures Payable:
         -------------------------------

         In July and September 1989, the Company sold $1,282,000 and $1,000,000 respectively, of convertible debentures to a partnership affiliated with the Company's preferred shareholder. In connection with the July 1992 Secured Lender Transaction in partial consideration for the conveyance of 366 acres of property, the principal amount due to convertible debenture holders was reduced by $782,000 and accrued interest thereon was reduced by $389,000 leaving a balance of $1,500,000. The maturity date on all the remaining debentures was extended to July 8, 1997 so that the debentures are in default. The past due debentures accrue interest at 14% compounded quarterly. The Company's primary lender credit agreements, however, prohibit the payment of interest until such time as the primary lender loans are repaid. At maturity the Convertible Debentures purchased on July 24, 1989, were convertible into 868,788 common shares and those purchased on September 29, 1989, were convertible into 1,726,568 common shares, or a total of 2,595,356 shares of common stock at an initial conversion price of $1.72 per share. The conversion price may be adjusted upon the occurrence of certain events. The debentures held by Love-1989 Florida Partners, L.P., are secured by a second mortgage behind PGIP on the 366 acres retained by the Company and a security interest behind that held by PGIP in the restricted proceeds escrow.

         Accrued interest was $14,748,000 and $12,659,000 at December 31, 2006 and 2005 respectively.

                       PGI INCORPORATED AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)

10.      Income Taxes:
         -------------

         Reconciliation of the statutory federal income tax rates, 34% for the years ended December 31, 2006 and 2005, to the Company's effective income tax rates follows:

                                                2006                            2005
                                                ----                            ----
                                                        ($ in thousands)
                                                    Percent of                      Percent of
                                   Amount of tax   Pre-tax Loss    Amount of Tax   Pre-tax loss
                                   -------------   ------------    -------------   ------------

Expected tax (credit)               $   (1,033)          (34.0%)    $     (897)          (34.0%)
State income taxes, net of                (122)           (4.0%)          (105)           (4.0%)
  federal tax benefits
Increase in valuation allowance
                                         1,155            38.0%          1,002            38.0%
                                    ----------      ----------      ----------      ----------
                                    $        -               -      $        -               -
                                    ==========      ==========      ==========      ==========

         At December 31, 2006, the Company had an operating loss carryforward of approximately $41,000,000 which will expire at various dates through 2026.

                                                     2006           2005
                                                     ----           ----
                                                       ($ in thousands)
Deferred tax asset:
         Net operating loss carryover             $   15,884     $   14,729
         Adjustments to reduce land to net
            realizable value                              12             12
         Expenses capitalized under IRC 263(a)            56             56
         Valuation allowance                         (15,780)       (14,625)
                                                  ----------     ----------
                                                  $      172     $      172
Deferred tax liability:
         Basis difference of land and
            improvement inventories.              $      172     $      172
                                                  ----------     ----------

Net deferred tax asset                            $        -     $        -
                                                  ==========     ==========

                       PGI INCORPORATED AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)

11.      Capital Stock:
         --------------

         In March 1987, the Company sold, in a private placement 1,875,000 shares of its Class A cumulative convertible preferred stock to L-PGI for a purchase price of $7,500,000 cash ($4.00 per share). The Company also converted $500,000 of indebtedness owed to a corporation owned by the Company's former Chairman of the Board of Directors and members of his family into 125,000 shares of the cumulative convertible preferred stock.

         The holders of the preferred stock are entitled to one vote per share and, except as provided by law, will vote as one class with the holders of the common stock. Class A preferred stockholders are also entitled to receive cumulative dividends at the annual rate of $.32 per share, an effective yield of 8%. Dividends accrued for an initial two year period and, at the expiration of this period, preferred stockholders had the option of receiving accumulated dividends, when and if declared by the Board of Directors, in cash (unless prohibited by law or contract) or common stock. At December 31, 2006 cumulative preferred dividends in arrears totaled $7,475,000 ($640,000 of which related to the year ended December 31, 2006). On May 15, 1997 preferred dividends accrued through April 25, 1995 totaling $4,260,433 were paid in the form of 2,000,203 shares of common stock.

         As of December 31, 2006, the preferred stock is callable or redeemable at the option of the Company at $4.00 per share plus accrued and unpaid dividends. In addition, the preferred stock will be entitled to preference of $4.00 per share plus accrued and unpaid dividends in the event of liquidation of the Company.

         At December 31, 2006 the Company had reserved 6,355,356 common shares for the conversion of preferred stock and debentures.

12.      Quarterly Results:
         ------------------

         There were no significant transactions in the fourth quarter of 2006.

                       PGI INCORPORATED AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)

13.      Commitments and Contingencies:
         ------------------------------

         The Company is a party to various legal proceedings incidental to the normal operation of its business. The Company does not believe that the resolution of any such proceedings, individually, or collectively, will have a material effect on its financial position.

14.      Related Party Transactions:
         ---------------------------

         As of December 31, 2006 the Company was in default of its primary credit agreements with PGIP, its Primary Lender.

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

         In addition, the Company receives office space, telephone service and computer service from LREC. A fee of $2,800 per month was accrued in 2006 and 2005. The Company made payments of $28,000 and $33,600 to LREC in 2006 and 2005 respectively for accounting service fees. As of December 31, 2006 there was $5,600 in accrued accounting service fees.

                       PGI INCORPORATED AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)

         Effective March 25, 1987, the Company entered into a Management Consulting Agreement with LREC. As a consultant to the Company and in addition to the above services, LREC provides other services including, but not limited to, strategic planning, marketing and financing as requested by the Company. In consideration for these consulting services, the Company pays LREC a quarterly consulting fee of one-tenth of one percent of the carrying value of the Company's assets, plus reasonable out-of-pocket expenses. As of December 31, 2006, the carrying value of the Company's assets was approximately $1,774,000. Consulting fees totaling $7,000 were accrued during 2006 and 2005, respectively. The Company made payments of $11,000 and $7,000 in 2006 and 2005, respectively for consulting fees. As of December 31, 2006 and 2005, a total of $2,000 and $6,000, respectively, of unpaid fees had accrued under this agreement.

         In 1985 a corporation owned by the former Chairman of the Board and his family made an uncollateralized loan to the Company, which at December 31, 2006 had an outstanding balance, including accrued interest, of $512,000. Interest accrued on this loan was $18,000 and $14,000 for the years 2006 and 2005, respectively.

         From time to time, the Company invests in short-term debt obligations of an affiliate of L-PGI, the Company's preferred shareholder, Love Investment Company. The balance of this receivable at December 31, 2006 and 2005 was $873,000 and $600,000, respectively. Interest on the loans was $72,000 and $32,000 for 2006 and 2005, respectively.

         In 2006 and 2005 the Company incurred expenses totaling $18,000 and $2,000, respectively, for the services of Hallmark Senior Housing, Inc., a related entity, to handle analysis of real estate owned and options available.

15.      Fair Value of Financial instruments:
         ------------------------------------

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

                       PGI INCORPORATED AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)

Accounts Payable:

         The carrying amount approximates fair value because of the short-term maturity of those debts. The estimated fair values of the Company's financial instruments are as follows:

                                      2006                          2005
                                      ----                          ----
                             Carrying        Fair          Carrying        Fair
                              Amount         Value          Amount         Value
                              ------         -----          ------         -----

Cash and Restricted Cash   $     8,000    $     8,000    $   402,000    $   402,000
Other Receivables              926,000        926,000        633,000        633,000
Accounts Payable                12,000         12,000         12,000         12,000
Debt                        12,257,000              -     12,257,000              -

16.      (Loss) Per Share:
         -----------------

         The following is a summary of the calculations used in computing basic and diluted (loss) per share:
                                             2006           2005
                                             ----           ----
Numerator:
Net (Loss)                                $(3,038,000)   $(2,637,000)
Preferred Dividends                          (640,000)      (640,000)
                                          -----------    -----------
(Loss) Available to
  Common Shareholders                     $(3,678,000)   $(3,277,000)
                                          ===========    ===========

Denominator:
BASIC
Weighted average amount of shares
         outstanding                        5,317,758      5,317,758
                                          ===========    ===========

DILUTED
Weighted average amount of shares
         outstanding                        5,317,758      5,317,758
Dilutive effect of assumed conversion
         of Preferred Stock                         -              -
                                          -----------    -----------
Dilutive common shares                      5,317,758      5,317,758
                                          ===========    ===========

(Loss) per share
         Basic                            $      (.69)   $      (.62)
         Diluted                                 (.69)          (.62)

Item 8.     Changes in and Disagreements with Accountants on Accounting and
-------     ---------------------------------------------------------------
            Financial Disclosure
            --------------------

         Not Applicable.

Item 8A.    Controls and Procedures
-------     -----------------------

         The Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) under the supervision and with the participation of the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") of the Company. Based on this evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of December 31, 2006. There have been no changes in the Company's internal control over financial reporting during the Company's fourth fiscal quarter ending December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.    Other Information
--------    -----------------

         Not Applicable

                                   PART III
                                   --------

Item 9.     Directors, Executive Officers, Promoters, Control Persons, and
-------     --------------------------------------------------------------
            Corporate Governances; Compliance with Section 16(a) of the
            -----------------------------------------------------------
            Exchange Act
            ------------

         The following information, regarding executive officers and directors of the Company, is as of March 25, 2007.

                                  Position with Company and Business Experience
Name and Age                      During the Last Five Years
------------                      ---------------------------------------------

Laurence A. Schiffer              Director of the Company since April 1987;
     (age 67)                     President, Chief Executive Officer and Chief
                                  Financial Officer of the Company since
                                  February 1994; Vice Chairman of the Board since May 1987; President and Chief
                                  Executive Officer of Love Real Estate
                                  Company and Love Investment Company since
                                  1973; Chairman of Heartland Bank and
                                  President of LSHC, the parent company of Heartland Bank since December 1985; Manager of PGIP since 1995; member of the Real
                                  Estate Board of Metropolitan St. Louis and the National Association of Real Estate
                                  Boards.

Andrew S. Love Jr.                Director and Chairman of the
     (age 63)                     Company's Board of Directors since
                                  May 1987; Secretary since February
                                  1994; Chairman of the Board of Love
                                  Real Estate Company and Secretary of
                                  Love Investment Company since 1973;
                                  Partner in St. Louis based law firm
                                  of Bryan, Cave, McPheeters &
                                  McRoberts until 1991; Director of
                                  Heartland Bank and Chairman of LSHC,
                                  the parent company of Heartland Bank
                                  since December 1985; Manager of PGIP
                                  since 1995.

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

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

         The Company was not furnished any Forms 3, 4 or 5, or any amendments thereto, during our most recent fiscal year. Accordingly, the Company is not aware of any officer, director or beneficial owner of more than 10 percent of the Company's registered securities that failed to file on a timely basis Forms 3, 4 and 5 required under Section 16(a) of the Securities Exchange Act of 1934, as amended, during fiscal year ended 2006.

Item 10.    Executive Compensation
--------    ----------------------

         The Company's Chief Executive Officer and Chief Financial Officer is Mr. Laurence A. Schiffer. Because of the Company's impaired financial condition, it does not compensate in any manner Mr. Schiffer or Mr. Love, the Company's only other executive officer, for the services they perform for the Company in that capacity. Management services are provided to the Company by LREC pursuant to that certain Management Consulting Agreement by and between the Company and LREC dated March 25, 1987 (the "Management Agreement"). Mr. Schiffer is an employee of, and receives an annual salary from LREC. Mr. Love receives only a nominal salary from LREC. Neither the Company nor LREC maintains records, which would allow either of them to attribute any portion of the remuneration Mr. Schiffer receives from LREC to the management services he performs for the Company. See Item 12. "Certain Relationships and Related Party Transactions, and Directors Independence" for additional information about the Management Agreement.

         Neither Mr. Schiffer nor Mr. Love received fees from any source directly attributable to their services as directors of the Company during 2006.

Item 11.    Security Ownership of Certain Beneficial Owners and Management and
--------    ------------------------------------------------------------------
            Related Stockholder Matters
            ---------------------------

         The table below provides certain information as of March 25, 2007 regarding the beneficial ownership of the Common Stock and the Class A cumulative convertible preferred stock (the "Preferred Stock") by each person known by the Company to be the beneficial owner of more than five percent of either the Common Stock or the Preferred Stock, each director of the Company (which persons are also the Company's only executive officers), and by virtue of the foregoing, the directors and executive officers of the Company as a group.

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

6. These shares are the same shares owned by L-PGI and PGIP, LLC (2,509). Mr. Love is an indirect owner of L-PGI and PGIP, LLC. See Footnote 5 above and Item 12. "Certain Relationships and Related Transactions, and Directors Independence" for more information.

7. These shares are the same shares owned by L-PGI and PGIP, LLC (2,509). Mr. Schiffer is an indirect owner of L-PGI and PGIP, LLC. See Footnote 5 above and Item 12. "Certain Relationships and Related Transactions, and Directors Independence" for more information.

8. These shares are the same shares reflected in Footnotes 5, 6 and 7. See Footnote 5 above and Item 12. "Certain Relationships and Related Transactions, and Directors Independence" for more information.

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

         Alfred M. Johns                    Andrew S. Love, Jr.
         One Woodland Drive                 212 So. Central, Suite 201
         Punta Gorda, FL 33950              St. Louis, MO 63105

         As of December 31, 2006, the Company did not have a compensation plan under which its equity securities may be issued.

Item 12.    Certain Relationships and Related Transactions, and
--------    ---------------------------------------------------
            Directors Independence
            ----------------------

         The Company's primary lender debt of $500,000 during and as of December 31, 2006, is with PGIP and is secured by substantially all of the Company's real estate. PGIP became the primary lender in March 1996, with the assignment by First Union, the Company's former primary bank lender, of all its right, title and interest in and to the loan documents. PGIP is 100% owned by LSHC. Messrs. Love and Schiffer own approximately 90% of all of the issued and outstanding voting stock of LSHC and serve as the directors and officers of LSHC. LSHC along with Messrs. Love and Schiffer are the managers of PGIP.

         As further security to the primary lender indebtedness with PGIP, a restricted proceeds escrow was established with the closing of the bulk acreage sale in May 1998. The escrow agreement permits funds to be paid (i) as requested by PGI and agreed to by PGIP, or (ii) as deemed necessary and appropriate by PGIP to protect its interest in the remaining real estate, including its right to receive principal and interest payments on the indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company. At December 31, 2006 and 2005, the restricted escrow balance was $5,000 and $255,000, respectively. The Company utilized $220,000 of the primary lender restricted escrow in 2006 to invest in a short-term note with an affiliate of L-PGI, the Company's preferred shareholder, Love Investment Company, and utilized

$32,000 for interest payments to PGIP on the primary lender debt. Interest earned on the restricted cash in 2006 was $2,000.

         The Company maintains its administration and accounting offices with the offices of LREC in St. Louis, Missouri. LREC, a Missouri Corporation, is an affiliate of L-PGI, and is located at 212 South Central Avenue, Suite 100, St. Louis, Missouri 63105. A fee of $2,800 per month was accrued in 2006 and 2005. The Company made payments of $28,000 and $33,600 to LREC in 2006 and 2005 respectively for accounting service fees. As of December 31, 2006 there was $5,600 in accrued accounting service fees.

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

         Effective as of March 25, 1987, the Company entered into the Management Agreement with LREC. As a consultant to the Company and in addition to the above services, LREC provides other services including, but not limited to, strategic planning, marketing, and financing as requested by the Company. In consideration for these consulting services, the Company pays LREC a quarterly consulting fee of one-tenth of one percent of the book value of the Company's assets, plus reasonable out-of-pocket expenses. As of December 31, 2006, the book value of the Company's assets was approximately $1.8 million. Consulting fees totaling $7,000 were accrued during 2006 and 2005, respectively. The Company made payments of $11,000 and $7,000 in 2006 and 2005, respectively for consulting fees. As of December 31, 2006 and 2005, a total of $2,000 and $6,000, respectively, of unpaid fees had accrued under the Management Agreement.

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

         In 1989, the Company sold an aggregate $2,282,451 principal amount of the Convertible Debentures ("Debentures") in a private placement to Love-1989. The general partner of Love-1989 is Love Investment Company, which is owned by Mr. Love, Love family members and trusts, the Estate of Martha Love Symington and Mr. Schiffer. The above purchase by Love-1989 of the Debentures was funded in part with a loan from L-PGI. Love-1989 repaid the debt to L-PGI in full, in part by transferring a portion of the Debentures held by Love-1989 to L-PGI. In July 1992, as partial consideration for the Company's conveyance of 350 acres of property to L-PGI, the Company retired $782,000 in principal amount of the Debentures held by L-PGI together with $389,000 in accrued interest. The maturity date on all of the remaining Debentures was extended to July 8, 1997. The Debentures are past due and in default.

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

         As of and during December 31, 2006, Love-1989 held $796,950 in principal amount of the Debentures with respect to which there was as of December 31, 2006 accrued and unpaid interest in the amount of $7,899,000. In 1990, $703,050 principal amount of the Debentures was transferred by Love-1989 to one of its (now former) limited partners. That former limited partner continues to hold such Debentures and as of December 31, 2006 there was accrued and unpaid interest with respect thereto in the amount of $6,849,000. Interest on the Debentures accrues at the rate of fourteen percent compounded quarterly, and no interest payments were made during December 31, 2006.

         In 1985, a corporation owned by Alfred M. Johns, the former Chairman of the Company, and his family made an uncollateralized loan to the Company, which during and at December 31, 2006 had an outstanding balance, excluding accrued interest, of $176,000. This loan is past due. Besides being a direct owner of Common and Preferred Stock, Mr. Johns has no other direct or indirect affiliations with the Company.

         From time to time, the Company invests in short term debt obligations with an affiliate of L-PGI, the Company's preferred shareholder, Love Investment Company. The balance of this receivable at December 31, 2006 and 2005 was $873,000 and $600,000, respectively. Interest on such receivables was $72,000 and $32,000 for 2006 and 2005, respectively.

         In 2006 and 2005, the Company incurred expenses totaling $18,000 and $2,000, respectively, for the services of Hallmark Senior Housing, Inc., a related entity, to provide analysis of real estate owned and options available.

         The Company believes that the affiliated transactions are on terms comparable to those which would be obtained from unaffiliated persons.

         Neither of the two directors of the Company is independent pursuant to definition of "independent director" set forth in the American Stock Exchange Company Guide because both of them are executive officers of the Company. The Company does not have a separate designated audit, compensation or nominating committee or committee performing similar functions.

Item 13.    Exhibits
--------    --------

         Reference is made to the Exhibit Index contained on page 37 herein for a list of exhibits required to be filed under this Item.

Item 14.    Principal Accountant Fees and Services
--------    --------------------------------------

         Audit and tax fees rendered by BKD, LLP, the principal accountant of the Company, for the fiscal years ended December 31, 2006 and December 31, 2005 were:

                                              2006                 2005
                                              ----                 ----

                Audit Fees                  $  28,600           $  26,400
                Audit Related Fees                  0                   0
                Tax Fees                        4,100               3,800
                All Other Fees                      0                   0
                                            ---------           ---------
                                            $  32,700           $  30,200
                                            =========           =========

         Tax fees are comprised of fees for tax compliance, tax planning, and tax advice. Corporate tax services encompass a variety of permissible services, including technical tax advice related to U.S. tax matters as well as preparation of applicable tax returns.

         The Board of Directors of the Company pre-approves all audit and other permissible services to be provided by BKD, LLP and the estimated fees for these services.

                       PGI INCORPORATED AND SUBSIDIARIES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PGI INCORPORATED
                                            (Registrant)

Date:  March 30, 2007                       By:/s/ Laurence A. Schiffer
       --------------                       --------------------------------
                                            Laurence A. Schiffer, President
                                            (Duly Authorized Officer and
                                            Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                              Date

/s/ Andrew S. Love            Chairman of the Board              March 30, 2007
---------------------------   Secretary
Andrew S. Love


/s/ Laurence A. Schiffer      Vice Chairman of the Board,        March 30, 2007
---------------------------   President, Principal Executive
Laurence A. Schiffer          Officer, Principal Financial
                              Officer, and Principal Accounting
                              Officer

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

11.      See Note 16 to the consolidated financial statements.

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