Form 10-K/A
period 2006-12-31
PGI INC
filed 2007-05-04
CIK 81157

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                Amendment No. 1
                                      to
                                  FORM 10-KSB

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

                                            /s/ BKD, LLP

St. Louis, Missouri
March 26, 2007

                                      PGI INCORPORATED AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                          December 31, 2006 and 2005

                                      ASSETS                                                  LIABILITIES
                                      ======                                                  ===========
                                  2006         2005                                           2006          2005
                                  ----         ----                                           ----          ----

Cash and cash equivalents       $3,000     $147,000     Accounts payable and
                                                        accrued expenses (Note 6)          $52,000       $49,000

Restricted cash (Note 3)         5,000      255,000
                                                        Accrued real estate
                                                        taxes (Note 6)                      18,000       312,000
Receivables on real
estate sales- net                    -        1,000


Other receivables (Note 14)    926,000      632,000     Accrued Interest:
                                                        Primary Lender                      39,000         5,000
Land and improvement
inventories (Note 4)           641,000      637,000     Debentures (Notes 8 & 9)        27,854,000    24,752,000

                                                        Other (Note 8)                   2,448,000     2,331,000

Other assets (Note 5)          199,000      178,000     Credit Agreements (Note 7)
                                                        Primary Lender                     500,000       500,000
                                                        Notes payable                    1,198,000     1,198,000
                                                        Subordinated convertible
                                                        debentures payable
                                                        (Note 8)                         9,059,000     9,059,000

                                                        Convertible debentures
                                                        payable (Note 9)                 1,500,000     1,500,000
                                                                                       -----------   -----------

                                                        Commitments and
                                                        Contingencies (Note 13)         42,668,000    39,706,000
                                                                                       -----------   -----------
                                                        STOCKHOLDERS' DEFICIENCY
                                                        ------------------------
                                                        Preferred stock, par value
                                                        $1.00 per share; authorized
                                                        5,000,000 shares; 2,000,000
                                                        Class A cumulative
                                                        convertible Shares issued
                                                        and outstanding; (liquidation
                                                        preference of $8,000,000 and
                                                        cumulative dividends)
                                                        (Note 11)                        2,000,000     2,000,000

                                                        Common stock, par value $.10
                                                        per share; authorized
                                                        25,000,000 shares; 5,317,758
                                                        shares issued and outstanding
                                                        (Note 11)                          532,000       532,000
                                                        Paid-in capital                 13,498,000    13,498,000

                                                        Accumulated deficit            (56,924,000)  (53,886,000)
                                                                                       -----------   -----------

                                                                                       (40,894,000)  (37,856,000)
                           -----------   ----------                                    -----------   -----------
                           $ 1,774,000   $1,850,000                                     $1,774,000    $1,850,000
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

                                            PGI INCORPORATED
                                            (Registrant)

Date:  May 4, 2007                          By:/s/ Laurence A. Schiffer
       -----------                          --------------------------------
                                            Laurence A. Schiffer, President
                                            (Duly Authorized Officer and
                                            Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                              Date

/s/ Andrew S. Love            Chairman of the Board              May 4, 2007
---------------------------   Secretary
Andrew S. Love


/s/ Laurence A. Schiffer      Vice Chairman of the Board,        May 4, 2007
---------------------------   President, Principal Executive
Laurence A. Schiffer          Officer, Principal Financial
                              Officer, and Principal Accounting
                              Officer

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