Form 10QSB
period 2007-03-31
PGI INC
filed 2007-05-15
CIK 81157

                    U.S SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10 - QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended    March 31, 2007
                                                 --------------------

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                       -----------------   -------------------
         Commission File Number     1-6471
                                --------------

         PGI INCORPORATED
         ----------------
         (Exact name of small business issuer as specified in its charter)

                      FLORIDA                           59-0867335
         -------------------------------   ------------------------------------
         (State or other jurisdiction of   (I.R.S. Employer Identification No.)
         incorporation)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 11, 2007, there were 5,317,758 shares of the issuer's common stock, $.10 par value per share, outstanding.

         Transitional Small Business Disclosure Format (Check one):

                  Yes              No     X
                      ----------      ----------

                               PGI INCORPORATED AND SUBSIDIARIES

                                         Form 10 - QSB
                             For the Quarter Ended March 31, 2007

                                       Table of Contents
                                       -----------------

                                                                                Form 10 - QSB
                                                                                   Page No.
                                                                                   --------

PART I            Financial Information

         Item 1.  Financial Statements
                  Condensed Consolidated Statements of Financial Position
                    March 31, 2007 (Unaudited) and December 31, 2006                   3

                  Condensed Consolidated Statements of Operations (Unaudited)
                    Three Months Ended March 31, 2007 and 2006                         4

                  Condensed Consolidated Statements of Cash Flows (Unaudited)
                    Three Months Ended March 31, 2007 and 2006                         5

                    Notes to Consolidated Financial Statements (Unaudited)             6

         Item 2.  Management's Discussion and Analysis or
                    Plan of Operation                                                 12

         Item 3.  Controls and Procedures                                             16

PART II           Other Information

         Item 1.  Legal Proceedings                                                   17

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         17

         Item 3.  Defaults Upon Senior Securities                                     17

         Item 4.  Submission of Matters to a Vote of Security Holders                 17

         Item 5.  Other Information                                                   17

         Item 6.  Exhibits                                                            17

SIGNATURE                                                                             18

EXHIBIT INDEX                                                                         19

PART I             FINANCIAL INFORMATION
         Item 1.   Financial Statements

                                     PGI INCORPORATED AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                             ($ in thousands)

                                                                                 March 31,   December 31,
                                                                                   2007          2006
                                                                                   ----          ----
                                                                                (Unaudited)
ASSETS
     Cash and cash equivalents                                                   $     12      $      3
     Restricted cash                                                                    5             5
     Receivables                                                                      934           926
     Land and improvement inventories                                                 639           641
     Other assets                                                                     178           199
                                                                                 --------      --------
                                                                                 $  1,768      $  1,774
                                                                                 ========      ========

LIABILITIES
     Accounts payable & accrued expenses                                         $    114      $     52
     Accrued real estate taxes                                                         23            18
     Accrued interest:
     Primary Lender                                                                    56            39
     Debentures                                                                    28,680        27,854
     Other                                                                          2,477         2,448
Credit Agreements -
     Primary lender                                                                   500           500
     Notes payable                                                                  1,198         1,198
     Subordinated debentures payable                                                9,059         9,059
     Convertible debentures payable                                                 1,500         1,500
                                                                                 --------      --------
                                                                                 $ 43,607      $ 42,668
                                                                                 --------      --------

STOCKHOLDERS' DEFICIENCY
     Preferred stock, par value $1.00 per share;
       authorized 5,000,000 shares; 2,000,000
       Class A cumulative convertible shares
       issued and outstanding; (liquidation
       preference of $8,000,000 and cumulative
       dividends)                                                                   2,000         2,000
     Common stock, par value $.10 per share;
       authorized  25,000,000 shares; 5,317,758
       shares issued and outstanding                                                  532           532
     Paid in capital                                                               13,498        13,498
     Accumulated deficit                                                          (57,869)      (56,924)
                                                                                 --------      --------
                                                                                  (41,839)      (40,894)
                                                                                 --------      --------
                                                                                 $  1,768      $  1,774
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

Part I             Financial Information (Continued)

                       PGI INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    ($ in thousands, except per share data)
                                  (Unaudited)

                                                          Three Months Ended
                                                          ------------------
                                                        March 31,     March 31,
                                                          2007          2006
                                                         -----         -----
REVENUES
     Real Estate Sales                                   $  30         $  --
     Interest Income                                        22            18
     Other Income                                            1             2
                                                         -----         -----
                                                            53            20
                                                         -----         -----

COSTS AND EXPENSES
     Cost of Real Estate Sales                           $   5         $  --
     Interest                                              872           788
     Taxes & Assessments                                     5             4
     Consulting & Accounting                                10            10
     Legal & Professional                                   93             5
     General & Administrative                               13            14
                                                         -----         -----
                                                           998           821
                                                         -----         -----
NET (LOSS)                                               $(945)        $(801)
                                                         =====         =====

NET (LOSS) PER SHARE (*)                                 $(.21)        $(.18)
                                                         =====         =====


* Considers the effect of cumulative preferred dividends in arrears for the three months ended March 31, 2007 and 2006.

See accompanying notes to condensed consolidated financial statements

Part I             Financial Information (Continued)

                            PGI INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    ($ in thousands)
                                       (Unaudited)

                                                                    Three Months Ended
                                                                    ------------------
                                                                   March 31,    March 31,
                                                                     2007         2006
                                                                    -----        -----

Net cash provided by (used in) operating activities                 $   9        $ (22)
                                                                    -----        -----
Cash flows from investing activities:
     Investment in notes receivable                                    --         (123)
                                                                    -----        -----
     Net cash (used in) investing activities                           --         (123)
                                                                    -----        -----


Net increase (decrease) in cash                                         9         (145)

Cash at beginning of period                                             3          147
                                                                    -----        -----

Cash at end of period                                               $  12        $   2
                                                                    =====        =====


See accompanying notes to condensed consolidated financial statements

                       PGI INCORPORATED AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)      Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of PGI Incorporated and its subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10 - QSB and therefore do not include all disclosures necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The Company's independent accountants included an explanatory paragraph regarding the Company's ability to continue as a going concern in their opinion on the Company's condensed consolidated financial statements for the year ended December 31, 2006.

         Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB annual report for 2006 filed with the Securities and Exchange Commission.

         The condensed consolidated balance sheet as of December 31, 2006 has been derived from the audited consolidated balance sheet as of that date.

         The Company remains in default under the indentures governing its unsecured subordinated debentures and collateralized convertible debentures and in default of its primary debt obligations. (See Management's Discussion and Analysis or Plan of Operation and Notes 7, 8, and 9 to the Company's consolidated financial statements for the year ended December 31, 2006, as contained in the Company's Annual Report on Form 10 - KSB).

         The Company made one non-recurring adjustment for approximately $92,000 to record expenses related to an environmental remediation matter.

         All other adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the three months ended March 31, 2007 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2007 or any other interim period.

 (2)     Per Share Data

         Basic per share amounts are computed by dividing net income (loss), after considering cumulative dividends in arrears on the Company's preferred stock, by the average number of common shares and common stock equivalents outstanding. For this purpose, the Company's cumulative convertible preferred stock and collateralized convertible debentures are not deemed to be common stock equivalents. The average number of common shares outstanding for the three months ended March 31, 2007 and 2006 was 5,317,758.

                       PGI INCORPORATED AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (continued)

         Diluted per share amounts are computed by dividing net income (loss) by the average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures into shares of common stock. For the three months ended March 31, 2007 and 2006, the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

         The following is a summary of the calculations used in computing basic and diluted (loss) per share for the three months ended March 31, 2007 and 2006.

                                             Three Months Ended
                                             ------------------
                                         March 31,           March 31,
                                           2007                2006
                                           ----                ----
Net (Loss)                             $  (945,000)        $  (801,000)
Preferred Dividends                       (160,000)           (160,000)
                                       -----------         -----------
(Loss) Available to
   Common Shareholders                  (1,105,000)           (961,000)
                                       ===========         ===========
Weighted Average Number
   Of Shares Outstanding                 5,317,758           5,317,758
Basic and Diluted (Loss)
   Per Share                           $      (.21)        $      (.18)

(3)      Statement of Cash Flows

         The Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows", which requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. There were no payments of interest for the three months ended March 31, 2007. Interest paid for the three months ended March 31, 2006 was $15,000.

(4)      Restricted Cash

         Restricted cash includes restricted proceeds held by the primary lender as collateral for debt repayment.

                       PGI INCORPORATED AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (continued)

(5)      Receivables
         Net receivables consisted of:
                                                    March 31,     December 31,
                                                      2007            2006
                                                      ----            ----
                                                        ($ in thousands)

         Notes receivable - related party            $  873          $  873
         Interest receivable - related party             61              53
                                                     ------          ------
                                                     $  934          $  926
                                                     ======          ======

(6)      Land and Improvements
         Land and improvement inventories consisted of:
                                                    March 31,     December 31,
                                                      2007            2006
                                                      ----            ----
                                                        ($ in thousands)

         Unimproved land                             $  625          $  625
         Fully improved land                             14              16
                                                     ------          ------
                                                     $  639          $  641
                                                     ======          ======

(7)      Other Assets
         Other assets consisted of:
                                                    March 31,     December 31,
                                                      2007            2006
                                                      ----            ----
                                                        ($ in thousands)

         Deposit with Trustee of 6-1/2% debentures   $  174          $  172
         Other                                            4              27
                                                     ------          ------
                                                     $  178          $  199
                                                     ======          ======

                       PGI INCORPORATED AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (continued)

(8)      Accounts Payable and Accrued Expenses
         Accounts payable and accrued expenses consisted of:

                                                    March 31,     December 31,
                                                      2007            2006
                                                      ----            ----
                                                        ($ in thousands)

         Accounts payable                            $    9          $   12
         Accrued audit & professional                    32              32
         Accrued consulting fees                          2               2
         Accrued accounting services                      -               5
         Accrued miscellaneous                           71               1
                                                     ------          ------
                                                     $  114          $   52
                                                     ======          ======

         Accrued Real Estate Taxes consisted of:
         Current real estate taxes                   $   23          $   18


 (9) Primary Lender Credit Agreements, Notes Payable, Subordinated and Convertible Debentures Payable Credit agreements with the Company's primary lender and notes payable consisted of the following:

                                                    March 31,     December 31,
                                                      2007            2006
                                                      ----            ----
                                                        ($ in thousands)
         Credit agreements - primary lender:
            (maturing June 1, 1997, bearing interest
            at prime plus 5%)                        $  500          $  500
         Notes payable - $1,176,000
            bearing interest at prime plus 2%         1,198           1,198
                                                     ------          ------
                                                     $1,698          $1,698
                                                     ------          ------
         Subordinated debentures payable:
            At 6-1/2% interest; due June 1, 1991      1,034           1,034
            At 6% interest; due May 1, 1992           8,025           8,025
                                                     ------          ------
                                                     $9,059          $9,059
                                                     ------          ------

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
                                                     =======         =======

(10)     Real Estate Sales and Other Income
         Real Estate Sales and Cost of Sales for the three months ended March 31, 2007 and 2006 were as follows:

                                                       Three Months Ended
                                                       ------------------
                                                        ($ in thousands)
                                                    March 31,       March 31,
                                                      2007            2006
                                                      ----            ----
         Real Estate Sales                           $    30         $     -
         Cost of Sales                                     5               -


         There were no sales of real estate in the first quarter of 2006.

         Other income for the three months ended March 31, 2007 and 2006 was $1,000 and $2,000, respectively. The other income mainly consists of recoveries of contracts receivable which have been fully provided for cancellation.

(11)     Income Taxes

         At December 31, 2006, the Company had an operating loss carryforward of approximately $41,000,000 to reduce future taxable income. These operating losses expire at various dates through 2026.

                       PGI INCORPORATED AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)

         The following summarizes the temporary differences of the Company at March 31, 2007 and December 31, 2006 at the current statutory rate:

                                                                    March 31,        December 31,
                                                                      2007               2006
                                                                      ----               ----
                                                                          ($ in thousands)
         Deferred tax asset:
           Net operating loss carryforward                           $ 16,243          $ 15,884
           Adjustments to reduce land to net realizable value              12                12
           Expenses capitalized under IRC 263(a)                           56                56
           Valuation allowance                                        (16,139)          (15,780)
                                                                     --------          --------
                                                                          172               172

         Deferred tax liability:
           Basis difference of land and improvement inventories           172               172
                                                                     --------          --------
         Net deferred tax asset                                      $      -          $      -
                                                                     ========          ========

                       PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis or Plan of Operation

Preliminary Note

         The Company's most valuable remaining asset is a parcel of 366 acres located in Hernando County, Florida. As of March 31, 2007, the Company also owned 7 single family lots, located in Citrus County, Florida. In addition, the Company also owns some minor parcels of real estate in Charlotte and Citrus County, but these have limited value because of associated developmental constraints such as wetlands, easements, and/or other obstacles to development and sale.

         The 366 acre parcel in Hernando County is difficult to value because of uncertainty related to the possible extension of the Suncoast Expressway, which terminates on the south side of Route 98 opposite this property. Planning continues for the proposed northward continuation of the Suncoast Expressway, and based on a recent endorsement by the Citrus County Commission to re-adopt a project that was originally approved in 1998, the route that is presently believed to be the most probable is through the middle of this parcel of property. However, until and unless the uncertainty regarding the future expansion of the Suncoast Expressway is resolved, planning with respect to this property is difficult.

Results of Operations

         Revenues for the first three months of 2007 increased by $33,000 to $53,000 from $20,000 for the comparable 2006 period primarily as a result of increased real estate sales revenue of $30,000 in the current year. Expenses for the three month period ended March 31, 2007 increased by $177,000 when compared to the same period in 2006 primarily resulting from an increase in interest expense and an increase in legal and administrative expenses of $92,000 due to expenses incurred on a parcel in Citrus County requiring some environmental remediation. As a result, a net loss of $945,000 was incurred for the first three months of 2007 compared to a net loss of $801,000 for the first three months of 2006. After consideration of cumulative preferred dividends in arrears, totaling $160,000 for each of the three months ended March 31, 2007 and 2006, a net loss per share of $(.21) and $(.18) was reported for the three month periods ended March 31, 2007 and 2006, respectively. The total cumulative preferred dividends in arrears through March 31, 2007 is $7,635,000.

         Real Estate Sales and Cost of Sales consisted of:


                                       Three Months Ended
                                       ------------------
                                        ($ in thousands)
                                March 31,               March 31,
                                  2007                    2006
                                  ----                    ----
Real Estate Sales                 $ 30                    $ -
Cost of Sales                        5                      -

                       PGI INCORPORATED AND SUBSIDIARIES

         In the first quarter of 2007, the Company completed the sale of a single family lot at the price of $30,000. In the first quarter of 2006, there were no sales of real estate.

         Other income for the three months ended March 31, 2007 and 2006 was $1,000 and $2,000, respectively. Other income mainly consists of recoveries of contracts receivable, which had been fully provided for cancellation.

         Interest expense during the first quarter of 2007 increased by $84,000 when compared to the same quarter for 2006 as a result of (i) interest accruing on past due balances which increase at various intervals during the year for accrued but unpaid interest, and (ii) an increase in interest rates during the first quarter of 2007 when compared to the same quarter in 2006. The average prime interest rate was 8.25% and 7.43% in the first quarter of 2007 and 2006, respectively

         As of March 31, 2007, the Company remained in default of its primary lender indebtedness with PGIP, LLC ("PGIP") of $500,000, as well as in default under its subordinated convertible debentures. PGIP holds restricted funds of the Company pursuant to an escrow agreement whereby funds may be disbursed (i) as requested by the Company and agreed to by PGIP, (ii) as deemed necessary and appropriate by PGIP, to protect PGIP's interest in the Retained Acreage (as hereinafter defined), including PGIP's right to receive principal and interest under the note agreement securing the remaining indebtedness, or
(iii) to PGIP to pay any other obligations owed to PGIP by the Company. The restricted escrow funds held by PGIP were $5,000 at March 31, 2007 and December 31, 2006. With the approval of PGIP, the Company utilized $21,000 of the restricted escrow in March, 2006 to pay $15,000 in accrued interest to PGIP, and $6,000 to invest in a short term note with an affiliate of L-PGI, the Company's preferred shareholder, Love Investment Company. The Company did not utilize any of the restricted escrow funds during the first quarter of 2007. The primary parcel of real estate owned by the Company, totaling 366 acres (the "Retained Acreage"), remains subject to the primary lender indebtedness.

         Cash provided by operating activities for the three months ended March 31, 2007 was $9,000 compared to cash used in operating activities of $22,000 for the comparable 2006 period, primarily as a result of the real estate sale in the first quarter of 2007. Net cash used in investing activities during the three months ended March 31, 2006 consisted of a $123,000 investment in a short-term note with Love Investment Company, an affiliate of L-PGI, the Company's preferred shareholder.

                       PGI INCORPORATED AND SUBSIDIARIES

Analysis of Financial Condition

         Total assets decreased by $6,000 at March 31, 2007 compared to total assets at December 31, 2006, reflecting the following changes:

                                                        March 31,         December 31,         Increase
                                                          2007                2006            (Decrease)
                                                          ----                ----            ----------
                                                                        ($ in thousands)
       Cash and cash equivalents                         $   12              $    3             $   9
       Restricted cash                                        5                   5                 -
       Receivables                                          934                 926                 8
       Land and improvement inventories                     639                 641                (2)
       Other assets                                         178                 199               (21)
                                                         ------              ------             -----
                                                         $1,768              $1,774             $  (6)
                                                         ======              ======             =====

         Liabilities were approximately $43.6 million at March 31, 2007 compared to approximately $42.7 million at December 31, 2006, reflecting the following changes:

                                                        March 31,         December 31,         Increase
                                                          2007                2006            (Decrease)
                                                          ----                ----            ----------
                                                                        ($ in thousands)
       Accounts payable & accrued expenses              $   114             $    52              $ 62
       Accrued real estate taxes                             23                  18                 5
       Accrued interest                                  31,213              30,341               872
       Credit agreements - primary lender                   500                 500                 -
       Notes                                              1,198               1,198                 -
       Convertible subordinated
          debentures payable                              9,059               9,059                 -
       Convertible debentures payable                     1,500               1,500                 -
                                                        -------             -------              ----
                                                        $43,607             $42,668              $939
                                                        =======             =======              ====

         The Company remains totally dependent upon the sale of its parcels of property to fund its operations and debt service requirements.

                       PGI INCORPORATED AND SUBSIDIARIES

         The Company remains in default of the entire principal amount plus interest (including certain sinking fund and interest payments with respect to its subordinated debentures) on its subordinated and convertible debentures and notes payable, as well as its primary lender indebtedness with PGIP. The principal and accrued interest amounts due are as indicated in the following table:

                                                          March 31, 2007
                                                          --------------
                                                    Principal          Accrued
                                                   Amount Due         Interest
                                                   ----------         --------
                                                          ($ in thousands)
         Subordinated debentures:
         ------------------------
         At 6 1/2%, due June 1, 1991                $  1,034          $  1,202
         At 6%, due May 1, 1992                        8,025            12,162
                                                    --------          --------
                                                    $  9,059          $ 13,364
                                                    ========          ========

         Collateralized convertible debentures:
         --------------------------------------
         At 14%, due July 8, 1997                   $  1,500          $ 15,316
                                                    ========          ========

         Notes Payable:
         --------------
         At prime plus 2%                           $  1,176          $  2,477
         Non-interest bearing                             22                 -
                                                    --------          --------
                                                    $  1,198          $  2,477
                                                    ========          ========

         Primary Lender:                            $    500          $     56
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

                       PGI INCORPORATED AND SUBSIDIARIES

Item 3. Controls and Procedures

         The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on this evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2007. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                               PGI INCORPORATED
                               ----------------
                                 (Registrant)

Date: May 15, 2007                         /s/ Laurence A. Schiffer
      ------------                         ------------------------
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