Form 10QSB
period 2007-09-30
PGI INC
filed 2007-11-14
CIK 81157

                    U.S SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10 - QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended    September 30, 2007
                                                 ----------------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _______________ to ________________

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 12, 2007, there were 5,317,758 shares of the issuer's common stock, $.10 par value per share, outstanding.

         Transitional Small Business Disclosure Format (Check one):

                  Yes              No     X
                      ----------      ----------

                                        PGI INCORPORATED AND SUBSIDIARIES

                                                  Form 10 - QSB
                                     For the Quarter Ended September 30, 2007


                                                Table of Contents
                                                -----------------

                                                                                                    Form 10 - QSB
                                                                                                       Page No.
                                                                                                    -------------
PART I                   Financial Information

             Item 1.     Financial Statements
                         Condensed Consolidated Statements of Financial Position
                              September 30, 2007 (Unaudited) and December 31, 2006                        3

                         Condensed Consolidated Statements of Operations (Unaudited)
                              Three and Nine Months Ended September 30, 2007 and 2006                     4

                         Condensed Consolidated Statements of Cash Flows (Unaudited)
                              Nine Months Ended September 30, 2007 and 2006                               5

                         Notes to Consolidated Financial Statements (Unaudited)                           6

             Item 2.     Management's Discussion and Analysis or
                              Plan of Operation                                                          12


             Item 3.     Controls and Procedures                                                         16


PART II                  Other Information


             Item 1.     Legal Proceedings                                                               17

             Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds                     17

             Item 3.     Defaults Upon Senior Securities                                                 17

             Item 4.     Submission of Matters to a Vote of Security Holders                             17

             Item 5.     Other Information                                                               17

             Item 6.     Exhibits                                                                        17

SIGNATURE                                                                                                18


EXHIBIT INDEX                                                                                            19

PART I             FINANCIAL INFORMATION
         Item 1.   Financial Statements

                                     PGI INCORPORATED AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                             ($ in thousands)

                                                                   September 30,                 December 31,
                                                                       2007                          2006
                                                                       ----                          ----
                                                                   (Unaudited)
ASSETS
     Cash and cash equivalents                                      $    10                        $     3
     Restricted cash                                                      5                              5
     Receivables                                                        894                            926
     Land and improvement inventories                                   639                            641
     Other assets                                                       179                            199
                                                                    -------                        -------
                                                                    $ 1,727                        $ 1,774
                                                                    =======                        =======

LIABILITIES
     Accounts payable & accrued expenses                            $   109                        $    52
     Accrued real estate taxes                                           13                             18
     Accrued interest:
     Primary Lender                                                      89                             39
     Debentures                                                      30,399                         27,854
     Other                                                            2,538                          2,448
Credit Agreements -
     Primary lender                                                     500                            500
     Notes payable                                                    1,198                          1,198
     Subordinated debentures payable                                  9,059                          9,059
     Convertible debentures payable                                   1,500                          1,500
                                                                    -------                        -------
                                                                    $45,405                        $42,668
                                                                    =======                        =======

STOCKHOLDERS' DEFICIENCY
     Preferred stock, par value $1.00 per share;
         authorized 5,000,000 shares; 2,000,000
         Class A cumulative convertible shares issued
         and outstanding; (liquidation preference of
         $8,000,000 and cumulative dividends)                         2,000                          2,000
     Common stock, par value $.10 per share;
         authorized  25,000,000 shares; 5,317,758
         shares issued and outstanding                                  532                            532
     Paid in capital                                                 13,498                         13,498
     Accumulated deficit                                            (59,708)                       (56,924)
                                                                    -------                        -------
                                                                    (43,678)                       (40,894)
                                                                    -------                        -------
                                                                    $ 1,727                        $ 1,774
                                                                    =======                        =======

See accompanying notes to condensed consolidated financial statements.

Part I             Financial Information (Continued)


                                         PGI INCORPORATED AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      ($ in thousands, except per share data)
                                                    (Unaudited)

                                                       Three Months Ended                   Nine Months Ended
                                                       ------------------                   -----------------
                                                September 30,       September 30,     September 30,      September 30,
                                                    2007                2006              2007               2006
                                                    ----                ----              ----               ----
REVENUES
     Real Estate Sales                           $      -           $      -            $     30           $     10
     Interest Income                                   22                 22                  65                 60
     Other Income                                       -                313                   1                318
                                                 --------           --------            --------           --------
                                                       22                335                  96                388
                                                 --------           --------            --------           --------

COSTS AND EXPENSES
     Cost of Real Estate Sales                   $      -           $      -            $      5           $      -
     Interest                                         918                832               2,685              2,431
     Taxes & Assessments                                5                  4                  17                 13
     Consulting & Accounting                            9                 11                  30                 31
     Legal & Professional                               1                 14                 100                 37
     General & Administrative                          14                 13                  43                 46
                                                 --------           --------            --------           --------
                                                      947                874               2,880              2,558
                                                 --------           --------            --------           --------
NET (LOSS)                                       $   (925)          $   (539)           $ (2,784)          $ (2,170)
                                                 ========           ========            ========           ========

NET (LOSS) PER SHARE (*)                         $   (.20)          $   (.13)           $   (.61)          $   (.50)
                                                 ========           ========            ========           ========



* Considers the effect of cumulative preferred dividends in arrears for the three and nine months ended September 30, 2007 and 2006.



See accompanying notes to condensed consolidated financial statements

                               PGI INCORPORATED AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        ($ in thousands)
                                          (Unaudited)

                                                                         Nine Months Ended
                                                                         -----------------
                                                                   September 30,     September 30,
                                                                       2007              2006
                                                                       ----              ----
Net cash provided by (used in) operating activities                   $   8           $   (107)
                                                                      -----           --------
Cash flows from investing activities:
     Proceeds from restricted cash                                        -                252
     Proceeds from notes receivable                                     290                  -
     Investment in notes receivable                                    (291)              (273)
     Purchases of inventory and deferred expenditures                     -                (15)
                                                                      -----           --------
     Net cash used in investing activities                               (1)               (36)
                                                                      -----           --------


Net increase (decrease) in cash                                           7               (143)

Cash at beginning of period                                               3                147
                                                                      -----           --------

Cash at end of period                                                 $  10           $      4
                                                                      =====           ========



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

         All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the nine months ended September 30, 2007 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2007 or any other interim period.

 (2)     Per Share Data

         Basic per share amounts are computed by dividing net income (loss), after considering cumulative dividends in arrears on the Company's preferred stock, by the average number of common shares and common stock equivalents outstanding. For this purpose, the Company's cumulative convertible preferred stock and collateralized convertible debentures are not deemed to be common stock equivalents. The average number of common shares outstanding for the nine months ended September 30, 2007 and 2006 was 5,317,758.

                       PGI INCORPORATED AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (continued)


         Diluted per share amounts are computed by dividing net income (loss) by the average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures into shares of common stock. For the nine months ended September 30, 2007 and 2006, the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

         The following is a summary of the calculations used in computing basic and diluted (loss) per share for the three and nine months ended September 30, 2007 and 2006.

                                                    Three Months Ended                     Nine Months Ended
                                                    ------------------                     -----------------
                                             September 30,       September 30,      September 30,      September 30,
                                                 2007                2006               2007               2006
                                                 ----                ----               ----               ----
        Net (Loss)                           $  (925,000)        $ (539,000)        $(2,784,000)       $(2,170,000)
        Preferred Dividends                  $  (160,000)        $ (160,000)        $  (480,000)       $  (480,000)
                                             -----------         ----------         -----------        -----------
        (Loss) Available to
             Common Shareholders             $(1,085,000)        $ (699,000)        $(3,264,000)       $(2,650,000)
                                             ===========         ==========         ===========        ===========
        Weighted Average Number
             Of Shares Outstanding             5,317,758          5,317,758           5,317,758          5,317,758
        Basic and Diluted (Loss)
             Per Share                          $ (.20)            $ (.13)             $ (.61)           $ (.50)

(3)      Statement of Cash Flows

         The Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows", which requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. There were no payments of interest for the nine months ended September 30, 2007. Interest paid for the nine months ended September 30, 2006 was $32,000.

(4)      Restricted Cash

         Restricted cash includes restricted proceeds held by the primary lender as collateral for debt repayment.

                       PGI INCORPORATED AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (continued)

(5)      Receivables
         Net receivables consisted of:

                                                        September 30,          December 31,
                                                            2007                  2006
                                                            ----                  ----
                                                                 ($ in thousands)
         Notes receivable - related party                  $  874                $   873
         Interest receivable - related party                   20                     53
                                                           ------                -------
                                                           $  894                $   926
                                                           ======                =======

(6)      Land and Improvements
         Land and improvement inventories consisted of:

                                                        September 30,          December 31,
                                                            2007                  2006
                                                            ----                  ----
                                                                 ($ in thousands)
         Unimproved land                                   $  625                $   625
         Fully improved land                                   14                     16
                                                           ------                -------
                                                           $  639                $   641
                                                           ======                =======


(7)      Other Assets
         Other assets consisted of:

                                                        September 30,          December 31,
                                                            2007                  2006
                                                            ----                  ----
                                                                 ($ in thousands)
         Deposit with Trustee of 6-1/2% debentures         $  178                $   172
         Other                                                  1                     27
                                                           ------                -------
                                                           $  179                $   199
                                                           ======                =======

                       PGI INCORPORATED AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (continued)

(8)      Accounts Payable and Accrued Expenses
         Accounts payable and accrued expenses consisted of:

                                                        September 30,          December 31,
                                                            2007                  2006
                                                            ----                  ----
                                                                 ($ in thousands)
         Accounts payable                                  $    8                $    12
         Accrued audit & professional                          26                     32
         Accrued insurance                                      2                      -
         Accrued consulting fees                                2                      2
         Accrued accounting services                            -                      5
         Accrued miscellaneous                                 71                      1
                                                           ------                -------
                                                           $  109                $    52
                                                           ======                =======

         Accrued Real Estate Taxes consisted of:
         Current real estate taxes                         $   13                $    18
                                                           ======                =======

 (9) Primary Lender Credit Agreements, Notes Payable, Subordinated and Convertible Debentures Payable
         Credit agreements with the Company's primary lender and notes payable consisted of the following:

                                                        September 30,          December 31,
                                                            2007                  2006
                                                            ----                  ----
                                                                 ($ in thousands)
         Credit agreements - primary lender:
            (maturing June 1, 1997, bearing interest
            at prime plus 5%)                             $   500                $   500
         Notes payable -
            bearing interest at prime plus 2%               1,198                  1,198
                                                          -------                -------
                                                          $ 1,698                $ 1,698
                                                          -------                -------
         Subordinated debentures payable:
            At 6-1/2% interest; due June 1, 1991            1,034                  1,034
            At 6% interest; due May 1, 1992                 8,025                  8,025
                                                          -------                -------
                                                          $ 9,059                $ 9,059
                                                          -------                -------






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
                                                          =======                =======


(10)     Real Estate Sales and Other Income
         Real Estate Sales and Cost of Sales for the three and nine months ended September 30, 2007 and 2006 were as follows:

                                       Three Months Ended                             Nine Months Ended
                                       ------------------                             -----------------
                                        ($ in thousands)                               ($ in thousands)
                              September 30,          September 30,           September 30,          September 30,
                                  2007                    2006                   2007                   2006
                                  ----                    ----                   ----                   ----
Real Estate Sales                  $ -                    $ -                    $ 30                   $ 10
Cost of Sales                        -                      -                       5                      -

         In the first quarter of 2007, the Company completed the sale of a single family lot at the price of $30,000. There were no sales of real estate in the second and third quarters of 2007. In the second quarter of 2006, the Company completed the sale of a small piece of land at the price of $10,000. This odd remnant of a lot was not carried for any value on the Company's books.

         There was no other income for the three months ended September 30, 2007. Other income for the three months ended September 30, 2006 was $313,000 as a result of the reversal of accrued real estate taxes from 1997 which had been in litigation with Citrus County, and had finally concluded. Other income normally consists of recoveries of contracts receivable, which have been fully provided for cancellation. Other income for the nine months ended September 30, 2007 and 2006 was $1,000 and $318,000, respectively.

(11)     Income Taxes

         At December 31, 2006, the Company had an operating loss carryforward of approximately $41,000,000 to reduce future taxable income. These operating losses expire at various dates through 2026.

                       PGI INCORPORATED AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (continued)

         The following summarizes the temporary differences of the Company at September 30, 2007 and December 31, 2006 at the current statutory rate:

                                                                         September 30,             December 31,
                                                                            2007                      2006
                                                                            ----                      ----
                                                                                  ($ in thousands)
         Deferred tax asset:
           Net operating loss carryforward                                $ 16,942                  $  15,884
           Adjustments to reduce land to net realizable value                   12                         12
           Expenses capitalized under IRC 263(a)                                56                         56
           Valuation allowance                                             (16,838)                   (15,780)
                                                                          --------                  ---------
                                                                               172                        172

         Deferred tax liability:
           Basis difference of land and improvement inventories                172                        172
                                                                          --------                  ---------
         Net deferred tax asset                                           $      -                  $       -
                                                                          ========                  =========

                       PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis or Plan of Operation

Preliminary Note

         The Company's most valuable remaining asset is a parcel of 366 acres located in Hernando County, Florida. As of September 30, 2007, the Company also owned 7 single family lots, located in Citrus County, Florida. In addition, the Company owns some minor parcels of real estate in Charlotte County and Citrus County, Florida, but these have limited value because of associated developmental constraints such as wetlands, easements, and/or other obstacles to development and sale.

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

Results of Operations

         Revenues for the three months ended September 30, 2007 decreased by $313,000 to $22,000 from $335,000 for the comparable 2006 period primarily as a result of a decrease in other income due to the 2006 reversal of $313,000 of the accrued real estate taxes from 1997 which had been in litigation with Citrus County. Expenses for the three months ended September 30, 2007 increased by $73,000 when compared to the same period in 2006 primarily due to an increase in interest expense of $86,000. As a result, a net loss of $925,000 was incurred for the three months ended September 30, 2007 compared to a net loss of $539,000 for the comparable period in 2006.

         Revenues for the first nine months of 2007 decreased by $292,000 to $96,000 from $388,000 for the comparable 2006 period due to the 2006 reversal of accrued real estate taxes from 1997 which had been in litigation. Expenses for the nine month period ended September 30, 2007 increased by $322,000 when compared to the same period in 2006 primarily resulting from an increase in interest expense of $254,000 and an increase in legal and professional expenses of $63,000. This increase in legal and professional expenses is primarily due to costs and expenses incurred during the first quarter of 2007 on a parcel of property located in Citrus County requiring some environmental remediation. As a result, a net loss of $2,784,000 was incurred for the first nine months of 2007 compared to a net loss of $2,170,000 for the first nine months of 2006. After consideration of cumulative preferred dividends in arrears, totaling $480,000 for each of the nine months ended September 30, 2007 and 2006(based on $160,000 for each three month period therein), a net loss per share of $(.61) and $(.50) was reported for the nine month periods ended September 30, 2007 and 2006, respectively. The total cumulative preferred dividends in arrears through September 30, 2007 is $7,955,000.

                       PGI INCORPORATED AND SUBSIDIARIES

         Real Estate Sales and Cost of Sales consisted of:

                                        Three Months Ended                              Nine Months Ended
                                        ------------------                              -----------------
                                         ($ in thousands)                               ($ in thousands)
                                September 30,         September 30,           September 30,          September 30,
                                   2007                   2006                   2007                    2006
                                   ----                   ----                   ----                    ----
Real Estate Sales                  $ -                    $ -                    $ 30                    $10
Cost of Sales                        -                      -                       5                      -

         In the first quarter of 2007, the Company completed the sale of a single family lot at the price of $30,000. There were no sales of real estate in the second and third quarters of 2007. In the second quarter of 2006, the Company completed the sale of a small piece of land at the price of $10,000. This odd remnant of a lot was not carried for any value on the Company's books. There were no sales of real estate in the first and third quarters of 2006.

         There was no other income for the three months ended September 30, 2007. Other income for the three months ended September 30, 2006 was $313,000 as a result of the reversal of accrued real estate taxes from 1997 which had been in litigation with Citrus County. Other than this reversal of accrued real estate taxes, other income primarily consists of recoveries of contracts receivable, which had been fully provided for cancellation. Other income for the nine months ended September 30, 2007 and 2006 was $1,000 and $318,000, respectively.

         Interest expense during the three month and nine month periods ended September 30, 2007 increased by $86,000 and $254,000, respectively, when compared to the same periods during 2006 as a result of (i) interest accruing on past due balances which increase at various intervals during the year for accrued but unpaid interest, and (ii) an increase in interest rates during the first nine months of 2007 when compared to the same period in 2006. The average prime interest rate was 8.23% and 7.86% in the first nine months of 2007 and 2006, respectively.

         As of September 30, 2007, the Company remained in default of its primary lender indebtedness with PGIP, LLC ("PGIP") of $500,000, as well as in default under its subordinated and convertible debentures. PGIP holds restricted funds of the Company pursuant to an escrow agreement whereby funds may be disbursed (i) as requested by the Company and agreed to by PGIP, (ii) as deemed necessary and appropriate by PGIP, to protect PGIP's interest in the Retained Acreage (as hereinafter defined), including PGIP's right to receive principal and interest under the note agreement securing the remaining indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company. The restricted escrow funds held by PGIP were $5,000 at September 30, 2007 and December 31, 2006. The Company did not utilize any of the restricted escrow funds during the nine months ended September 30, 2007. The primary parcel of real estate owned by the Company, totaling 366 acres and located in Hernando County, Florida (the "Retained Acreage"), remains subject to the primary lender indebtedness.

                       PGI INCORPORATED AND SUBSIDIARIES

Cash Flow Analysis

         During the nine month period ended September 30, 2007, the Company's cash flow increased by $7,000, as compared to a decrease of $143,000 during the same period in 2006. Net cash provided by operating activities for the nine months ended September 30, 2007 was $8,000 compared to net cash used in operating activities of $107,000 for the comparable 2006 period, primarily as a result of the proceeds of $30,000 received by the Company from its real estate sale in the first quarter of 2007 and the interest payment of $62,000 received by the Company from its investment in a short term note with Love Investment Company, an affiliate of L-PGI, the Company's preferred shareholder, in the second quarter of 2007.

Analysis of Financial Condition

         Total assets decreased by $47,000 at September 30, 2007 compared to total assets at December 31, 2006, reflecting the following changes:

                                                      September 30,        December 31,       Increase
                                                          2007                2006           (Decrease)
                                                          ----                ----           ----------
                                                                         ($ in thousands)
       Cash and cash equivalents                         $   10              $    3            $    7
       Restricted cash                                        5                   5                 -
       Receivables                                          894                 926               (32)
       Land and improvement inventories                     639                 641                (2)
       Other assets                                         179                 199               (20)
                                                         ------              ------            ------
                                                         $1,727              $1,774            $  (47)
                                                         ======              ======            ======

         Receivables decreased at September 30, 2007 primarily due to the receipt by the Company of an interest payment from Love Investment Company in the amount of $62,000 in the second quarter of 2007. Other assets decreased during the nine months ended September 30, 2007 due to the realization of certain deferred expenses in the amount of $21,000 related to an environmental remediation matter discussed above.

         Liabilities were approximately $45.4 million at September 30, 2007 compared to approximately $42.7 million at December 31, 2006, reflecting the following changes:

                                                      September 30,        December 31,       Increase
                                                          2007                2006           (Decrease)
                                                          ----                ----           ----------
                                                                         ($ in thousands)
       Accounts payable & accrued expenses               $   109            $    52            $   57
       Accrued real estate taxes                              13                 18                (5)
       Accrued interest                                   33,026             30,341             2,685
       Credit agreements - primary lender                    500                500                 -
       Notes                                               1,198              1,198                 -
       Convertible subordinated
          debentures payable                               9,059              9,059                 -
       Convertible debentures payable                      1,500              1,500                 -
                                                         -------            -------            ------
                                                         $45,405            $42,668            $2,737
                                                         =======            =======            ======

                       PGI INCORPORATED AND SUBSIDIARIES

         Accrued expenses increased at September 30, 2007 compared to December 30, 2006 as a result of the accrual of expenses during this period related to an environmental remediation matter discussed above.

         The Company remains totally dependent upon the sale of property to fund its operations and debt service requirements.

         The Company remains in default of the entire principal plus interest on its subordinated and convertible debentures and notes payable, as well as its primary lender indebtedness with PGIP. The amounts due are as indicated in the following table:

                                                                         September 30, 2007
                                                                         ------------------
                                                                  Principal               Accrued
                                                                  Amount Due              Interest
                                                                  ----------              --------
                                                                         ($ in thousands)
         Subordinated debentures:
         ------------------------
         At 6 1/2%, due June 1, 1991                              $  1,034                $ 1,237
         At 6%, due May 1, 1992                                      8,025                 12,647
                                                                  --------                -------
                                                                  $  9,059                $13,884
                                                                  ========                =======

         Collateralized convertible debentures:
         --------------------------------------
         At 14%, due July 8, 1997                                 $  1,500                $16,514
                                                                  ========                =======

         Notes Payable:
         --------------
         At prime plus 2%                                         $  1,176                $ 2,538
         Non-interest bearing                                           22                      -
                                                                  --------                -------
                                                                  $  1,198                $ 2,538
                                                                  ========                =======

         Primary Lender:                                          $    500                $    89
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

                       PGI INCORPORATED AND SUBSIDIARIES

Item 3. Controls and Procedures

         We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2007. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                               PGI INCORPORATED
                               ----------------
                                 (Registrant)

Date: November 14, 2007                          /s/ Laurence A. Schiffer
     ----------------------                     -------------------------
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