Form 10KSB
period 2007-12-31
PGI INC
filed 2008-03-31
CIK 81157

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-KSB
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended              December 31, 2007
                                   --------------------------------------------

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ______________ to _________________

         Commission file number                    1-6471
                                -----------------------------------------------

                               PGI INCORPORATED
-------------------------------------------------------------------------------
                (Name of small business issuer in its charter)

                  Florida                                    59-0867335
-------------------------------------------------------------------------------
      (State or other jurisdiction of                       (IRS Employer
       incorporation or organization)                        Ident. No.)

212 S. Central, Suite 100           St. Louis, Missouri            63105
-------------------------------------------------------------------------------
         (Address of principal executive offices)                (Zip Code)

Issuer's Telephone Number, including area code:               (314)512-8650
                                                     --------------------------

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
                             Yes       X   No
                     -------        ------


         State the issuer's revenues for its most recent fiscal year: $117,000.
                                                                      --------

         The aggregate market value of voting stock held by non-affiliates of the registrant cannot be determined. See Item 5 of Form 10-KSB.

         State the number of shares outstanding of each of the Issuer's classes of common equity as of the last practicable date:

         As of March 28, 2008, 5,317,758 shares of Common Stock, par value
         -----------------------------------------------------------------
$.10 per share were outstanding.
--------------------------------

                                  PGI INCORPORATED AND SUBSIDIARIES
                                         FORM 10 - KSB - 2007
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

         2        Description of Property.......................................................4

         3        Legal Proceedings.............................................................4

         4        Submission of Matters to a Vote of Security Holders...........................4

II       5        Market for Common Equity, Related Stockholder Matters and Small
                      Business Issuer Purchases of Equity Securities............................5

         6        Management's Discussion and Analysis or Plan of Operation.....................5

         7        Financial Statements.........................................................12

         8        Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure......................................29

         8A       Controls and Procedures......................................................29

         8B       Other Information ...........................................................30

III      9        Directors, Executive Officers, Promoters, Control Persons,
                      and Corporate Governance:
                      Compliance with Section 16(a) of the Exchange Act........................31

         10       Executive Compensation.......................................................32

         11       Security Ownership of Certain Beneficial Owners and
                      Management and Related Stockholder Matters...............................32

         12       Certain Relationships and Related Transactions, and Directors
                      Independence.............................................................33

         13       Exhibits.....................................................................36

         14       Principal Accountant Fees and Services.......................................36

Signatures.....................................................................................37

Exhibit Index..................................................................................38

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

         The Company, a Florida corporation, was founded in 1958, and up until the mid 1990's was in the business of building and selling homes, developing and selling home sites and selling undeveloped or partially developed tracts of land. Over approximately the last 15 years, the Company's business focus and emphasis changed substantially as it concentrated its sales and marketing efforts almost exclusively on the disposition of its remaining real estate. This change was prompted by its continuing financial difficulties due to the principal and interest owed on its debt.

         Presently, the most valuable remaining asset of the Company is a parcel of 366 acres located in Hernando County, Florida. The Company also owns a number of scattered sites in Charlotte County, Florida (the "Charlotte Property"), but most of these sites are subject to easements which markedly reduce their value and/or consist of wetlands of indeterminate value. As of December 31, 2007, the Company also owned seven single family lots, located in Citrus County, Florida.

         As of December 31, 2007, the Company had no employees, and all services provided to the Company are through contract services.

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

         The property is encumbered by mortgages granted by the Company in connection with the primary lender debt of $605,000 in principal and accrued interest and the convertible debentures held by Love-1989 Florida Partners, L.P. ("Love-1989") which total $9,979,000 in principal and accrued interest at December 31, 2007. The primary lender debt and convertible debentures are past due and in default. (See Notes 7 and 9 to the Consolidated Financial Statements under Item 7)

         The Company also owns a number of scattered sites in Charlotte County. Substantially all such holdings, however, consist of property that is subject to development restrictions occasioned by being seriously impacted by wetlands. The potential purchaser market for such properties is extremely limited. The Company also owns seven single family lots in Citrus County, Florida. The Company continues its efforts to dispose of all of its real estate.

         The Company believes the properties are adequately covered by insurance.

Item 3.           Legal Proceedings
-------           -----------------

         The Company currently is not a party in any legal proceedings.

Item 4.           Submission of Matters to a Vote of Security Holders
--------          ---------------------------------------------------

         A shareholders meeting was not held during the fiscal year ended December 31, 2007.

                                    PART II

Item 5.           Market for Common Equity, Related Stockholder Matters and
-------           ----------------------------------------------------------
                  Small Business Issuer Purchases of Equity Securities.
                  -----------------------------------------------------

         There is no public trading market for the Company's common equity securities. There have been no reported transactions in the Company's common stock, par value $.10 (the "Common Stock"), since January 29, 1991, with the exception of the odd lot tender offer by PGIP, LLC, an affiliate of the Company, ("PGIP") in 2003 described previously in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2004. No dividends have ever been paid on the Common Stock, and payment of dividends on the Common Stock is restricted under the terms of the two indentures pursuant to which the Company's outstanding subordinated convertible debentures are issued and by the terms of the Company's preferred stock. As of December 31, 2007 to the Company's knowledge, there were 604 holders of record of the Company's Common Stock and approximately 445 debenture holders.

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

         The cumulative amount due for these two issues is as follows:

                                                                         12/31/2007
                                                                   Principal       Unpaid
                                                                  Amount Due      Interest
                                                                  ----------      --------
                                                                       ($ in thousands)

         Subordinated debentures due June 1, 1991                   $ 1,034       $  1,255
         Subordinated debentures due May 1, 1992                      8,025         12,893
                                                                    -------       --------
                                                                    $ 9,059       $ 14,148
                                                                    =======       ========

         Both issues have been in payment default for approximately fifteen years, and there has been little contact with or on behalf of the bondholders over the past several years. It is unclear whether any action on behalf of the bondholders is presently likely, given the negative net worth of the Company and continuing passage of time. Further, the Company believes that at least a portion of such claims (especially those with respect to the subordinated convertible debentures which matured on June 1, 1991) might be barred under the applicable statutes of limitations.

Item 6.           Management's Discussion and Analysis or Plan of Operation
-------           ---------------------------------------------------------
                  (continued)
                  -----------


         If such claims are barred, it is possible that the Company would potentially have to record net income in like amount, without the receipt of any cash, and could potentially incur a large tax liability. Any such potential tax liability might be averted and/or mitigated, however, by the utilization of the Company's tax loss carryforwards, which as of December 31, 2007 totaled approximately $ 35,700,000.

         Even if claims by the subordinated convertible debenture holders are barred in full and there is no cash tax consequence to the Company as a result of the utilization of the tax loss carry forwards, the Company would nonetheless have a substantial Stockholders' Deficiency. As of December 31, 2007, the Stockholders' Deficiency of the Company was $44,621,000.

         Similar defenses would not appear to apply to other creditors of the Company, and the credit and debenture agreements with the Company's primary lender, PGIP, and the initial holder of its secured convertible debentures are secured by mortgages and security interests in certain assets of the Company.

         Therefore, the Company's major effort and activities have been, and continue to be, to liquidate assets of the Company to pay the ordinary on-going costs of operation of the Company, with any large surplus expected to be used to reduce the balance due to its primary lender (or to the initial holder of the secured convertible debentures), as required should the asset sale which generates such surplus include the collateral securing such debt.

         The Company attempts to realize full market value for each such asset, which may be at substantial variance from its present carrying value. However, the remaining major assets of the Company are both difficult to value and difficult to sell. Certain of these assets may be of so little value and marketability that the Company may elect not to pay the real estate taxes on selected parcels, which may eventually result in a defacto liquidation of such property by subjecting such property to a tax sale.

         Generally, the Company intends to continue to seek the liquidation of assets and to use the proceeds to fund the normal cost of operations of the Company and/or to satisfy the requirements of the Company's secured creditors.

Item 6.           Management's Discussion and Analysis or Plan of Operation
-------           ---------------------------------------------------------
                  (continued)
                  -----------

RESULTS OF OPERATIONS
Revenues
--------

         Revenues for the year ended December 31, 2007 decreased by $303,000 to $117,000 compared to revenues of $420,000 for the year ended December 31, 2006 primarily reflecting a decrease in other income of $326,000. The other income in 2006 includes $312,000 as a result of the reversal of accrued real estate taxes related to the 1997 agricultural exemption status of the Company's undeveloped Sugarmill Woods property, which had been in litigation in Citrus County, and had been finally concluded. Real estate sales revenue increased by $20,000 in the year ended December 31, 2007 due to the sale of a single family lot in the first quarter of 2007.

Costs and Expenses
------------------

         Expenses for the years 2007 and 2006 were:

                                              2007             2006
                                              ----             ----
         Cost of Real Estate Sales         $    5,000       $        -
         Taxes and Assessments                 20,000           21,000
         Consulting and Accounting             41,000           41,000
         Legal and Professional               101,000           46,000
         General and Administrative            54,000           65,000

         Costs of Real Estate Sales increased by $5,000 in 2007 as a result of the sale of one lot during 2007. In 2006 there was only the sale of a small parcel of real estate, which was carried at no value on the Company's books. Legal and professional expenses increased by $55,000 in 2007 due to expenses incurred on a parcel in Citrus County requiring some environmental remediation. General and Administrative expenses decreased by $11,000 as a result of additional records storage expenses in 2006.

Interest expense for the two years ended December 31, 2007 and 2006 was:

                                              2007               2006
                                              ----               ----
                                                 ($ in thousands)
         Interest Expense                    $3,623             $3,285

         Interest expense in 2007 increased by $338,000 compared to 2006 as a result of (i) interest accruing on past due balances which increase at various intervals throughout the year for accrued but unpaid interest, and (ii) an increase in the average interest rates during 2007.

         The net loss was $3,727,000 ($.82 per share) for 2007 compared to a net loss of $3,038,000 ($.69 per share) for 2006. Included in the 2007 and 2006 earnings per share computation is $640,000 ($.12 per share of Common Stock) of annual cumulative preferred stock dividends in arrears.

Item 6.           Management's Discussion and Analysis or Plan of Operation
-------           ---------------------------------------------------------
                  (continued)
                  -----------

FINANCIAL CONDITION

         Total assets decreased by $50,000 at December 31, 2007 compared to total assets at December 31, 2006 reflecting the following changes:

                                                                                  Increase
                                             2007              2006              (Decrease)
                                             ----              ----              ----------
                                               ($ in thousands)
Cash and Cash Equivalents                   $   16            $    3               $    13
Restricted Cash                                  5                 5                     -
Receivables                                    878               926                   (48)
Land and Improvement                           639               641                    (2)
Other Assets                                   186               199                   (13)
                                            ------            ------               -------
                                            $1,724            $1,774               $   (50)
                                            ======            ======               =======

         Cash increased by $13,000 to $16,000 at December 31, 2007 compared to $3,000 at December 31, 2006. Net cash provided by operations was $7,000 for the year ended December 31, 2007 compared to net cash used in operations of $107,000 for the year ended December 31, 2006. Net cash used in or provided by operations consists of cash received from operations less cash expended for operations.

         Cash received from operations during 2007 was $160,000, an $82,000 increase from cash received during 2006 of $78,000, reflecting an increase in payments resulting from real estate sales ($20,000) and in interest received ($76,000) resulting from an investment in a short-term note with Love Investment Company ("LIC"), an affiliate of Love-PGI Partners, L.P. ("L-PGI"), the Company's preferred shareholder, which was offset by a decrease in other operating receipts ($14,000).

         Cash expended for operations decreased by $32,000 to $153,000 during 2007 from $185,000 in 2006, reflecting decreases in interest payments ($32,000), legal and professional ($39,000), and general and administrative ($10,000), while being offset by an increase in payments for real estate sales ($3,000), taxes and assessments ($38,000), and consulting and accounting ($8,000).

         During 2007, investing activities provided $6,000 of cash, which consisted of net proceeds from the investment in a short-term note with LIC, an affiliate of L-PGI, the Company's primary preferred shareholder.

         During 2006, investing activities utilized $37,000 of cash, which consisted of a $273,000 investment in a short-term note with LIC, and $16,000 in expenditures relating to purchases of inventory and deferred expenditures, which was offset by the receipt of $252,000 from the release of restricted cash.

Item 6.           Management's Discussion and Analysis or Plan of Operation
-------           ---------------------------------------------------------
                  (continued)
                  -----------

         Liabilities were approximately $46,300,000 at December 31, 2007 compared to approximately $42,700,000 at December 31, 2006, reflecting the following changes:

                                                                                        Increase
                                                      2007              2006           (Decrease)
                                                      ----              ----           ----------
                                                         ($ in thousands)
Accounts payable and accrued expenses               $   115           $    52            $   63
Accrued real estate taxes                                 9                18                (9)
Accrued interest                                     33,964            30,341             3,623
Credit agreements - primary
  lender                                                500               500                 -
Notes payable                                         1,198             1,198                 -
Convertible subordinated
  debentures payable                                  9,059             9,059                 -
Convertible debentures payable                        1,500             1,500                 -
                                                    -------           -------            ------
                                                    $46,345           $42,668            $3,677
                                                    =======           =======            ======

         The $63,000 increase in accrued expenses is due to expenses incurred during the first quarter of 2007 on a parcel of property located in Citrus County requiring some environmental remediation. The $3,623,000 increase in accrued interest at December 31, 2007 compared to year-end 2006 reflects changes in the following:

                                                                                        Increase
                                                      2007               2006          (Decrease)
                                                      ----               ----          ----------
                                                         ($ in thousands)
Primary Lender                                      $   105            $    39           $   66
Debentures                                           31,293             27,854            3,439
Other                                                 2,566              2,448              118
                                                    -------            -------           ------
                                                    $33,964            $30,341           $3,623
                                                    =======            =======           ======

         The accrued interest relating to debentures increased due to the nonpayment of previously accrued interest on the Company's debentures (see Notes 8 and 9 to the consolidated financial statements under Item 7).

         The Company's stockholders' deficiency increased to $44,621,000 at December 31, 2007 from a $40,894,000 stockholders' deficiency at December 31, 2006, reflecting the 2007 operating loss of $3,727,000.


New Accounting Standards
------------------------

         In December 2007 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 160 "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51" effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect this statement to have a material impact on the results of operations or financial position.

Item 6.           Management's Discussion and Analysis or Plan of Operation
-------           ---------------------------------------------------------
                  (continued)
                  -----------


         As revised in 2007, the FASB issued SFAS No. 141R, "Business Combinations", a revision of SFAS No. 141 effective for business combinations for which the acquisition date is on or after December 15, 2008. The Company does not expect this statement to have a material impact on the results of operations or financial position.

         In February 2007 FASB issued SFAS 159 "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS No. 115" effective for fiscal years that begin after November 15,2007. The Company does not expect this statement to have a material impact on the results of operations or financial position.

         In September 2006 the FASB issued SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" effective as of the end of the fiscal year ending after June 15, 2007. Management has determined that the implementation of SFAS No. 158 will not have an effect on the Company's financial statements.

         In September 2006 the FASB issued SFAS 157 "Fair Value Measurements" effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. The Company does not expect this statement to have a material impact on the results of operations or financial position.

         In June 2006 the FASB issued FIN 48 "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109" effective for fiscal years beginning after December 15, 2006. Management has determined that the implementation of FIN 48 will not have an effect on the Company's financial statements.

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140". SFAS No. 156 became effective for fiscal years beginning after September 15, 2006. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability at fair value, if possible, each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain conditions. Management has determined that the implementation of SFAS No. 156 will not have an effect on the Company's financial statements.

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

Item 6.           Management's Discussion and Analysis or Plan of Operation
-------           ---------------------------------------------------------
                  (continued)
                  -----------


Forward Looking Statements
--------------------------

         The discussion set forth in this Item 6, as well as other portions of this Form 10-KSB, may contain forward-looking statements. Such statements are based upon the information currently available to management of the Company and management's perception thereof as of the date of the Form 10-KSB. When used in this Form 10-KSB, words such as "anticipates," "estimates," "believes," "expects," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Such statements are subject to risks and uncertainties. Actual results of the Company's operations could materially differ from those forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to: changes in the real estate market in Florida and the counties in which the Company owns any property; institution of legal action by the bondholders for collection of any amounts due under the subordinated convertible debentures (notwithstanding the Company's belief that at least a portion of such actions might be barred under applicable statute of limitations); continued failure by governmental authorities to make a decision with respect to the Suncoast Expressway as described under Item 1; changes in management strategy; and other factors set forth in reports and other documents filed by the Company with the Securities and Exchange Commission from time to time.

Item 7.           Financial Statements
-------           --------------------
                  Report of Independent Registered Public Accounting Firm
                  -------------------------------------------------------

Board of Directors and Stockholders
PGI, Incorporated
St. Louis, Missouri

We have audited the accompanying consolidated statements of financial position of PGI Incorporated and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PGI Incorporated and Subsidiaries at December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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


                                          /s/ BKD, LLP
St. Louis, Missouri
March 28, 2008

                                      PGI INCORPORATED AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                         December 31, 2007 and 2006


                                    ASSETS                                                LIABILITIES
                                    ======                                                ===========
                                  2007         2006                                       2007          2006
                                  ----         ----                                       ----          ----

Cash and cash equivalents      $16,000       $3,000     Accounts payable and          $115,000       $52,000
                                                        accrued expenses (Note 6)
Restricted cash (Note 3)         5,000        5,000
                                                        Accrued real estate taxes        9,000        18,000
Receivables (Note 14)          878,000      926,000     (Note 6)

Land and improvement           639,000      641,000
Inventories (Note 4)                                    Accrued Interest:
                                                        Primary Lender                 105,000        39,000
Other assets (Note 5)          186,000      199,000     Debentures (Notes 8 & 9)    31,293,000    27,854,000
                                                        Other (Note 8)               2,566,000     2,448,000

                                                        Credit Agreements (Note 7)
                                                        Primary Lender                 500,000       500,000
                                                        Notes payable                1,198,000     1,198,000
                                                        Subordinated convertible
                                                        debentures payable           9,059,000     9,059,000
                                                        (Note 8)

                                                        Convertible debentures
                                                        payable (Note 9)             1,500,000     1,500,000
                                                                                     ---------     ---------

                                                        Commitments and             46,345,000    42,668,000
                                                                                    ----------    ----------
                                                        Contingencies (Note 13)

                                                        STOCKHOLDERS' DEFICIENCY
                                                        ========================
                                                        Preferred stock, par
                                                        value $1.00 per share;
                                                        authorized 5,000,000
                                                        shares; 2,000,000 Class
                                                        A cumulative convertible
                                                        Shares issued and
                                                        outstanding;
                                                        (liquidation preference
                                                        of $8,000,000 and
                                                        cumulative dividends)
                                                        (Note 11)                    2,000,000     2,000,000

                                                        Common stock, par
                                                        value $.10 per share;
                                                        authorized 25,000,000
                                                        shares; 5,317,758
                                                        shares issued and
                                                        outstanding
                                                        (Note 11)                      532,000       532,000
                                                        Paid-in capital             13,498,000    13,498,000

                                                        Accumulated deficit        (60,651,000)  (56,924,000)
                                                                                   ------------ ------------
                                                                                   (44,621,000)  (40,894,000)
                           -----------   ----------                                ------------ ------------
                           $ 1,724,000   $1,774,000                                $ 1,724,000  $  1,774,000
                           ===========   ==========                                ============ ============

                         See accompanying notes to consolidated financial statements

                                     PGI INCORPORATED AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                   Years ended December 31, 2007 and 2006

                                                                   2007                            2006
                                                                   ----                            ----
Revenues:
         Real estate sales (Note 2)                             $    30,000                     $    10,000
         Interest income                                             86,000                          83,000
         Other income (Note 2)                                        1,000                         327,000
                                                                -----------                     -----------
                                                                    117,000                         420,000
                                                                -----------                     -----------

Costs and expenses:
         Cost of real estate sales (Note 2)                           5,000                               -
         Interest                                                 3,623,000                       3,285,000
         Taxes and assessments                                       20,000                          21,000
         Consulting and accounting                                   41,000                          41,000
         Legal and professional                                     101,000                          46,000
         General and administrative                                  54,000                          65,000
                                                                -----------                     -----------
                                                                  3,844,000                       3,458,000
                                                                -----------                     -----------

Net (Loss)                                                      $(3,727,000)                    $(3,038,000)
                                                                ===========                     ===========

(Loss) Per Share Available to Common
  Stockholders - Basic and Diluted (Note 16)                          $(.82)                          $(.69)
                                                                      =====                           =====

                        See accompanying notes to consolidated financial statements.

                                   PGI INCORPORATED AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 Years ended December 31, 2007 and 2006


                                                                               2007            2006
                                                                               ----            ----
Cash flows from operating activities:

Cash received from operations:
      Collections from real estate sales and receivables on such sales       $ 30,000        $  10,000
      Interest received                                                       129,000           53,000
      Other operating receipts                                                  1,000           15,000
                                                                             --------        ---------
                                                                              160,000           78,000
                                                                             --------        ---------

Cash expended for operations:
      Payments for real estate sales                                            3,000                -
      Interest paid                                                                 -           32,000
      Taxes and assessments                                                    39,000            1,000
      Consulting and accounting                                                47,000           39,000
      Legal and professional                                                   10,000           49,000
      General and administrative                                               54,000           64,000
                                                                             --------        ---------
                                                                              153,000          185,000
                                                                             --------        ---------

      Net cash flow provided by (used in) operating activities                  7,000         (107,000)
                                                                             --------        ---------

Cash flows from investing activities:
      Net borrowings (repayments) of notes receivable                           6,000         (273,000)
      Purchases of inventory and deferred expenditures                              -          (16,000)
      Proceeds from release of restricted cash                                      -          252,000
                                                                             --------        ---------
Net cash flow provided by (used in) investing activities                        6,000          (37,000)
                                                                             --------        ---------





Net increase (decrease) in cash and cash equivalents                           13,000         (144,000)

Cash and cash equivalents at beginning of year                                  3,000          147,000
                                                                             --------        ---------
Cash and cash equivalents at end of year                                     $ 16,000        $   3,000
                                                                             ========        =========



                      See accompanying notes to consolidated financial statements.

                                   PGI INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 Years ended December 31, 2007 and 2006


                                                                            2007               2006
                                                                            ----               ----
Reconciliation of net (loss) to net cash provided by (used in)
      operating activities:

Net (loss)                                                              $(3,727,000)       $(3,038,000)

Adjustments to reconcile net (loss) to net cash provided by
      (used in) operating activities:
         Earnings capitalized into restricted cash                                -             (2,000)

(Increase) decrease in assets:
      Other receivables                                                      42,000            (19,000)
      Land and improvement inventories-net                                    2,000                  -
      Prepaid expenses and deposits                                          14,000             (9,000)
Increase (decrease) in liabilities:
      Accounts payable and accrued expenses                                  63,000              2,000
      Accrued real estate taxes                                             (10,000)          (294,000)
      Accrued interest                                                    3,623,000          3,253,000
                                                                        -----------        -----------


Net cash flow provided by (used in) operating activities                $     7,000        $  (107,000)
                                                                        ===========        ===========



                      See accompanying notes to consolidated financial statements.

                                           PGI INCORPORATED AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                        Years ended December 31, 2007 and 2006


                             Preferred Stock                    Common Stock
                             ---------------                    ------------                             Accumulated
                           Shares     Par Value              Shares     Par Value    Paid-In Capital        Deficit
                           ------     ---------              ------     ---------    ---------------        -------

Balances at 1/1/06       2,000,000    $2,000,000           5,317,758     $532,000      $13,498,000       $(53,886,000)

Net Loss                         -             -                   -            -                -         (3,038,000)
                         ---------    ----------           ---------     --------      -----------       ------------
Balances at 12/31/06     2,000,000    $2,000,000           5,317,758     $532,000      $13,498,000       $(56,924,000)

Net Loss                         -             -                   -            -                -         (3,727,000)
                         ---------    ----------           ---------     --------      -----------       ------------
Balances at 12/31/07     2,000,000    $2,000,000           5,317,758     $532,000      $13,498,000       $(60,651,000)
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

                       PGI INCORPORATED AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)

New Accounting Standards
------------------------

         In December 2007 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 160 "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51" effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect this statement to have a material impact on the results of operations or financial position.

         As revised in 2007, the FASB issued SFAS No. 141R, "Business Combinations", a revision of SFAS No. 141 effective for business combinations for which the acquisition date is on or after December 15, 2008. The Company does not expect this statement to have a material impact on the results of operations or financial position.

         In February 2007 FASB issued SFAS 159 "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of SFAS No. 115" effective for fiscal years that begin after November 15,2007. The Company does not expect this statement to have a material impact on the results of operations or financial position.

         In September 2006 the FASB issued SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" effective as of the end of the fiscal year ending after June 15, 2007. Management has determined that the implementation of SFAS No. 158 will not have an effect on the Company's financial statements.

         In September 2006 the FASB issued SFAS 157 "Fair Value Measurements" effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. The Company does not expect this statement to have a material impact on the results of operations or financial position.

         In June 2006 the FASB issued FIN 48 "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109" effective for fiscal years beginning after December 15, 2006. Management has determined that the implementation of FIN 48 will not have an effect on the Company's financial statements.

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140". SFAS No. 156 became effective for fiscal years beginning after September 15, 2006. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability at fair value, if possible, each time it undertakes an obligation to service a financial asset by entering into a servicing contract under certain conditions. Management has determined that the implementation of SFAS No. 156 will not have an effect on the Company's financial statements.

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


2.       Real Estate Sales and Other Income:
         -----------------------------------

Real estate sales and cost of sales consisted of:

                                                        2007                       2006
                                                        ----                       ----

         Homesite/acreage sales                      $  30,000                  $  10,000
         Cost of Sales                                   5,000                          -
                                                     ---------                  ---------
         Gross Profit Margin                         $  25,000                  $  10,000
                                                     =========                  =========

         In the first quarter of 2007, the Company completed the sale of a single family lot at the price of $30,000.

         In the second quarter of 2006, the Company completed the sale of a small piece of land at the price of $10,000. This odd remnant of a lot was not carried for any value on the Company's books.

         Other income for the years 2007 and 2006 was $1,000 and $327,000, respectively. The other income for 2006 includes $312,000 which resulted from the reversal of accrued real estate taxes due to the ultimate conclusion of the lawsuit in Citrus County regarding the 1997 agricultural exemption status of the Company's undeveloped Sugarmill Woods property.

                       PGI INCORPORATED AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)


3.       Restricted Cash:
         ----------------

         Restricted cash includes restricted proceeds held by PGIP,LLC ("PGIP"), the Primary Lender, as collateral for debt repayment. (See Note 14)

         The restricted escrow funds balance was $5,000 at both December 31, 2007 and December 31, 2006. The Company utilized $220,000 of the primary lender restricted escrow in 2006 to invest in a short-term note with an affiliate of L-PGI, the Company's preferred shareholder, Love Investment Company, and utilized $32,000 for interest payments to PGIP on the primary lender debt. Interest earned on the restricted cash in 2007 was $40.


4.       Land and Improvements:
         ----------------------
         Land and improvement inventories consisted of:

                                                                2007              2006
                                                                ----              ----
                  Unimproved land                             $625,000          $625,000
                  Fully improved land                           14,000            16,000
                                                              --------          --------
                                                              $639,000          $641,000
                                                              ========          ========

5.       Other Assets:
         -------------
         Other assets consisted of:

                                                                2007             2006
                                                                ----             ----
                  Deposit with Trustee of 6 1/2%
                     debentures                               $180,000         $172,000
                  Prepaid Expenses                               5,000            5,000
                  Deferred Charges                               1,000           22,000
                                                              --------         --------
                                                              $186,000         $199,000
                                                              ========         ========

6.       Accounts Payable and Accrued Expenses:
         --------------------------------------
         Accounts payable and accrued expenses consisted of:

                                                                2007             2006
                                                                ----             ----
                  Accounts payable                            $  9,000         $ 12,000
                  Accrued audit/tax expense                     33,000           32,000
                  Accrued consulting fees                        2,000            2,000
                  Accrued accounting services                        -            5,000
                  Accrued miscellaneous                         71,000            1,000
                                                              --------         --------
                                                              $115,000         $ 52,000
                                                              ========         ========

         Accrued Real Estate Taxes:
         --------------------------
         Accrued real estate taxes consisted of:


                  Current                                     $  9,000         $ 18,000
                                                              ========         ========

                       PGI INCORPORATED AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)


7.       Credit Agreements - Primary Lender and Notes Payable:
         -----------------------------------------------------
         Credit agreements with the Company's primary lender and notes payable consisted of the following:

                                                                 2007              2006
                                                                 ----              ----
         Credit agreements - primary lender
         (Balance is past due, bearing interest at
         prime plus 5.0%):                                    $  500,000        $  500,000

         Notes payable -
            $1,176,000 bearing interest at prime
            rate plus 2%, the remainder bearing
            interest at 12%, all past due                      1,198,000         1,198,000
                                                              ----------        ----------
                                                              $1,698,000        $1,698,000
                                                              ==========        ==========

The prime rate at December 31, 2007 and 2006 was 7.25% and 8.25% respectively.

         At December 31, 2007 assets collateralizing the Company's credit agreements with its primary lender totaled $644,000, of which $5,000 represented escrow held by the primary lender, and $639,000 represented land and improvement inventories.

         The overall weighted average interest rate for the Company's credit agreements with its primary lender and all remaining notes and mortgages was approximately 10.9% as of December 31, 2007 and 10.8% as of December 31, 2006.

         Although substantially all of the Company's real and personal property including all of the stock of the Company's wholly-owned subsidiaries remains pledged as collateral, the Company negotiated agreements with its mortgage holders to allow the Company to sell part of its land holdings without requiring full payment of the secured debt.

         Accrued interest on other notes payable was $2,566,000 and $2,448,000 at December 31, 2007 and 2006, respectively.

         All of the primary lender debt and notes payable are past due.

8.       Subordinated Convertible Debentures Payable:
         --------------------------------------------
         Subordinated debentures payable consisted of:

                                                                   2007                      2006
                                                                   ----                      ----
                  6 1/2%, due June 1991                         $1,034,000                $1,034,000
                  6%, due May 1992                               8,025,000                 8,025,000
                                                                ----------                ----------
                                                                $9,059,000                $9,059,000
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

                       PGI INCORPORATED AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)


         The Company is in default of certain sinking fund and interest payments on both subordinated debentures totaling $9,059,000 in principal plus accrued and unpaid interest of $14,148,000 at December 31, 2007 and $13,106,000 as of December 31, 2006.

         The debentures are not collateralized and are not subordinated to each other, but are subordinated to senior indebtedness ($3,198,000 at December 31, 2007). Payment of dividends on the Company's common stock is restricted under the terms of the two indentures pursuant to which the outstanding debentures are issued.

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

         Accrued interest was $17,144,000 and $14,748,000 at December 31, 2007 and 2006 respectively.

                       PGI INCORPORATED AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)


10.      Income Taxes:
         -------------

         Reconciliation of the statutory federal income tax rates, 34% for the years ended December 31, 2007 and 2006, to the Company's effective income tax rates follows:

                                                  2007                                         2006
                                                  ----                                         ----
                                                                    ($ in thousands)
                                                         Percent of                                 Percent of
                                   Amount of tax        Pre-tax Loss            Amount of Tax      Pre-tax loss
                                   -------------        ------------            -------------      ------------
Expected tax (credit)                $  (1,243)            (34.0%)                $(1,033)            (34.0%)
State income taxes, net of                (146)             (4.0%)                   (122)             (4.0%)
  federal tax benefits
Increase in valuation allowance
                                         1,389              38.0%                   1,155              38.0%
                                     ---------             ------                 -------             ------
                                     $       -                  -                 $     -                  -
                                     =========             ======                 =======             ======



         At December 31, 2007, the Company had an operating loss carryforward of approximately $ 35,700,000 which will expire at various dates through 2027.

                                                                    2007               2006
                                                                    ----               ----
                                                                       ($ in thousands)
Deferred tax asset:
         Net operating loss carryover                             $ 13,561           $ 15,884
         Adjustments to reduce land to net
            realizable value                                            12                 12
         Expenses capitalized under IRC 263(a)                          56                 56
         Environmental liability                                        70                  -
         Valuation allowance                                       (13,527)           (15,780)
                                                                  --------           --------
                                                                  $    172           $    172
Deferred tax liability:
         Basis difference of land and
            improvement inventories                               $    172           $    172
                                                                  --------           --------

Net deferred tax asset                                            $      -           $      -
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

         The holders of the preferred stock are entitled to one vote per share and, except as provided by law, will vote as one class with the holders of the common stock. Class A preferred stockholders are also entitled to receive cumulative dividends at the annual rate of $.32 per share, an effective yield of 8%. Dividends accrued for an initial two year period and, at the expiration of this period, preferred stockholders had the option of receiving accumulated dividends, when and if declared by the Board of Directors, in cash (unless prohibited by law or contract) or common stock. At December 31, 2007 cumulative preferred dividends in arrears totaled $8,115,000 ($640,000 of which related to the year ended December 31, 2007). On May 15, 1997 preferred dividends accrued through April 25, 1995 totaling $4,260,433 were paid in the form of 2,000,203 shares of common stock.

         As of December 31, 2007, the preferred stock is callable or redeemable at the option of the Company at $4.00 per share plus accrued and unpaid dividends. In addition, the preferred stock will be entitled to preference of $4.00 per share plus accrued and unpaid dividends in the event of liquidation of the Company.

         At December 31, 2007 the Company had reserved 6,355,356 common shares for the conversion of preferred stock and debentures.

12.      Quarterly Results:
---      ------------------

         There were no significant transactions in the fourth quarter of 2007.

                       PGI INCORPORATED AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)

13.      Commitments and Contingencies:
         ------------------------------

         The Company is currently not a party in any legal proceedings.

14.      Related Party Transactions:
         ---------------------------

         As of December 31, 2007 the Company was in default of its primary credit agreements with PGIP, its Primary Lender.

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

         In addition, the Company receives office space, telephone service and computer service from LREC. A fee of $2,800 per month was accrued in 2007 and 2006. The Company made payments of $39,200 and $28,000 to LREC in 2007 and 2006 respectively for accounting service fees. Accrued accounting service fees were $0 and $6,000 as of December 31, 2007 and 2006, respectively.

                       PGI INCORPORATED AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)


         Effective March 25, 1987, the Company entered into a Management Consulting Agreement with LREC. As a consultant to the Company and in addition to the above services, LREC provides other services including, but not limited to, strategic planning, marketing and financing as requested by the Company. In consideration for these consulting services, the Company pays LREC a quarterly consulting fee of one-tenth of one percent of the carrying value of the Company's assets, plus reasonable out-of-pocket expenses. As of December 31, 2007, the carrying value of the Company's assets was approximately $1,724,000. Consulting fees were $7,000 in both 2007 and 2006, respectively. As of December 31, 2007 and 2006, a total of $2,000, respectively, of unpaid fees had accrued under this agreement.

         In 1985 a corporation owned by the former Chairman of the Board and his family made an uncollateralized loan to the Company, which at December 31, 2007 had an outstanding balance, including accrued interest, of $530,000. Interest accrued on this loan was $18,000 for the years 2007 and 2006, respectively.

         From time to time, the Company invests in short-term debt obligations of an affiliate of L-PGI, the Company's preferred shareholder, Love Investment Company. The balance of this receivable at December 31, 2007 and 2006 was $867,000 and $873,000, respectively. Interest on the loans was $77,000 and $72,000 for 2007 and 2006, respectively.

         In 2007 and 2006 the Company incurred expenses totaling $1,000 and $18,000, respectively, for the services of Hallmark Senior Housing, Inc., a related entity, to handle analysis of real estate owned and options available.

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

                       PGI INCORPORATED AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)

Accounts Payable:

         The carrying amount approximates fair value because of the short-term maturity of those debts. The estimated fair values of the Company's financial instruments are as follows:

                                             2007                              2006
                                             ----                              ----
                                  Carrying          Fair            Carrying          Fair
                                   Amount           Value            Amount           Value
                                   ------           -----            ------           -----

Cash and Restricted Cash        $    21,000       $ 21,000        $     8,000       $  8,000
Receivables                         878,000        878,000            926,000        926,000
Accounts Payable                      9,000          9,000             12,000         12,000
Debt                             12,257,000              -         12,257,000              -

16.      (Loss) Per Share:
         -----------------

         The following is a summary of the calculations used in computing basic and diluted (loss) per share:

                                                  2007                   2006
                                                  ----                   ----
Numerator:
Net (Loss)                                     $(3,727,000)          $(3,038,000)
Preferred Dividends                               (640,000)             (640,000)
                                               -----------           -----------
(Loss) Available to
  Common Shareholders                          $(4,367,000)          $(3,678,000)
                                               ===========           ===========

Denominator:
BASIC
Weighted average amount of shares
         outstanding                             5,317,758             5,317,758
                                               ===========           ===========

DILUTED
Weighted average amount of shares
         outstanding                             5,317,758             5,317,758
Dilutive effect of assumed conversion
         of Preferred Stock                              -                     -
                                               -----------           -----------
Dilutive common shares                           5,317,758             5,317,758
                                               ===========           ===========

(Loss) per share
         Basic                                       $(.82)                $(.69)
         Diluted                                      (.82)                 (.69)

Item 8.           Changes in and Disagreements with Accountants on Accounting
-------           -----------------------------------------------------------
                  and Financial Disclosure
                  ------------------------

         Not Applicable.

Item 8A.          Controls and Procedures
--------          -----------------------

         The Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) under the supervision and with the participation of the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") of the Company. Based on this evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of December 31, 2007. There have been no changes in the Company's internal control over financial reporting during the Company's fourth fiscal quarter ending December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting
----------------------------------------------------------------

         Management of PGI Incorporated (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

Item 8A.          Controls and Procedures (continued)
-------           -----------------------------------

         Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concludes that, as of December 31, 2007, the Company's internal control over financial reporting is effective.

         This annual report on Form 10-KSB does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report herein.


Item 8B.          Other Information
--------          -----------------

         Not Applicable

                                   PART III
                                   --------

Item 9.           Directors, Executive Officers, Promoters, Control Persons,
-------           ----------------------------------------------------------
                  and Corporate Governances; Compliance with Section 16(a) of
                  -----------------------------------------------------------
                  the Exchange Act
                  ----------------

         The following information, regarding executive officers and directors of the Company, is as of March 25, 2008.

                               Position with Company and Business Experience
Name and Age                   During the Last Five Years
------------                   ------------------------------------------------

Laurence A. Schiffer           Director of the Company since April 1987;
         (age 68)              President, Chief Executive Officer and Chief
                               Financial Officer of the Company since
                               February 1994; Vice Chairman of the Board since May 1987; President and Chief
                               Executive Officer of Love Real Estate
                               Company and Love Investment Company since
                               1973; Chairman of Heartland Bank and
                               President of LSHC, the parent company of Heartland Bank since December 1985;
                               Manager of PGIP since 1995; member of the Real Estate Board of Metropolitan St.
                               Louis and the National Association of Real
                               Estate Boards.

Andrew S. Love Jr.             Director and Chairman of the Company's Board of
         (age 64)              Directors since May 1987;  Secretary since
                               February 1994; Chairman of the Board of Love
                               Real Estate Company and Secretary of Love
                               Investment Company since 1973; Partner in St.
                               Louis based law firm of Bryan, Cave, McPheeters
                               & McRoberts until 1991; Director of Heartland
                               Bank and Chairman of LSHC, the parent company of Heartland Bank since December 1985; Manager of PGIP since 1995.

         Executive officers of the Company are appointed annually by the Board of Directors to hold office until their successors are appointed and qualify.

         The directors of the Company have determined that the Company does not have an audit committee financial expert serving on its board of directors (which acts as the Company's audit committee). In addition, the Company has not adopted a code of ethics that applies to its principal executive officer and principal financial officer (principal accounting officer). The Company's decision not to adopt a code of ethics or to have an audit committee financial expert are primarily attributable to the following reasons: (i) as a result of its continuing financial difficulties due to amounts owed on its debt, the Company is focused almost exclusively on the disposition of its remaining real estate; (ii) as described in Item 5, there have been no reported transactions in the Company's Common Stock since January 29, 1991, other than the odd lot tender offer in 2003; (iii) the board of directors of the Company consists of only two directors and these two directors are also the only executive officers of the Company; and (iv) the same person serves as the Company's chief executive officer and chief financial officer.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

         The Company was not furnished any Forms 3, 4 or 5, or any amendments thereto, during our most recent fiscal year. Accordingly, the Company is not aware of any officer, director or beneficial owner of more than 10 percent of the Company's registered securities that failed to file on a timely basis Forms 3, 4 and 5 required under Section 16(a) of the Securities Exchange Act of 1934, as amended, during fiscal year ended 2007.

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

         Neither Mr. Schiffer nor Mr. Love received fees from any source directly attributable to their services as directors of the Company during 2007.

Item 11.          Security Ownership of Certain Beneficial Owners and
--------          ---------------------------------------------------
                  Management and Related Stockholder Matters
                  ------------------------------------------

         The table below provides certain information as of March 25, 2008 regarding the beneficial ownership of the Common Stock and the Class A cumulative convertible preferred stock (the "Preferred Stock") by each person known by the Company to be the beneficial owner of more than five percent of either the Common Stock or the Preferred Stock, each director of the Company (which persons are also the Company's only executive officers), and by virtue of the foregoing, the directors and executive officers of the Company as a group.

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



         Vernon, which was secured by these shares. The loan is in default and the Company understands that the FDIC has the right, pursuant to a pledge agreement, to vote the shares at any annual or special meeting of shareholders.
3. Information obtained from filings made with the Securities and Exchange Commission.
4. Sole voting and investment power over 405,613 shares of Common Stock; shared voting and investment power over 20,901 shares of Common Stock included in the table which are owned by Mr. John's wife; sole voting and investment power over the 125,000 shares of Preferred Stock.
5. The controlling general partner of L-PGI is Love Investment Company, a Missouri Corporation owned by Mr. Love, Love family members and trusts, the Estate of Martha Love Symington and Mr. Schiffer. Messrs. Love and Schiffer serve as the executive officers and directors of Love Investment Company.
6. These shares are the same shares owned by L-PGI and PGIP, LLC (2,509 shares of Common Stock). Mr. Love is an indirect owner of L-PGI and PGIP, LLC. See Footnote 5 above and Item 12. "Certain Relationships and Related Transactions, and Directors Independence" for more information. Accordingly, Mr. Love has shared voting and investment power over all of these shares.
7. These shares are the same shares owned by L-PGI and PGIP, LLC (2,509 shares of Common Stock). Mr. Schiffer is an indirect owner of L-PGI and PGIP, LLC. See Footnote 5 above and Item 12. "Certain Relationships and Related Transactions, and Directors Independence" for more information. Accordingly, Mr. Schiffer has shared voting and investment power over all of these shares.
8. These shares are the same shares reflected in Footnotes 5, 6 and 7. See Footnote 5 above and Item 12. "Certain Relationships and Related Transactions, and Directors Independence" for more information.
9.       Addresses for beneficial owners are as follows:

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

         Alfred M. Johns                    Andrew S. Love, Jr.
         One Woodland Drive                 212 So. Central, Suite 201
         Punta Gorda, FL 33950              St. Louis, MO 63105

         As of December 31, 2007, the Company did not have a compensation plan under which its equity securities may be issued.

Item 12.          Certain Relationships and Related Transactions, and Directors
--------          -------------------------------------------------------------
                  Independence
                  ------------

         The Company's primary lender debt of $500,000 as of December 31, 2007, and which remained at this amount during all of fiscal year 2007, is with PGIP and is secured by substantially all of the Company's real estate. PGIP became the primary lender in March 1996, with the assignment by First Union, the Company's former primary bank lender, of all its right, title and interest in and to the loan documents. PGIP is 100% owned by LSHC. Messrs. Love and Schiffer own approximately 90% of all of the issued and outstanding voting stock of LSHC and serve as the directors and officers of LSHC. LSHC along with Messrs. Love and Schiffer are the managers of PGIP. There were no principal or interest payments made during fiscal year 2007 to PGIP with respect to this debt. See also Note 7 to the Notes to Consolidated Financial Statements.

         As further security to the primary lender indebtedness with PGIP, a restricted proceeds escrow was established in connection with the closing of the bulk acreage sale in May 1998. The escrow agreement permits funds to be paid (i) as requested by PGI and agreed to by PGIP, or (ii) as deemed necessary and appropriate by PGIP to protect its interest in the remaining real estate, including its right to receive principal and interest payments on the indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company. The restricted escrow balance was $ 5,000 at both December 31, 2007 and 2006, respectively. The Company utilized $220,000 of the primary lender restricted escrow in 2006 to invest in a short-term note with Love Investment Company, an affiliate of L-PGI, the Company's primary preferred shareholder, and utilized $32,000 for interest payments to PGIP on the primary lender debt. Interest earned on the restricted cash in 2007 was $40.

         The Company maintains its administration and accounting offices with the offices of LREC in St. Louis, Missouri. LREC, a Missouri Corporation, is an affiliate of L-PGI, and is located at 212 South Central Avenue, Suite 100, St. Louis, Missouri 63105. A fee of $2,800 per month was accrued in 2007 and 2006 and the Company made payments of $39,200 and $28,000 to LREC in 2007 and 2006 respectively, for the services described in the next paragraph. Accrued accounting service fees were $0 and $6,000 as of December 31, 2007 and 2006, respectively.

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

         Effective as of March 25, 1987, the Company entered into the Management Agreement with LREC. As a consultant to the Company and in addition to the above services, LREC provides other services including, but not limited to, strategic planning, marketing, and financing as requested by the Company. In consideration for these consulting services, the Company pays LREC a quarterly consulting fee of one-tenth of one percent of the book value of the Company's assets, plus reasonable out-of-pocket expenses. As of December 31, 2007, the book value of the Company's assets was approximately $1.7 million. Consulting fees totaling $7,000 were accrued during 2007 and 2006, respectively. The Company made payments of $7,000 and $11,000 in 2007 and 2006, respectively for consulting fees. As of both December 31, 2007 and 2006, a total of $2,000, respectively, of unpaid fees had accrued under the Management Agreement.

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

         In 1989, the Company sold an aggregate $2,282,451 principal amount of the Convertible Debentures ("Debentures") in a private placement to Love-1989 Florida Partners, L.P. ("Love-1989"). The controlling general partner of Love-1989 is Love Investment Company, which is owned by Mr. Love, Love family members and trusts and Mr. Schiffer. The above purchase by Love-1989 of the Debentures was funded in part with a loan from L-PGI. Love-1989 repaid the debt to L-PGI in full, in part by transferring a portion of the Debentures held by Love-1989 to L-PGI. In July 1992, as partial consideration for the Company's conveyance of 350 acres of property to L-PGI, the Company retired $782,000 in principal amount of the Debentures held by L-PGI together with $389,000 in accrued interest. The maturity date on all of the remaining Debentures was extended to July 8, 1997. The Debentures are past due and in default.

         The Debentures were in part collateralized by a second mortgage in favor of Love-1989 on 650 acres of the property owned by the Company, which was sold in May 1998. The 350 acres transferred to L-PGI as described above were also included in the property sold. Messrs. Love and Schiffer caused the Company to grant a second mortgage on the remaining 366 acre parcel of property located in Hernando County, Florida to Love-1989 and in their capacities as control persons of Love-1989, they caused Love-1989 to release its second mortgage on the 650 acres of the property sold and they caused the Company to grant a security interest to Love-1989 behind that held by PGIP in the restricted proceeds escrow which is under the control of Messrs. Love and Schiffer since they and a company they control are the managers of PGIP.

         As of and during December 31, 2007, Love-1989 held $796,950 in principal amount of the Debentures with respect to which there was as of December 31, 2007 accrued and unpaid interest in the amount of $9,182,000. In 1990, $703,050 in principal amount of the Debentures was transferred by Love-1989 to one of its (now former) limited partners. That former limited partner continues to hold such Debentures and as of December 31, 2007 there was accrued and unpaid interest with respect thereto in the amount of $7,963,000. Interest on the Debentures accrues at the rate of fourteen percent compounded quarterly, and no interest payments were made during December 31, 2007.

         In 1985, a corporation owned by Alfred M. Johns, the former Chairman of the Company, and his family made an uncollateralized loan to the Company, which during and at December 31, 2007 had an outstanding balance, excluding accrued interest, of $176,000. This loan is past due. Besides being a direct owner of Common and Preferred Stock, Mr. Johns has no other direct or indirect affiliations with the Company.

         From time to time, the Company invests in short term debt obligations with an affiliate of L-PGI, the Company's preferred shareholder, Love Investment Company. The balance of this receivable at December 31, 2007 and 2006 was $867,000 and $873,000, respectively. Interest on such receivables was $77,000 and $72,000 for 2007 and 2006, respectively.

         In 2007 and 2006, the Company incurred expenses totaling $1,000 and $18,000, respectively, for the services of Hallmark Senior Housing, Inc., a related entity, to provide analysis of real estate owned and options available.

         The Company believes that the affiliated transactions are on terms comparable to those which would be obtained from unaffiliated persons.

         Neither of the two directors of the Company is independent pursuant to the definition of "independent director" set forth in the American Stock Exchange Company Guide because both of them are executive officers of the Company. The Company does not have a separate designated audit, compensation or nominating committee or committee performing similar functions.

Item 13.          Exhibits
--------          --------

         Reference is made to the Exhibit Index contained on page 38 herein for a list of exhibits required to be filed under this Item.

Item 14.          Principal Accountant Fees and Services
--------          --------------------------------------

         Audit and tax fees rendered by BKD, LLP, the principal accountant of the Company, for the fiscal years ended December 31, 2007 and December 31, 2006 were:

                                                    2007          2006
                                                    ----          ----
                Audit Fees                         $31,100       $28,600
                Audit Related Fees                       0             0
                Tax Fees                             3,900         4,100
                All Other Fees                           0             0
                                                   -------       -------
                                                   $35,000       $32,700
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

Date:  March 31, 2008                       By:/s/ Laurence A. Schiffer
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

Signature                              Title                               Date

/s/ Andrew S. Love                     Chairman of the Board               March 31, 2008
-------------------------------        Secretary
Andrew S. Love


/s/ Laurence A. Schiffer               Vice Chairman of the Board,         March 31, 2008
-------------------------------        President, Principal Executive
Laurence A. Schiffer                   Officer, Principal Financial
                                       Officer, and Principal Accounting
                                       Officer

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