Form 10-Q
period 2008-03-31
PGI INC
filed 2008-05-14
CIK 81157

                     U.S SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10 - Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended     March 31, 2008
                                                 ----------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to _________________

         Commission File Number        1-6471
                                --------------------

         PGI INCORPORATED
         ----------------
         (Exact name of registrant as specified in its charter)

                           FLORIDA                             59-0867335
         ----------------------------------------------    -------------------
         (State or other jurisdiction of incorporation)    (I.R.S. Employer
                                                           Identification No.)

         212 SOUTH CENTRAL, SUITE 100, ST. LOUIS, MISSOURI 63105
         -------------------------------------------------------
         (Address of principal executive offices)

         (314) 512-8650
         --------------
         (Registrant's telephone number)

         N/A
         ---------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal year, if changed since last report)

         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.     Yes     X       No
                          ---------      ---------

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of "large accelerated filer", "accelerated filer" and "smaller reporting Company" in Rule 12b-2 of the Exchange Act. (Check one):

            Large accelerated filer_______   Accelerated filer_________
            Non-accelerated filer_________   Smaller reporting company    X
                                                                       -------
            (Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                      Yes              No     X
                          ----------      ---------

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 11, 2008, there were 5,317,758 shares of the issuer's common stock, $.10 par value per share, outstanding.

                                    PGI INCORPORATED AND SUBSIDIARIES
                                               Form 10 - Q
                                   For the Quarter Ended March 31, 2008

                                            Table of Contents
                                            -----------------

                                                                                              Form 10 - Q
                                                                                                Page No.
                                                                                              -----------
PART I                  FINANCIAL INFORMATION

         Item 1.        Financial Statements
                        Condensed Consolidated Statements of Financial Position
                             March 31, 2008 (Unaudited) and December 31, 2007                       3

                        Condensed Consolidated Statements of Operations (Unaudited)
                             Three Months Ended March 31, 2008 and 2007                             4

                        Condensed Consolidated Statements of Cash Flows (Unaudited)
                             Three Months Ended March 31, 2008 and 2007                             5

                        Notes to Condensed Consolidated Financial Statements (Unaudited)            6

         Item 2.        Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                         12

         Item 3.        Quantitative and Qualitative Disclosures About Market Risk                 16

         Item 4.        Controls and Procedures
                                                                                                   16
PART II                 OTHER INFORMATION


         Item 1.        Legal Proceedings                                                          17

         Item1A.        Risk Factors                                                               17

         Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds                17

         Item 3.        Defaults Upon Senior Securities                                            17

         Item 4.        Submission of Matters to a Vote of Security Holders                        17

         Item 5.        Other Information                                                          17

         Item 6.        Exhibits                                                                   17

SIGNATURE                                                                                          18


EXHIBIT INDEX                                                                                      19

PART I             FINANCIAL INFORMATION
         Item 1.   Financial Statements

                                      PGI INCORPORATED AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                               ($ in thousands)
                                                                    March 31,                    December 31,
                                                                      2008                           2007
                                                                      ----                           ----
                                                                  (Unaudited)
ASSETS
     Cash and cash equivalents                                      $     2                        $    16
     Restricted cash                                                      5                              5
     Receivables                                                        874                            878
     Land and improvement inventories                                   639                            639
     Other assets                                                       184                            186
                                                                    -------                        -------
                                                                    $ 1,704                        $ 1,724
                                                                    =======                        =======

LIABILITIES
     Accounts payable & accrued expenses                            $   113                        $   115
     Accrued real estate taxes                                            4                              9
     Accrued interest:
     Primary lender                                                     119                            105
     Debentures                                                      32,210                         31,293
     Other                                                            2,590                          2,566
Credit Agreements -
     Primary lender                                                     500                            500
     Notes payable                                                    1,198                          1,198
     Subordinated debentures payable                                  9,059                          9,059
     Convertible debentures payable                                   1,500                          1,500
                                                                    -------                        -------
                                                                    $47,293                        $46,345
                                                                    -------                        -------

STOCKHOLDERS' DEFICIENCY
     Preferred stock, par value $1.00 per share; authorized
         5,000,000 shares; 2,000,000 Class A cumulative
         convertible shares issued and outstanding;
         (liquidation preference of $8,000,000 and
         cumulative dividends)                                        2,000                          2,000
     Common stock, par value $.10 per share;
         authorized  25,000,000 shares; 5,317,758
         shares issued and outstanding                                  532                            532
     Paid-in capital                                                 13,498                         13,498
     Accumulated deficit                                            (61,619)                       (60,651)
                                                                    -------                        -------
                                                                    (45,589)                       (44,621)
                                                                    -------                        -------
                                                                    $ 1,704                        $ 1,724
                                                                    =======                        =======

See accompanying notes to Condensed Consolidated Financial Statements.

Part I             Financial Information (Continued)

                       PGI INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    ($ in thousands, except per share data)
                                  (Unaudited)

                                                        Three Months Ended
                                                        ------------------
                                                   March 31,          March 31,
                                                     2008               2007
                                                     ----               ----
REVENUES
     Real Estate Sales                             $     -            $    30
     Interest Income                                    19                 22
     Other Income                                        -                  1
                                                   -------            -------
                                                        19                 53
                                                   -------            -------

COSTS AND EXPENSES
     Cost of Real Estate Sales                           -                  5
     Interest                                          955                872
     Taxes & Assessments                                 4                  5
     Consulting & Accounting                            10                 10
     Legal & Professional                                4                 93
     General & Administrative                           14                 13
                                                   -------            -------
                                                       987                998
                                                   -------            -------
NET LOSS                                           $  (968)           $  (945)
                                                   =======            =======

NET LOSS PER SHARE (*)                             $  (.21)           $  (.21)
                                                   =======            =======



* Considers the effect of cumulative preferred dividends in arrears for the three months ended March 31, 2008 and 2007.









See accompanying notes to Condensed Consolidated Financial Statements

Part I             Financial Information (Continued)

                                PGI INCORPORATED AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         ($ in thousands)
                                           (Unaudited)

                                                                          Three Months Ended
                                                                          ------------------
                                                                    March 31,           March 31,
                                                                       2008               2007
                                                                       ----               ----

Net cash provided by (used in) operating activities                   $ (14)              $  9
                                                                      -----               ----


Net increase (decrease) in cash                                         (14)                 9

Cash at beginning of period                                              16                  3
                                                                      -----               ----

Cash at end of period                                                 $   2               $ 12
                                                                      =====               ====


See accompanying notes to Condensed Consolidated Financial Statements

                       PGI INCORPORATED AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)      Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of PGI Incorporated and its subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10 - Q and therefore do not include all disclosures necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The Company's independent accountants included an explanatory paragraph regarding the Company's ability to continue as a going concern in their opinion on the Company's condensed consolidated financial statements for the year ended December 31, 2007.

         Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB annual report for 2007 filed with the Securities and Exchange Commission.

         The condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited consolidated balance sheet as of that date.

         The Company remains in default under the indentures governing its unsecured subordinated debentures and collateralized convertible debentures and in default of its primary debt obligations. (See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 7, 8, and 9 to the Company's consolidated financial statements for the year ended December 31, 2007, as contained in the Company's Annual Report on Form 10 - KSB).

         All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the three months ended March 31, 2008 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2008 or any other interim period.

 (2)     Per Share Data

         Basic per share amounts are computed by dividing net income (loss), after considering cumulative dividends in arrears on the Company's preferred stock, by the average number of common shares and common stock equivalents outstanding. For this purpose, the Company's cumulative convertible preferred stock and collateralized convertible debentures are not deemed to be common stock equivalents. The average number of common shares outstanding for the three months ended March 31, 2008 and 2007 was 5,317,758.

                       PGI INCORPORATED AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (continued)

         Diluted per share amounts are computed by dividing net income (loss) by the average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures into shares of common stock. For the three months ended March 31, 2008 and 2007, the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

         The following is a summary of the calculations used in computing basic and diluted (loss) per share for the three months ended March 31, 2008 and 2007.

                                                   Three Months Ended
                                                   ------------------
                                                March 31,        March 31,
                                                  2008             2007
                                                  ----             ----
         Net Loss                             $  (968,000)     $  (945,000)
         Preferred Dividends                     (160,000)        (160,000)
                                              -----------      -----------
         Loss Available to
                Common Shareholders            (1,128,000)      (1,105,000)
                                              ===========      ===========
         Weighted Average Number
                Of Shares Outstanding           5,317,758        5,317,758
         Basic and Diluted Loss
                Per Share                       $ (.21)          $ (.21)

(3)      Statement of Cash Flows

         The Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows", which requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. There were no payments of interest for the three month periods ended March 31, 2008 and March 31, 2007.

(4)      Restricted Cash

         Restricted cash includes restricted proceeds held by the primary lender as collateral for debt repayment.

                       PGI INCORPORATED AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (continued)

(5)      Receivables
         Net receivables consisted of:

                                                         March 31,             December 31,
                                                           2008                    2007
                                                           ----                    ----
                                                                 ($ in thousands)
         Notes receivable - related party                 $  867                  $  867
         Interest receivable - related party                   7                       2
         Other receivable                                      -                       9
                                                          ------                  ------
                                                          $  874                  $  878
                                                          ======                  ======

(6)      Land and Improvements
         Land and improvement inventories consisted of:

                                                         March 31,             December 31,
                                                           2008                    2007
                                                           ----                    ----
                                                                 ($ in thousands)
         Unimproved land                                  $  625                  $  625
         Fully improved land                                  14                      14
                                                          ------                  ------
                                                          $  639                  $  639
                                                          ======                  ======

(7)      Other Assets
         Other assets consisted of:

                                                         March 31,             December 31,
                                                           2008                    2007
                                                           ----                    ----
                                                                 ($ in thousands)
         Deposit with Trustee of 6-1/2% debentures        $  181                  $  180
         Other                                                 3                       6
                                                          ------                  ------
                                                          $  184                  $  186
                                                          ======                  ======

                       PGI INCORPORATED AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (continued)

(8)      Accounts Payable and Accrued Expenses
         Accounts payable and accrued expenses consisted of:

                                                                         March 31,      December 31,
                                                                           2008             2007
                                                                           ----             ----
                                                                              ($ in thousands)
         Accounts payable                                                $     9          $     9
         Accrued audit & professional                                         28               33
         Accrued consulting fees                                               2                2
         Accrued legal                                                         3                -
         Accrued miscellaneous                                                71               71
                                                                         -------          -------
                                                                         $   113          $   115
                                                                         =======          =======

         Accrued Real Estate Taxes consisted of:
         Current real estate taxes                                       $     4          $     9
                                                                         =======          =======


(9) Primary Lender Credit Agreements, Notes Payable, Subordinated and Convertible Debentures Payable
         Credit agreements with the Company's primary lender and notes payable consisted of the following:

                                                                         March 31,       December 31,
                                                                           2008              2007
                                                                           ----              ----
                                                                              ($ in thousands)
         Credit agreements - primary lender:
            (maturing June 1, 1997, bearing interest
            at prime plus 5%)                                            $   500          $   500
         Notes payable - $1,176,000
            bearing interest at prime plus 2%                              1,198            1,198
                                                                         -------          -------
                                                                           1,698            1,698
                                                                         -------          -------
         Subordinated debentures payable:

            At 6-1/2% interest; due June 1, 1991                           1,034            1,034
            At 6% interest; due May 1, 1992                                8,025            8,025
                                                                         -------          -------
                                                                           9,059            9,059
                                                                         -------          -------
         Collateralized convertible debentures payable:

            At 14% interest; due July 8, 1997,
            convertible into shares of common stock
            at $1.72 per share                                             1,500            1,500
                                                                         -------          -------
                                                                         $12,257          $12,257
                                                                         =======          =======


                       PGI INCORPORATED AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (continued)

(10)     Real Estate Sales and Other Income
         Real Estate Sales and Cost of Sales for the three months ended March 31, 2008 and 2007 were as follows:

                                                Three Months Ended
                                                ------------------
                                                 ($ in thousands)
                                         March 31,            March 31,
                                           2008                 2007
                                           ----                 ----
         Real Estate Sales                $   -                 $ 30
         Cost of Sales                        -                    5

         There were no sales of real estate in the first quarter of 2008.

         In the first quarter of 2007, the Company completed the sale of a single family lot at the price of $30,000.

         There was no other income for the three months ended March 31, 2008. Other income for the three months ended March 31, 2007 was $1,000 which consisted of recoveries of contracts receivable which had been fully provided for cancellation.

(11)     Income Taxes

         At December 31, 2007, the Company had an operating loss carryforward of approximately $36,000,000 to reduce future taxable income. These operating losses expire at various dates through 2027.

                       PGI INCORPORATED AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (continued)

         The following summarizes the temporary differences of the Company at March 31, 2008 and December 31, 2007 at the current statutory rate:

                                                                      March 31,           December 31,
                                                                        2008                  2007
                                                                        ----                  ----
                                                                              ($ in thousands)
         Deferred tax asset:
           Net operating loss carryforward                            $ 13,929              $ 13,561
           Adjustments to reduce land to net realizable value               12                    12
           Expenses capitalized under IRC 263(a)                            56                    56
           Environmental Liability                                          70                    70
         Valuation allowance                                           (13,895)              (13,527)
                                                                      --------              --------
                                                                           172                   172

         Deferred tax liability:
           Basis difference of land and improvement inventories            172                   172
                                                                      --------              --------
         Net deferred tax asset                                       $      -              $      -
                                                                      ========              ========

                       PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note

         The Company's most valuable remaining asset is a parcel of 366 acres located in Hernando County, Florida. As of March 31, 2008, the Company also owned 7 single family lots, located in Citrus County, Florida. In addition, the Company owns some minor parcels of real estate in Charlotte County and Citrus County, Florida, but these have limited value because of associated developmental constraints such as wetlands, easements, and/or other obstacles to development and sale.

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

Results of Operations

         Revenues for the first three months of 2008 decreased by $34,000 to $19,000 from $53,000 for the comparable 2007 period primarily as a result of no real estate sales revenue in the current year. Expenses for the three month period ended March 31, 2008 decreased by $11,000 when compared to the same period in 2007 primarily resulting from an decrease in legal & professional expenses of approximately $90,000 due to costs and expenses incurred during the first quarter of 2007 on a parcel of property located in Citrus County requiring some environmental remediation. This decrease was partially offset by an increase in interest expense of $83,000 due to interest accruing on higher past due balances. As a result, a net loss of $968,000 was incurred for the first three months of 2008 compared to a net loss of $945,000 for the first three months of 2007. After consideration of cumulative preferred dividends in arrears, totaling $160,000 for each of the three months ended March 31, 2008 and 2007, a net loss per share of $(.21) was reported for both of the three month periods ended March 31, 2008 and 2007, respectively. The total cumulative preferred dividends in arrears through March 31, 2008 is $8,275,000.

         Real Estate Sales and Cost of Sales consisted of:

                                       Three Months Ended
                                       ------------------
                                        ($ in thousands)
                                March 31,              March 31,
                                  2008                    2007
                                  ----                    ----
Real Estate Sales                  $ -                    $ 30
Cost of Sales                        -                       5

                       PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         There were no sales of real estate in the first quarter of 2008. In the first quarter of 2007, the Company completed the sale of a single family lot at the price of $30,000.

         There was no other income for the three months ended March 31, 2008. Other income for the three months ended March 31, 2007 was $1,000 which consisted of recoveries of contracts receivable, which had been fully provided for cancellation.

         Interest expense during the first quarter of 2008 increased by $83,000 when compared to the same quarter for 2007 as a result of interest accruing on past due balances which increase at various intervals during the year for accrued but unpaid interest. This was partially offset by a lower average interest rate. The average prime interest rate was 6.24% and 8.25% in the first quarter of 2008 and 2007, respectively

         As of March 31, 2008, the Company remained in default of its primary lender indebtedness with PGIP, LLC ("PGIP") of $500,000, as well as in default under its subordinated and convertible debentures and its notes payable. PGIP holds restricted funds of the Company pursuant to an escrow agreement whereby funds may be disbursed (i) as requested by the Company and agreed to by PGIP,
(ii) as deemed necessary and appropriate by PGIP, to protect PGIP's interest in the Retained Acreage (as hereinafter defined), including PGIP's right to receive principal and interest under the note agreement securing the remaining indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company. The restricted escrow funds held by PGIP were $5,000 at March 31, 2008 and December 31, 2007. The Company did not utilize any of the restricted escrow funds during the first quarter of 2008 or 2007. The primary parcel of real estate owned by the Company, totaling 366 acres and located in Hernando County, Florida (the "Retained Acreage"), remains subject to the primary lender indebtedness.

Cash Flow Analysis
------------------
         During the three month period ended March 31, 2008, the Company's cash flow decreased by $14,000, as compared to an increase of $9,000 during the same period in 2007. The cash flow activity resulted from operating activities, and the decrease of net cash used in operating activities in 2008 was primarily a result of no real estate sales in the first quarter of 2008. Cash provided by operations in the first quarter of 2007 primarily was a result of the proceeds of $30,000 received by the Company from a real estate sale.

                       PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Analysis of Financial Condition
-------------------------------

         Total assets decreased by $20,000 at March 31, 2008 compared to total assets at December 31, 2007, reflecting the following changes:

                                                        March 31,         December 31,         Increase
                                                          2008                2007            (Decrease)
                                                          ----                ----            ----------
                                                                        ($ in thousands)
       Cash and cash equivalents                         $    2              $   16            $ (14)
       Restricted cash                                        5                   5                -
       Receivables                                          874                 878               (4)
       Land and improvement inventories                     639                 639                -
       Other assets                                         184                 186               (2)
                                                         ------              ------            -----
                                                         $1,704              $1,724            $ (20)
                                                         ======              ======            =====

         Liabilities were approximately $47.3 million at March 31, 2008 compared to approximately $46.3 million at December 31, 2007, reflecting the following changes:

                                                              March 31,         December 31,          Increase
                                                                2008                2007             (Decrease)
                                                                ----                ----             ----------
                                                                            ($ in thousands)
       Accounts payable & accrued expenses                    $   113            $   115                 $ (2)
       Accrued real estate taxes                                    4                  9                   (5)
       Accrued interest                                        34,919             33,964                  955
       Credit agreements - primary lender                         500                500                    -
       Notes                                                    1,198              1,198                    -
       Convertible subordinated
          debentures payable                                    9,059              9,059                    -
       Convertible debentures payable                           1,500              1,500                    -
                                                              -------            -------                 ----
                                                              $47,293            $46,345                 $948
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

                       PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         The Company remains in default of the entire principal amount plus interest (including certain sinking fund and interest payments with respect to its subordinated debentures) on its subordinated and convertible debentures and notes payable, as well as its primary lender indebtedness with PGIP. The principal and accrued interest amounts due are as indicated in the following table:

                                                                       March 31, 2008
                                                                       --------------
                                                           Principal                       Accrued
                                                          Amount Due                      Interest
                                                          ----------                      --------
                                                                      ($ in thousands)
         Subordinated debentures:
         ------------------------
         At 6 1/2%, due June 1, 1991                      $   1,034                       $  1,273
         At 6%, due May 1, 1992                               8,025                         13,140
                                                          ---------                       --------
                                                          $   9,059                       $ 14,413
                                                          =========                       ========

         Collateralized convertible debentures:
         --------------------------------------
         At 14%, due July 8, 1997                         $   1,500                       $ 17,797
                                                          =========                       ========

         Notes Payable:
         --------------
         At prime plus 2%                                 $   1,176                       $  2,590
         Non-interest bearing                                    22                              -
                                                          ---------                       --------
                                                          $   1,198                       $  2,590
                                                          =========                       ========

         Primary Lender:                                  $     500                       $    119
         ---------------                                  =========                       ========

         The Company does not have sufficient funds available to satisfy either principal or interest obligations on the above debentures and notes payable.

Forward Looking Statements
--------------------------
The discussion set forth in this Item 2, as well as other portions of this Form 10-Q, may contain forward-looking statements. Such statements are based upon the information currently available to management of the Company and management's perception thereof as of the date of the Form 10-Q. When used in this Form 10-Q, words such as "anticipates," "estimates," "believes," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties. Actual results of the Company's operations could materially differ from those forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to: changes in the real estate market in Florida and the counties in which the Company owns any property; institution of legal action by the bondholders for collection of any amounts due under the subordinated or convertible debentures (notwithstanding the Company's belief that at least a portion of such actions might be barred under applicable statute of limitations); continued failure by governmental authorities to make a decision with respect to the Suncoast Expressway as described under Item 2; changes in management strategy; and other factors set forth in reports and other documents filed by the Company with the Securities and Exchange Commission from time to time.

                       PGI INCORPORATED AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 4. Controls and Procedures

         The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on this evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2008. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                       PGI INCORPORATED AND SUBSIDIARIES

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company, to its knowledge, currently is not a party in any legal proceedings.

Item 1A. Risk Factors

         Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         See discussion in Item 2 of Part 1 with respect to defaults on the Company's subordinated debentures, collateralized convertible debentures and other indebtedness and with respect to cumulative preferred dividends in arrears, which discussions are incorporated herein by this reference.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits

         Reference is made to the Exhibit Index hereof for a list of exhibits filed under this Item.

                       PGI INCORPORATED AND SUBSIDIARIES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PGI INCORPORATED
                               ----------------
                                 (Registrant)

Date: May 14, 2008                /s/Laurence A. Schiffer
     --------------               -----------------------------------
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

15.       Inapplicable.

18.       Inapplicable.

19.       Inapplicable.

22.       Inapplicable.

23.       Inapplicable.

24.       Inapplicable.

31(i).1 Principal Executive Officer certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31(i).2 Principal Financial Officer certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1      Chief Executive Officer certification pursuant to 18 U.S.C. Section
          1350.

32.2      Chief Financial Officer certification pursuant to 18 U.S.C. Section
          1350.