Form 10-Q
period 2008-06-30
PGI INC
filed 2008-08-06
CIK 81157

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10 - Q

(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended    June 30, 2008
                                                 -------------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to ___________________

         Commission File Number     1-6471
                                ---------------------

         PGI INCORPORATED
         ----------------
         (Exact name of small business issuer as specified in its charter)

                    FLORIDA                                 59-0867335
         -------------------------------         -------------------------------
         (State or other jurisdiction                    (I.R.S. Employer
               of incorporation)                        Identification No.)

         212 SOUTH CENTRAL, SUITE 100, ST. LOUIS, MISSOURI  63105
         --------------------------------------------------------
         (Address of principal executive offices)

         (314) 512-8650
         --------------
         (Issuer's telephone number)

         N/A
         ----------------------------------------------------
         (Former Name, Former Address and Former Fiscal year, if changed since last report)

         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes   X         No
                      -------        -------

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

         Large accelerated filer__________     Accelerated filer__________
         Non-accelerated filer____________     Smaller reporting company   X
         (Do not check if a smaller reporting company)                  -------


         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                   Yes             No   X
                      -------        -------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 1, 2008, there were 5,317,758 shares of the issuer's common stock, $.10 par value per share, outstanding.

                                 PGI INCORPORATED AND SUBSIDIARIES
                                            Form 10 - Q
                                For the Quarter Ended June 30, 2008

                                         Table of Contents
                                         -----------------


                                                                                          Form 10-Q
                                                                                           Page No.
                                                                                           --------

PART I             FINANCIAL INFORMATION

         Item 1.   Financial Statements
                   Condensed Consolidated Statements of Financial Position
                        June 30, 2008 (Unaudited) and December 31, 2007........................3

                   Condensed Consolidated Statements of Operations (Unaudited)
                        Three and Six Months Ended June 30, 2008 and 2007......................4

                   Condensed Consolidated Statements of Cash Flows (Unaudited)
                          Six Months Ended June 30, 2008 and 2007..............................5

                   Notes to Condensed Consolidated Financial Statements (Unaudited)............6

         Item 2.   Management's Discussion and Analysis of
                          Financial Condition and Results of Operations.......................12

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk.................16

         Item 4.   Controls and Procedures....................................................16

PART II            OTHER INFORMATION

         Item 1.   Legal Proceedings..........................................................17

         Item 1A.  Risk Factors...............................................................17

         Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds................17

         Item 3.   Defaults Upon Senior Securities............................................17

         Item 4.   Submission of Matters to a Vote of Security Holders........................17

         Item 5.   Other Information..........................................................17

         Item 6.   Exhibits...................................................................17

SIGNATURE.....................................................................................18

EXHIBIT INDEX.................................................................................19

PART I            FINANCIAL INFORMATION
         Item 1.  Financial Statements

                            PGI INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                     ($ in thousands)
                                                          June 30,            December 31,
                                                            2008                  2007
                                                            ----                  ----
                                                        (Unaudited)
ASSETS
     Cash and cash equivalents                            $     2               $    16
     Restricted cash                                            5                     5
     Receivables                                              863                   878
     Land and improvement inventories                         639                   639
     Other assets                                             183                   186
                                                          -------               -------
                                                          $ 1,692               $ 1,724
                                                          =======               =======

LIABILITIES
     Accounts payable & accrued expenses                  $   110               $   115
     Accrued real estate taxes                                  8                     9
     Accrued interest:
     Primary lender                                           132                   105
     Debentures                                            33,152                31,293
     Other                                                  2,611                 2,566
Credit Agreements -
     Primary lender                                           500                   500
     Notes payable                                          1,198                 1,198
     Subordinated debentures payable                        9,059                 9,059
     Convertible debentures payable                         1,500                 1,500
                                                          -------               -------
                                                          $48,270               $46,345
                                                          -------               -------

STOCKHOLDERS' DEFICIENCY
     Preferred stock, par value $1.00 per share;
         authorized 5,000,000 shares;
         2,000,000 Class A cumulative convertible
         shares issued and outstanding;
         (liquidation preference of                         2,000                 2,000
          $8,000,000 and cumulative dividends)
     Common stock, par value $.10 per share;
         authorized  25,000,000 shares; 5,317,758
         shares issued and outstanding                        532                   532
     Paid-in capital                                       13,498                13,498
     Accumulated deficit                                  (62,608)              (60,651)
                                                          -------               -------
                                                          (46,578)              (44,621)
                                                          -------               -------
                                                          $ 1,692               $ 1,724
                                                          =======               =======

See accompanying notes to Condensed Consolidated Financial Statements.

Part I            Financial Information (Continued)

                                         PGI INCORPORATED AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      ($ in thousands, except per share data)
                                                    (Unaudited)

                                                       Three Months Ended                    Six Months Ended
                                                       ------------------                    ----------------
                                                  June 30,            June 30,          June 30,           June 30,
                                                    2008                2007              2008               2007
                                                    ----                ----              ----               ----
REVENUES
     Real Estate Sales                            $      -            $      -          $      -           $     30
     Interest Income                                    17                  21                36                 43
     Other Income                                        -                   -                 -                  1
                                                  --------            --------          --------           --------
                                                        17                  21                36                 74
                                                  --------            --------          --------           --------

COSTS AND EXPENSES
     Cost of Real Estate Sales                           -                   -                 -                  5
     Interest                                          976                 895             1,931              1,767
     Taxes & Assessments                                 5                   7                 9                 12
     Consulting & Accounting                            10                  11                20                 21
     Legal & Professional                                1                   6                 5                 99
     General & Administrative                           14                  16                28                 29
                                                  --------            --------          --------           --------
                                                     1,006                 935             1,993              1,933
                                                  --------            --------          --------           --------
NET LOSS                                          $   (989)           $   (914)         $ (1,957)          $ (1,859)
                                                  ========            ========          ========           ========

NET LOSS PER SHARE (*)                            $   (.22)           $   (.20)         $   (.43)          $   (.41)
                                                  ========            ========          ========           ========

* Considers the effect of cumulative preferred dividends in arrears for the three and six months ended June 30, 2008 and 2007.

See accompanying notes to Condensed Consolidated Financial Statements

Part I             Financial Information (Continued)

                                PGI INCORPORATED AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        ($ in thousands)
                                           Unaudited)

                                                                        Six Months Ended
                                                                        ----------------
                                                                   June 30,           June 30,
                                                                     2008               2007
                                                                     ----               ----

Net cash provided by (used in) operating activities                $    (24)          $     14
                                                                   --------           --------
Cash flows from investing activities:
     Proceeds from notes receivable                                      10                290
     Investment in notes receivable                                       -               (291)
                                                                   --------           --------
     Net cash provided by (used in) investing activities                 10                 (1)
                                                                   --------           --------

Net increase (decrease) in cash                                         (14)                13

Cash at beginning of period                                              16                  3
                                                                   --------           --------

Cash at end of period                                              $      2           $     16
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

         All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the six months ended June 30, 2008 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2008 or any other interim period.

 (2)     Per Share Data

         Basic per share amounts are computed by dividing net income (loss), after considering cumulative dividends in arrears on the Company's preferred stock, by the average number of common shares and common stock equivalents outstanding. For this purpose, the Company's cumulative convertible preferred stock and collateralized convertible debentures are not deemed to be common stock equivalents. The average number of common shares outstanding for the six months ended June 30, 2008 and 2007 was 5,317,758.

                       PGI INCORPORATED AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (continued)

         Diluted per share amounts are computed by dividing net income (loss) by the average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures into shares of common stock. For the three and six months ended June 30, 2008 and 2007, the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

         The following is a summary of the calculations used in computing basic and diluted (loss) per share for the three and six months ended June 30, 2008 and 2007.

                                                 Three Months Ended                   Six Months Ended
                                                 ------------------                   ----------------

                                              June 30,         June 30,          June 30,          June 30,
                                                2008             2007              2008              2007
                                                ----             ----              ----              ----

         Net Loss                           $  (989,000)     $  (914,000)      $(1,957,000)      $(1,859,000)

         Preferred Dividends                $  (160,000)     $  (160,000)      $  (320,000)      $  (320,000)
                                            -----------      -----------       -----------       -----------
         Loss Available to
             Common Shareholders            $(1,149,000)     $(1,074,000)      $(2,277,000)      $(2,179,000)
                                            ===========      ===========       ===========       ===========
         Weighted Average Number
               Of Shares Outstanding          5,317,758        5,317,758         5,317,758         5,317,758
         Basic and Diluted Loss
               Per Share                          $(.22)            (.20)            $(.43)            $(.41)

(3)      Statement of Cash Flows

         The Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows", which requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. There were no payments of interest for the six month periods ended June 30, 2008 and June 30, 2007.

(4)      Restricted Cash

         Restricted cash includes restricted proceeds held by the primary lender as collateral for debt repayment.

                          PGI INCORPORATED AND SUBSIDIARIES
          Notes to Condensed Consolidated Financial Statements (continued)

(5)      Receivables
         Net receivables consisted of:
                                                         June 30,            December 31,
                                                           2008                  2007
                                                           ----                  ----
                                                                ($ in thousands)
         Notes receivable - related party                 $  857                $  867
         Interest receivable - related party                   6                     2
         Other receivable                                      -                     9
                                                          ------                ------
                                                          $  863                $  878
                                                          ======                ======

(6)      Land and Improvements
         Land and improvement inventories consisted of:
                                                         June 30,            December 31,
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
                                                          ======                ======

(7)      Other Assets
         Other assets consisted of:
                                                         June 30,            December 31,
                                                           2008                  2007
                                                           ----                  ----
                                                                ($ in thousands)
         Deposit with Trustee of 6-1/2% debentures        $  182                $  180
         Other                                                 1                     6
                                                          ------                ------
                                                          $  183                $  186
                                                          ======                ======

                              PGI INCORPORATED AND SUBSIDIARIES
                Notes to Condensed Consolidated Financial Statements (continued)

(8)      Accounts Payable and Accrued Expenses
         Accounts payable and accrued expenses consisted of:

                                                                         June 30,       December 31,
                                                                           2008             2007
                                                                           ----             ----
                                                                             ($ in thousands)

         Accounts payable                                                $    14          $     9
         Accrued audit & professional                                         23               33
         Accrued consulting fees                                               2                2
         Accrued miscellaneous                                                71               71
                                                                         -------          -------
                                                                         $   110          $   115
                                                                         =======          =======
         Accrued Real Estate Taxes consisted of:

         Current real estate taxes                                       $     8          $     9
                                                                         =======          =======
 (9)     Primary Lender Credit Agreements, Notes Payable, Subordinated and
         Convertible Debentures Payable Credit agreements with the Company's primary lender and notes payable consisted of the following:


                                                                         June 30,       December 31,
                                                                           2008             2007
                                                                           ----             ----
                                                                             ($ in thousands)

         Credit agreements - primary lender:
            (maturing June 1, 1997, bearing interest
            at prime plus 5%)                                            $   500          $   500
         Notes payable - $1,176,000
            bearing interest at prime plus 2%                              1,198            1,198
                                                                         -------          -------
                                                                           1,698            1,698
                                                                         -------          -------
         Subordinated debentures payable:

            At 6-1/2% interest; due June 1, 1991                           1,034            1,034
            At 6% interest; due May 1, 1992                                8,025            8,025
                                                                         -------          -------
                                                                           9,059            9,059
                                                                         -------          -------

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
                                                                         =======          =======

(10)     Real Estate Sales and Other Income
         Real Estate Sales and Cost of Sales for the three and six months ended June 30, 2008 and 2007 were as follows:

                                      Three Months Ended                              Six Months Ended
                                      ------------------                              ----------------
                                       ($ in thousands)                               ($ in thousands)
                                June 30,               June 30,                June 30,              June 30,
                                  2008                   2007                    2008                  2007
                                  ----                   ----                    ----                  ----
Real Estate Sales                  $ -                    $ -                     $ -                  $ 30
Cost of Sales                        -                      -                       -                     5

         There were no sales of real estate in the six months ended June 30, 2008. In the first quarter of 2007, the Company completed the sale of a single family lot at the price of $30,000. There were no sales of real estate in the second quarter of 2007.

         There was no other income for the six months ended June 30, 2008. Other income for the six months ended June 30, 2007 was $1,000. Other income mainly consists of recoveries of contracts receivable, which have been fully provided for cancellation.

(11)     Income Taxes

         At December 31, 2007, the Company had an operating loss carryforward of approximately $36,000,000 to reduce future taxable income. These operating losses expire at various dates through 2027.

                       PGI INCORPORATED AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (continued)

         The following summarizes the temporary differences of the Company at June 30, 2008 and December 31, 2007 at the current statutory rate:

                                                                        June 30,                 December 31,
                                                                          2008                       2007
                                                                          ----                       ----
                                                                                 ($ in thousands)
         Deferred tax asset:
           Net operating loss carryforward                              $ 14,305                   $ 13,561
           Adjustments to reduce land to net realizable value                 12                         12
           Expenses capitalized under IRC 263(a)                              56                         56
           Environmental liability                                            70                         70
           Valuation allowance                                           (14,271)                   (13,527)
                                                                        --------                   --------
                                                                             172                        172

         Deferred tax liability:
           Basis difference of land and improvement inventories              172                        172
                                                                        --------                   --------
         Net deferred tax asset                                         $      -                   $      -
                                                                        ========                   ========

                       PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note

         The Company's most valuable remaining asset is a parcel of 366 acres located in Hernando County, Florida. As of June 30, 2008, the Company also owned 7 single family lots, located in Citrus County, Florida. In addition, the Company owns some minor parcels of real estate in Charlotte County, and Citrus County, Florida, but these have limited value because of associated developmental constraints such as wetlands, easements, and/or other obstacles to development and sale.

         The 366 acre parcel in Hernando County is difficult to value because of uncertainty related to the possible extension of the Suncoast Expressway, which terminates on the south side of Route 98 opposite this property. Planning continues for the proposed northward continuation of the Suncoast Expressway, and based on a recent endorsement by the Citrus County Commission to re-adopt a project that was originally approved in 1998, the route that is presently believed to be the most probable is through the middle of this parcel of property. However, until and unless the uncertainty regarding the future expansion of the Suncoast Expressway and the related prospect of an eminent domain taking of a significant portion of the parcel is resolved, planning with respect to this property is difficult.

Results of Operations
---------------------

         Revenues for the three months ended June 30, 2008 decreased by $4,000 to $17,000 from $21,000 for the comparable 2007 period primarily as a result of a decrease in interest due to a lower note receivable balance with Love Investment Company in the current year, and decreased interest rates effecting interest income in the respective three month period. Expenses for the three months ended June 30, 2008 increased by $71,000 when compared to the same period in 2007 primarily due to an increase in interest expense. As a result, a net loss of $989,000 was incurred for the three months ended June 30, 2008 compared to a net loss of $914,000 for the comparable period in 2007.

         Revenues for the first six months of 2008 decreased by $38,000 to $36,000 from $74,000 for the comparable 2007 period primarily as a result of no real estate sales revenue in the current year. Expenses for the six month period ended June 30, 2008 increased by $60,000 when compared to the same period in 2007 primarily resulting from an increase in interest expense of $164,000, with an offset of a decrease in legal and professional expenses of $94,000. This decrease in legal and professional expenses is primarily due to costs and expenses incurred during the first quarter of 2007 on a parcel of property located in Citrus County requiring some environmental remediation. As a result, a net loss of $1,957,000 was incurred for the first six months of 2008 compared to a net loss of $1,859,000 for the first six months of 2007. After consideration of cumulative preferred dividends in arrears, totaling $320,000 for each of the six months ended June 30, 2008 and 2007 (based on $160,000 for each three month period therein), a net loss per share of $(.43) and $(.41) was reported for the six month periods ended June 30, 2008 and 2007, respectively. The total cumulative preferred dividends in arrears through June 30, 2008 is $8,435,000.

                       PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Real Estate Sales and Cost of Sales consisted of:

                                       Three Months Ended                             Six Months Ended
                                       ------------------                             ----------------
                                        ($ in thousands)                              ($ in thousands)
                                June 30,               June 30,               June 30,               June 30,
                                  2008                   2007                   2008                   2007
                                  ----                   ----                   ----                   ----
Real Estate Sales                  $ -                    $ -                    $ -                    $30
Cost of Sales                        -                      -                      -                      5

         There were no sales of real estate in the six months ended June 30, 2008. In the first quarter of 2007, the Company completed the sale of a single family lot at the price of $30,000. There were no sales of real estate in the second quarter of 2007.

         There was no other income for the six months ended June 30, 2008. Other income for the six months ended June 30, 2007 was $1,000. Other income primarily consists of recoveries of contracts receivable, which had been fully provided for cancellation.

         Interest expense during the three month and six month periods ended June 30, 2008 increased by $81,000 and $164,000, respectively, when compared to the same periods during 2007 as a result of interest accruing on past due balances which increase at various intervals during the year for accrued but unpaid interest. This was partially offset by a lower average interest rate. The average prime interest rate was 5.66% and 8.25% in the first six months of 2008 and 2007, respectively, and 6.24% and 8.25% in the first three months of 2008 and 2007, respectively.

         As of June 30, 2008, the Company remained in default of its primary lender indebtedness with PGIP, LLC ("PGIP") of $500,000, as well as in default under its subordinated and convertible debentures and its notes payable. PGIP holds restricted funds of the Company pursuant to an escrow agreement whereby funds may be disbursed (i) as requested by the Company and agreed to by PGIP,
(ii) as deemed necessary and appropriate by PGIP, to protect PGIP's interest in the Retained Acreage (as hereinafter defined), including PGIP's right to receive principal and interest under the note agreement securing the remaining indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company. The restricted escrow funds held by PGIP were $5,000 at June 30, 2008 and December 31, 2007. The Company did not utilize any of the restricted escrow funds during the six months ended June 30, 2008 or 2007. The primary parcel of real estate owned by the Company, totaling 366 acres and located in Hernando County, Florida (the "Retained Acreage"), remains subject to the primary lender indebtedness.

Cash Flow Analysis
------------------

         During the six month period ended June 30, 2008, the Company's cash flow decreased by $14,000, as compared to an increase of $13,000 during the same period in 2007. Net cash used in operating activities for the six months ended June 30, 2008 was $24,000 compared to net cash provided by operating activities of $14,000 for the comparable 2007 period, primarily as a result of the proceeds of $30,000 received by the Company from its real estate sale in the first quarter of 2007.

                       PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Analysis of Financial Condition
-------------------------------

         Total assets decreased by $32,000 at June 30, 2008 compared to total assets at December 31, 2007, reflecting the following changes:

                                                        June 30,           December 31,       Increase
                                                          2008                2007           (Decrease)
                                                          ----                ----           ----------
                                                                         ($ in thousands)
       Cash and cash equivalents                         $    2              $   16             $ (14)
       Restricted cash                                        5                   5                 -
       Receivables                                          863                 878               (15)
       Land and improvement inventories                     639                 639                 -
       Other assets                                         183                 186                (3)
                                                         ------              ------             -----
                                                         $1,692              $1,724             $ (32)
                                                         ======              ======             =====

         Receivables decreased at June 30, 2008 primarily due to the receipt by the Company of a principal payment from Love Investment Company in the amount of $10,000 in the second quarter of 2008.

         Liabilities were approximately $48.3 million at June 30, 2008 compared to approximately $46.3 million at December 31, 2007, reflecting the following changes:


                                                        June 30,          December 31,       Increase
                                                          2008               2007           (Decrease)
                                                          ----               ----           ----------
                                                                       ($ in thousands)
       Accounts payable & accrued expenses              $   110             $   115           $    (5)
       Accrued real estate taxes                              8                   9                (1)
       Accrued interest                                  35,895              33,964             1,931
       Credit agreements - primary lender                   500                 500                 -
       Notes                                              1,198               1,198                 -
       Convertible subordinated
          debentures payable                              9,059               9,059                 -
       Convertible debentures payable                     1,500               1,500                 -
                                                        -------             -------           -------
                                                        $48,270             $46,345           $ 1,925
                                                        =======             =======           =======

         The Company remains totally dependent upon the sale of property to fund its operations and debt service requirements.

                       PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation (continued)

         The Company remains in default of the entire principal amount plus interest (including certain sinking fund and interest payments with respect to its subordinated debentures) on its subordinated and convertible debentures and notes payable, as well as its primary lender indebtedness with PGIP. The principal and accrued interest amounts due are as indicated in the following table:

                                                                         June 30, 2008
                                                                         -------------
                                                               Principal                  Accrued
                                                              Amount Due                 Interest
                                                              ----------                 --------
                                                                        ($ in thousands)
         Subordinated debentures:
         ------------------------
         At 6 1/2%, due June 1, 1991                          $  1,034                   $  1,291
         At 6%, due May 1, 1992                                  8,025                     13,389
                                                              --------                   --------
                                                              $  9,059                   $ 14,680
                                                              ========                   ========

         Collateralized convertible debentures:
         --------------------------------------
         At 14%, due July 8, 1997                             $  1,500                   $ 18,472
                                                              ========                   ========

         Notes Payable:
         --------------
         At prime plus 2%                                     $  1,176                   $  2,611
         Non-interest bearing                                       22                          -
                                                              --------                   --------
                                                              $  1,198                   $  2,611
                                                              ========                   ========

         Primary Lender:                                      $    500                   $    132
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

                       PGI INCORPORATED AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 4.  Controls and Procedures

         We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2008. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                               PGI INCORPORATED
                               ----------------
                                 (Registrant)

Date: August 6, 2008                          /s/ Laurence A. Schiffer
      --------------                          ----------------------------------
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