Form 10-Q
period 2008-09-30
PGI INC
filed 2008-11-14
CIK 81157

                    U.S SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10 - Q
(Mark One)
   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended   September 30, 2008
                                              ----------------------

   / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
         (State or other jurisdiction      (I.R.S. Employer Identification No.)
               of incorporation)

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

    Large accelerated filer                  Accelerated filer
                           -----                              -----
    Non-accelerated filer                    Smaller reporting company  X
                         -----                                        -----
    (Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                          Yes                No  X
                              -----            -----
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 10, 2008, there were 5,317,758 shares of the issuer's common stock, $.10 par value per share, outstanding.

                                PGI INCORPORATED AND SUBSIDIARIES
                                           Form 10 - Q
                            For the Quarter Ended September 30, 2008


                                        Table of Contents
                                        -----------------

                                                                                      Form 10 - Q
                                                                                        Page No.
                                                                                      -----------

PART I           FINANCIAL INFORMATION

      Item 1.    Financial Statements
                 Condensed Consolidated Statements of Financial Position
                      September 30, 2008 (Unaudited) and December 31, 2007                 3

                 Condensed Consolidated Statements of Operations (Unaudited)
                      Three and Nine Months Ended September 30, 2008 and 2007              4

                 Condensed Consolidated Statements of Cash Flows (Unaudited)
                      Nine Months Ended September 30, 2008 and 2007                        5

                 Notes to Condensed Consolidated Financial Statements (Unaudited)          6

      Item 2.    Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                       12

      Item 3.    Quantitative and Qualitative Disclosures About Market Risk               16

      Item 4.    Controls and Procedures
                                                                                          16


PART II         OTHER INFORMATION


      Item 1.   Legal Proceedings                                                         17


      Item 1A.  Risk Factors                                                              17

      Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds               17

      Item 3.   Defaults Upon Senior Securities                                           17

      Item 4.   Submission of Matters to a Vote of Security Holders                       17

      Item 5.   Other Information                                                         17

      Item 6.   Exhibits                                                                  17

SIGNATURE                                                                                 18


EXHIBIT INDEX                                                                             19

PART I          FINANCIAL INFORMATION
      Item 1.   Financial Statements

                           PGI INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                   ($ in thousands)
                                                          September 30,      December 31,
                                                              2008               2007
                                                              ----               ----
                                                           (Unaudited)
ASSETS
     Cash and cash equivalents                              $      1           $     16
     Restricted cash                                               5                  5
     Receivables                                                 845                878
     Land and improvement inventories                            639                639
     Other assets                                                190                186
                                                            --------           --------
                                                            $  1,680           $  1,724
                                                            ========           ========

LIABILITIES
     Accounts payable & accrued expenses                    $    104           $    115
     Accrued real estate taxes                                     9                  9
     Accrued interest:
     Primary lender                                              145                105
     Debentures                                               34,120             31,293
     Other                                                     2,631              2,566
Credit Agreements -
     Primary lender                                              500                500
     Notes payable                                             1,198              1,198
     Subordinated debentures payable                           9,059              9,059
     Convertible debentures payable                            1,500              1,500
                                                            --------           --------
                                                            $ 49,266           $ 46,345
                                                            --------           --------

STOCKHOLDERS' DEFICIENCY
     Preferred stock, par value $1.00 per share;
         authorized 5,000,000 shares; 2,000,000
         Class A cumulative convertible shares issued
         and outstanding; (liquidation preference of
         $8,000,000 and cumulative dividends)                  2,000              2,000
     Common stock, par value $.10 per share;
         authorized 25,000,000 shares; 5,317,758
         shares issued and outstanding                           532                532
     Paid-in capital                                          13,498             13,498
     Accumulated deficit                                     (63,616)           (60,651)
                                                            --------           --------
                                                             (47,586)           (44,621)
                                                            --------           --------
                                                            $  1,680           $  1,724
                                                            ========           ========

See accompanying notes to Condensed Consolidated Financial Statements.

Part I          Financial Information (Continued)

                                         PGI INCORPORATED AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      ($ in thousands, except per share data)
                                                     (Unaudited)

                                                      Three Months Ended                    Nine Months Ended
                                                      ------------------                    -----------------
                                               September 30,      September 30,      September 30,     September 30,
                                                    2008               2007              2008               2007
                                                    ----               ----              ----               ----
REVENUES
     Real Estate Sales                           $       -          $       -          $       -         $      30
     Interest Income                                    18                 22                 54                65
     Other Income                                        -                  -                  -                 1
                                                 ---------          ---------          ---------         ---------
                                                        18                 22                 54                96
                                                 ---------          ---------          ---------         ---------

COSTS AND EXPENSES
     Cost of Real Estate Sales                           -                  -                  -                 5
     Interest                                        1,001                918              2,932             2,685
     Taxes & Assessments                                 -                  5                  9                17
     Consulting & Accounting                            10                  9                 30                30
     Legal & Professional                                -                  1                  5               100
     General & Administrative                           14                 14                 42                43
                                                 ---------          ---------          ---------         ---------
                                                     1,025                947              3,018             2,880
                                                 ---------          ---------          ---------         ---------
NET LOSS                                         $  (1,007)         $    (925)         $  (2,964)        $  (2,784)
                                                 =========          =========          =========         =========

NET LOSS PER SHARE (*)                           $    (.22)         $    (.20)         $    (.65)        $    (.61)
                                                 =========          =========          =========         =========

* Considers the effect of cumulative preferred dividends in arrears for the three and nine months ended September 30, 2008 and 2007.

See accompanying notes to Condensed Consolidated Financial Statements

Part I          Financial Information (Continued)

                               PGI INCORPORATED AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        ($ in thousands)
                                           (Unaudited)

                                                                       Nine Months Ended
                                                                       -----------------
                                                                September 30,      September 30,
                                                                     2008               2007
                                                                     ----               ----
Net cash provided by (used in) operating activities               $     (42)         $       8
                                                                  ---------          ---------
Cash flows from investing activities:
     Proceeds from notes receivable                                      27                290
     Investment in notes receivable                                       -               (291)
                                                                  ---------          ---------
     Net cash provided by (used in) investing activities                 27                 (1)
                                                                  ---------          ---------


Net increase (decrease) in cash                                         (15)                 7

Cash at beginning of period                                              16                  3
                                                                  ---------          ---------

Cash at end of period                                             $       1          $      10
                                                                  =========          =========

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

         All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the nine months ended September 30, 2008 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2008 or any other interim period.

 (2)     Per Share Data

         Basic per share amounts are computed by dividing net income (loss), after considering cumulative dividends in arrears on the Company's preferred stock, by the average number of common shares and common stock equivalents outstanding. For this purpose, the Company's cumulative convertible preferred stock and collateralized convertible debentures are not deemed to be common stock equivalents. The average number of common shares outstanding for the nine months ended September 30, 2008 and 2007 was 5,317,758.

                       PGI INCORPORATED AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (continued)


         Diluted per share amounts are computed by dividing net income (loss) by the average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures into shares of common stock. For the three and nine months ended September 30, 2008 and 2007, the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

         The following is a summary of the calculations used in computing basic and diluted (loss) per share for the three and nine months ended September 30, 2008 and 2007.

                                                    Three Months Ended                      Nine Months Ended
                                                    ------------------                      -----------------
                                             September 30,       September 30,      September 30,       September 30,
                                                  2008                2007               2008                2007
                                                  ----                ----               ----                ----

         Net Loss                             $(1,007,000)        $  (925,000)       $(2,964,000)        $(2,784,000)

         Preferred Dividends                  $  (160,000)        $  (160,000)       $  (480,000)        $  (480,000)
                                              -----------         -----------        -----------         -----------
         Loss Available to
                Common Shareholders           $(1,167,000)        $(1,085,000)       $(3,444,000)        $(3,264,000)
                                              ===========         ===========        ===========         ===========
         Weighted Average Number
                Of Shares Outstanding           5,317,758           5,317,758          5,317,758           5,317,758
         Basic and Diluted Loss
                Per Share                           $(.22)              $(.20)             $(.65)              $(.61)

(3)      Statement of Cash Flows

         The Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows", which requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. There were no payments of interest for the nine month periods ended September 30, 2008 and September 30, 2007.

(4)      Restricted Cash

         Restricted cash includes restricted proceeds held by the primary lender as collateral for debt repayment.

                             PGI INCORPORATED AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements (continued)

(5)      Receivables
         Net receivables consisted of:
                                                       September 30,           December 31,
                                                           2008                    2007
                                                           ----                    ----
                                                                 ($ in thousands)
         Notes receivable - related party                 $  840                  $  867
         Interest receivable - related party                   5                       2
         Other receivable                                      -                       9
                                                          ------                  ------
                                                          $  845                  $  878
                                                          ======                  ======

(6)      Land and Improvements
         Land and improvement inventories consisted of:
                                                       September 30,           December 31,
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
                                                          ======                  ======


(7)      Other Assets
         Other assets consisted of:
                                                        September 30,          December 31,
                                                           2008                    2007
                                                           ----                    ----
                                                                 ($ in thousands)

         Deposit with Trustee of 6-1/2% debentures        $  183                  $  180
         Other                                                 7                       6
                                                          ------                  ------
                                                          $  190                  $  186
                                                          ======                  ======

                            PGI INCORPORATED AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements (continued)

(8)      Accounts Payable and Accrued Expenses
         Accounts payable and accrued expenses consisted of:
                                                       September 30,           December 31,
                                                           2008                    2007
                                                           ----                    ----
                                                                 ($ in thousands)

         Accounts payable                                 $    8                  $    9
         Accrued audit & professional                         23                      33
         Accrued consulting fees                               2                       2
         Accrued miscellaneous                                71                      71
                                                          ------                  ------
                                                          $  104                  $  115
                                                          ======                  ======
         Accrued Real Estate Taxes consisted of:
         Current real estate taxes                        $    9                  $    9
                                                          ======                  ======

 (9)     Primary Lender Credit Agreements, Notes Payable, Subordinated and
         Convertible Debentures Payable
         Credit agreements with the Company's primary lender and notes payable consisted of the following:

                                                       September 30,           December 31,
                                                           2008                    2007
                                                           ----                    ----
                                                                 ($ in thousands)
         Credit agreements - primary lender:
            (maturing June 1, 1997, bearing interest
            at prime plus 5%)                             $  500                  $  500
         Notes payable - $1,176,000
            bearing interest at prime plus 2%              1,198                   1,198
                                                          ------                  ------
                                                           1,698                   1,698
                                                          ------                  ------
         Subordinated debentures payable:

            At 6-1/2% interest; due June 1, 1991           1,034                   1,034
            At 6% interest; due May 1, 1992                8,025                   8,025
                                                          ------                  ------
                                                           9,059                   9,059
                                                          ------                  ------
         Collateralized convertible debentures payable:

           At 14% interest; due July 8, 1997,
           convertible into shares of common stock         1,500                   1,500
           at $1.72 per share                            -------                 -------
                                                         $12,257                 $12,257
                                                         =======                 =======

                        PGI INCORPORATED AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)

(10)     Real Estate Sales and Other Income
         Real Estate Sales and Cost of Sales for the three and nine months ended September 30, 2008 and 2007 were as follows:

                             Three Months Ended                             Nine Months Ended
                             ------------------                             -----------------
                              ($ in thousands)                               ($ in thousands)
                    September 30,          September 30,           September 30,          September 30,
                        2008                    2007                   2008                   2007
                        ----                    ----                   ----                   ----
Real Estate Sales        $ -                    $  -                   $  -                   $ 30
Cost of Sales              -                       -                      -                      5

         There were no sales of real estate in the nine months ended September 30, 2008. In the first quarter of 2007, the Company completed the sale of a single family lot at the price of $30,000. There were no sales of real estate in the third quarter of 2007.

         There was no other income for the nine months ended September 30, 2008. Other income for the nine months ended September 30, 2007 was $1,000. Other income mainly consists of recoveries of contracts receivable, which have been fully provided for cancellation.

(11)     Income Taxes

         At December 31, 2007, the Company had an operating loss carryforward of approximately $36,000,000 to reduce future taxable income. These operating losses expire at various dates through 2027.

                        PGI INCORPORATED AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)

         The following summarizes the temporary differences of the Company at September 30, 2008 and December 31, 2007 at the current statutory rate:

                                                                      September 30,    December 31,
                                                                          2008             2007
                                                                          ----             ----
                                                                            ($ in thousands)
         Deferred tax asset:
           Net operating loss carryforward                              $ 14,688         $ 13,561
           Adjustments to reduce land to net realizable value                 12               12
           Expenses capitalized under IRC 263(a)                              56               56
           Environmental liability                                            70               70
           Valuation allowance                                           (14,654)         (13,527)
                                                                        --------         --------
                                                                             172              172

         Deferred tax liability:
           Basis difference of land and improvement inventories              172              172
                                                                        --------         --------
         Net deferred tax asset                                         $      -         $      -
                                                                        ========         ========

                       PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note

         The Company's most valuable remaining asset is a parcel of 366 acres located in Hernando County, Florida. As of September 30, 2008, the Company also owned 7 single family lots, located in Citrus County, Florida. In addition, the Company owns some minor parcels of real estate in Charlotte County, and Citrus County, Florida, but these have limited value because of associated developmental constraints such as wetlands, easements, and/or other obstacles to development and sale.

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

Results of Operations
---------------------

         Revenues for the three months ended September 30, 2008 decreased by $4,000 to $18,000 from $22,000 for the comparable 2007 period primarily as a result of a decrease in interest due to a lower note receivable balance with Love Investment Company in the current year, and decreased interest rates effecting interest income in the respective three month period. Expenses for the three months ended September 30, 2008 increased by $78,000 when compared to the same period in 2007 primarily due to an increase in interest expense of $83,000 during this period. As a result, a net loss of $1,007,000 was incurred for the three months ended September 30, 2008 compared to a net loss of $925,000 for the comparable period in 2007.

         Revenues for the first nine months of 2008 decreased by $42,000 to $54,000 from $96,000 for the comparable 2007 period primarily as a result of no real estate sales revenue and a decrease in interest income in the current year which was primarily due to lower interest rates during this period. Expenses for the nine month period ended September 30, 2008 increased by $138,000 when compared to the same period in 2007 primarily resulting from an increase in interest expense of $247,000, which was offset by a decrease in legal and professional expenses of $95,000. This decrease in legal and professional expenses is primarily due to non-recurring costs and expenses incurred during the first quarter of 2007 on a parcel of property located in Citrus County requiring some environmental remediation. As a result, a net loss of $2,964,000 was incurred for the first nine months of 2008 compared to a net loss of $2,784,000 for the first nine months of 2007. After consideration of cumulative preferred dividends in arrears, totaling $480,000 for each of the nine months ended September 30, 2008 and 2007 (based on $160,000 for each three month period therein), a net loss per share of $(.65) and $(.61) was reported for the nine month periods ended September 30, 2008 and 2007, respectively. The total cumulative preferred dividends in arrears through September 30, 2008 is $8,595,000.

                       PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Real Estate Sales and Cost of Sales consisted of:

                              Three Months Ended                             Nine Months Ended
                              ------------------                             -----------------
                               ($ in thousands)                               ($ in thousands)
                     September 30,           September 30,          September 30,          September 30,
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

         There were no sales of real estate in the nine months ended September 30, 2008. In the first quarter of 2007, the Company completed the sale of a single family lot at the price of $30,000. There were no other sales of real estate during the nine months ended September 30, 2007.

         There was no other income for the nine months ended September 30, 2008. Other income for the nine months ended September 30, 2007 was $1,000. Other income primarily consists of recoveries of contracts receivable, which had been fully provided for cancellation.

         Interest expense during the three month and nine month periods ended September 30, 2008 increased by $83,000 and $247,000, respectively, when compared to the same periods during 2007 as a result of interest accruing on past due balances which increase at various intervals during the year for accrued but unpaid interest. This was partially offset by a lower average interest rate. The average prime interest rate was 5.44% and 8.23% in the first nine months of 2008 and 2007, respectively, and 5.00% and 8.18% for the three months ended September 30, 2008 and 2007, respectively.

         As of September 30, 2008, the Company remained in default of its primary lender indebtedness with PGIP, LLC ("PGIP") of $500,000, as well as under its subordinated and convertible debentures and its notes payable. PGIP holds restricted funds of the Company pursuant to an escrow agreement whereby funds may be disbursed (i) as requested by the Company and agreed to by PGIP,
(ii) as deemed necessary and appropriate by PGIP, to protect PGIP's interest in the Retained Acreage (as hereinafter defined), including PGIP's right to receive principal and interest under the note agreement securing the remaining indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company. The restricted escrow funds held by PGIP were $5,000 at September 30, 2008 and December 31, 2007. The Company did not utilize any of the restricted escrow funds during the nine months ended September 30, 2008 or 2007. The primary parcel of real estate owned by the Company, totaling 366 acres and located in Hernando County, Florida (the "Retained Acreage"), remains subject to the primary lender indebtedness.

Cash Flow Analysis
------------------

         During the nine month period ended September 30, 2008, the Company's cash flow decreased by $15,000, as compared to an increase of $7,000 during the same period in 2007. Net cash used in operating activities for the nine months ended September 30, 2008 was $42,000 compared to net cash provided by operating activities of $8,000 for the comparable 2007 period, primarily as a result of the proceeds of $30,000 received by the Company from its real estate sale in the first quarter of 2007.

                       PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Analysis of Financial Condition
-------------------------------

         Total assets decreased by $44,000 at September 30, 2008 compared to total assets at December 31, 2007, reflecting the following changes:

                                                      September 30,       December 31,       Increase
                                                          2008                2007          (Decrease)
                                                          ----                ----          ----------
                                                                        ($ in thousands)
       Cash and cash equivalents                         $    1              $   16           $  (15)
       Restricted cash                                        5                   5                -
       Receivables                                          845                 878              (33)
       Land and improvement inventories                     639                 639                -
       Other assets                                         190                 186                4
                                                         ------              ------           ------
                                                         $1,680              $1,724           $  (44)
                                                         ======              ======           ======

         Receivables decreased at September 30, 2008 primarily due to receipts by the Company of principal payments from Love Investment Company in the amount of $27,000 in 2008.

         Liabilities were approximately $49.3 million at September 30, 2008 compared to approximately $46.3 million at December 31, 2007, reflecting the following changes:

                                                      September 30,       December 31,       Increase
                                                          2008                2007          (Decrease)
                                                          ----                ----          ----------
                                                                        ($ in thousands)
       Accounts payable & accrued expenses              $   104            $   115           $   (11)
       Accrued real estate taxes                              9                  9                 -
       Accrued interest                                  36,896             33,964             2,932
       Credit agreements - primary lender                   500                500                 -
       Notes                                              1,198              1,198                 -
       Convertible subordinated
          debentures payable                              9,059              9,059                 -
       Convertible debentures payable                     1,500              1,500                 -
                                                        -------            -------           -------
                                                        $49,266            $46,345           $ 2,921
                                                        =======            =======           =======

         The Company remains totally dependent upon the sale of property and the receipt of principal payments under the note receivable from Love Investment Company to fund its operations and debt service requirements.

                       PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         The Company remains in default of the entire principal amount plus interest (including certain sinking fund and interest payments with respect to its subordinated debentures) on its subordinated and convertible debentures and notes payable, as well as its primary lender indebtedness with PGIP. The principal and accrued interest amounts due are as indicated in the following table:

                                                           September 30, 2008
                                                           ------------------
                                                       Principal        Accrued
                                                       Amount Due       Interest
                                                       ----------       --------
                                                            ($ in thousands)
         Subordinated debentures:
         ------------------------
         At 6 1/2%, due June 1, 1991                    $  1,034       $  1,309
         At 6%, due May 1, 1992                            8,025         13,639
                                                        --------       --------
                                                        $  9,059       $ 14,948
                                                        ========       ========

         Collateralized convertible debentures:
         --------------------------------------
         At 14%, due July 8, 1997                       $  1,500       $ 19,172
                                                        ========       ========

         Notes Payable:
         --------------
         At prime plus 2%                               $  1,176       $  2,631
         Non-interest bearing                                 22              -
                                                        --------       ---------
                                                        $  1,198       $  2,631
                                                        ========       ========

         Primary Lender:                                $    500       $    145
         ---------------                                ========       ========

         The Company does not have sufficient funds available to satisfy either principal or interest obligations on the above debentures, notes payable, and other indebtedness.

Forward Looking Statements
--------------------------
The discussion set forth in this Item 2, as well as other portions of this Form 10-Q, may contain forward-looking statements. Such statements are based upon the information currently available to management of the Company and management's perception thereof as of the date of the Form 10-Q. When used in this Form 10-Q, words such as "anticipates," "estimates," "believes," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties. Actual results of the Company's operations could materially differ from those forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to: changes in the real estate market in Florida and the counties in which the Company owns any property; institution of legal action by the bondholders for collection of any amounts due under the subordinated or convertible debentures (notwithstanding the Company's belief that at least a portion of such actions might be barred under applicable statute of limitations); continued failure by governmental authorities to make a decision with respect to the Suncoast Expressway as described under the Preliminary Note of Item 2; changes in management strategy; and other factors set forth in reports and other documents filed by the Company with the Securities and Exchange Commission from time to time.

                       PGI INCORPORATED AND SUBSIDIARIES


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 4.  Controls and Procedures

         We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2008. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                               PGI INCORPORATED
                               ----------------
                                 (Registrant)

Date: November 14, 2008               /s/Laurence A Schiffer
     ----------------------           -----------------------------------
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