Form 10-K
period 2008-12-31
PGI INC
filed 2009-03-31
CIK 81157

                    U.S SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10 - K
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended    December 31, 2008
                                            ---------------------------

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to
                                       ----------     ----------

         Commission File Number     1-6471
                                ---------------------

         PGI INCORPORATED
         ----------------
         (Exact name of registrant as specified in its charter)

                    FLORIDA                                    59-0867335
         ---------------------------------                 -------------------
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

         Securities registered pursuant to section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
                  Common Stock. Par Value $.10 per share

         Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act:
         Yes      No  X
            -----   -----


         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
         Yes      No  X
            -----   -----

         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.             Yes  X            No
                                 -----            -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

              Large accelerated filer           Accelerated filer
                                     -----                        -----
         Non-accelerated filer            Smaller reporting company X
                              -----                                ---
              (Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
              Yes           No  X
                 -----        -----

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2008 cannot be determined. See Item 5 of Form 10-K.

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         As of March 28, 2009, 5,317,758 shares of Common Stock, par value
         -----------------------------------------------------------------
$.10 per share, were outstanding.
---------------------------------
                                       1

                                    PGI INCORPORATED AND SUBSIDIARIES
                                            FORM 10 - K - 2008
                                    Contents and Cross Reference Index

Part     Item                                                                              Form 10-K
No.      No.      Description                                                               Page No.
---      ---      -----------                                                               --------
I        1        Business
                      General...................................................................3
                      Recent Developments.......................................................3
         1A       Risk Factors..................................................................3
         1B       Unresolved Staff Comments.....................................................4

         2        Properties....................................................................4

         3        Legal Proceedings.............................................................4

         4        Submission of Matters to a Vote of Security Holders...........................4

II       5        Market for Registrant's Common Equity, Related Stockholder Matters and
                      Issuer Purchases of Equity Securities.....................................5

         6        Selected Financial Data.......................................................5

         7        Management's Discussion and Analysis of Financial Condition and
                      Results of Operations.....................................................5
         7A       Quantitative and Qualitative Disclosure About Market Risk....................11

         8        Financial Statements and Supplementary Data..................................11

         9        Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure......................................27
         9A       Controls and Procedures......................................................27
         9B       Other Information ...........................................................28

III      10       Directors, Executive Officers, and Corporate Governance......................29
         11       Executive Compensation.......................................................30

         12       Security Ownership of Certain Beneficial Owners and
                      Management and Related Stockholder Matters...............................30

         13       Certain Relationships and Related Transactions, and Director
                      Independence.............................................................31

         14       Principal Accountant Fees and Services.......................................34

IV       15       Exhibits and Financial Statement Schedules...................................35

Signatures.....................................................................................36

Exhibit Index..................................................................................37

                                        2

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

         Presently, the most valuable remaining asset of the Company is a parcel of 366 acres located in Hernando County, Florida. The Company also owns a number of scattered sites in Charlotte County, Florida (the "Charlotte Property"), but most of these sites are subject to easements which markedly reduce their value and/or consist of wetlands of indeterminate value. As of December 31, 2008, the Company also owned seven single family lots, located in Citrus County, Florida.

         As of December 31, 2008, the Company had no employees, and all services provided to the Company are through contract services.

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

Item 1A.     Risk Factors
--------     ------------

         Not Applicable

Item 1B.     Unresolved Staff Comments
--------     -------------------------

         Not Applicable

Item 2.      Properties
-------      ----------

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

         The property is encumbered by mortgages granted by the Company in connection with the primary lender debt of $657,000 in principal and accrued interest and the convertible debentures held by Love-1989 Florida Partners, L.P. ("Love-1989") which total $11,451,000 in principal and accrued interest at December 31, 2008. The primary lender debt and convertible debentures are past due and in default. (See Notes 7 and 9 to the Consolidated Financial Statements under Item 8)

         The Company also owns a number of scattered sites in Charlotte County. Substantially all such holdings, however, consist of property that is subject to development restrictions occasioned by being seriously impacted by wetlands. The potential purchaser market for such properties is extremely limited. The Company also owns seven single family lots in Citrus County, Florida. The Company continues its efforts to dispose of all of its real estate.

         The Company believes the properties are adequately covered by insurance.

Item 3.      Legal Proceedings
-------      -----------------

         The Company currently is not a party in any legal proceedings.

Item 4.      Submission of Matters to a Vote of Security Holders
-------      ---------------------------------------------------

         A shareholders meeting was not held during the fiscal year ended December 31, 2008.

                                    PART II

Item 5.      Market for Registrant's Common Equity, Related Stockholder Matters
-------      ------------------------------------------------------------------
             and Issuer Purchases of Equity Securities.
             ------------------------------------------

         There is no public trading market for the Company's common equity securities. There have been no reported transactions in the Company's common stock, par value $.10 (the "Common Stock"), since January 29, 1991, with the exception of the odd lot tender offer by PGIP, LLC, an affiliate of the Company, ("PGIP") in 2003 described previously in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2004. No dividends have ever been paid on the Common Stock, and payment of dividends on the Common Stock is restricted under the terms of the two indentures pursuant to which the Company's outstanding subordinated convertible debentures are issued and by the terms of the Company's preferred stock. As of December 31, 2008 to the Company's knowledge, there were 599 holders of record of the Company's Common Stock and approximately 445 debenture holders.

Item 6.      Selected Financial Data
-------      -----------------------

         Not Applicable

Item 7.      Management's Discussion and Analysis of Financial Condition and
-------      ---------------------------------------------------------------
             Results of Operations
             ---------------------

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

         The cumulative amount due for these two issues is as follows:

                                                            12/31/2008
                                                      Principal       Unpaid
                                                      Amount Due     Interest
                                                      ----------     --------
                                                         ($ in thousands)

         Subordinated debentures due June 1, 1991      $ 1,034       $  1,327
         Subordinated debentures due May 1, 1992         8,025         13,892
                                                       -------       --------
                                                       $ 9,059       $ 15,219
                                                       =======       ========

         Both issues have been in payment default for approximately seventeen years, and there has been little contact with or on behalf of the bondholders over the past several years. It is unclear whether any action on behalf of the bondholders is presently likely, given the negative net worth of the Company and continuing passage of time. Further, the Company believes that at least a portion of such claims (especially those with respect to the subordinated convertible

Item 7.      Management's Discussion and Analysis of Financial Condition and
 ------      ---------------------------------------------------------------
             Results of Operations (continued)
             ---------------------------------

debentures which matured on June 1, 1991) might be barred under the applicable statutes of limitations.

         If such claims are barred, it is possible that the Company would potentially have to record net income in like amount, without the receipt of any cash, and could potentially incur a large tax liability. Any such potential tax liability might be averted and/or mitigated, however, by the utilization of the Company's tax loss carryforwards, which as of December 31, 2008 totaled approximately $ 36,800,000.

         Even if claims by the subordinated convertible debenture holders are barred in full and there is no cash tax consequence to the Company as a result of the utilization of the tax loss carry forwards, the Company would nonetheless have a substantial Stockholders' Deficiency. As of December 31, 2008, the Stockholders' Deficiency of the Company was $48,632,000.

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

Item 7.      Management's Discussion and Analysis of Financial Condition and
------       ---------------------------------------------------------------
             Results of Operations (continued)
             ---------------------------------

RESULTS OF OPERATIONS
Revenues
--------

         Revenues for the year ended December 31, 2008 decreased by $46,000 to $71,000 compared to revenues of $117,000 for the year ended December 31, 2007 primarily reflecting a decrease in real estate sales of $30,000. There were no real estate sales in 2008 due to a depressed real estate market. As of December 31, 2008 the Company owned seven lots in Citrus County, Florida. Several of the lots were listed for sale until November, 2008. The Company anticipates re-listing the lots with a real estate broker by the end of 2009 assuming the real estate market improves by then. In the first quarter of 2007, the Company completed the sale of a single family lot at the price of $30,000.

In addition, interest income for the year ended December 31, 2008 decreased by $15,000 to $71,000 compared to $86,000 in 2007 primarily reflecting a decrease in the short-term note receivable from Love Investment Company, an affiliate of L-PGI, the Company's primary preferred stock shareholder. During 2008, other income also decreased by $1,000 compared to 2007.

Costs and Expenses
------------------

         Expenses for the years 2008 and 2007 were:
                                              2008             2007
                                              ----             ----

         Cost of Real Estate Sales          $      -         $  5,000
         Taxes and Assessments                13,000           20,000
         Consulting and Accounting            40,000           41,000
         Legal and Professional                9,000          101,000
         General and Administrative           64,000           54,000

         Costs of Real Estate Sales decreased by $5,000 in 2008 as a result of no real estate sales in 2008. Taxes and Assessments decreased by $7,000 in 2008 due to reduced real estate assessed values in 2008. Legal and professional expenses decreased by $92,000 in 2008 due to $91,000 in expenses incurred in 2007 on a parcel in Citrus County requiring some environmental remediation. General and Administrative expenses increased by $10,000 as a result of increased audit and tax service fees in 2008.

Interest expense for the two years ended December 31, 2008 and 2007 was:

                                             2008             2007
                                             ----             ----
                                                ($ in thousands)
         Interest Expense                   $3,956           $3,623

         Interest expense in 2008 increased by $333,000 compared to 2007 as a result of interest accruing on past due balances which increase at various intervals throughout the year for accrued but unpaid interest.

Item 7.      Management's Discussion and Analysis of Financial Condition and
-------      ---------------------------------------------------------------
             Results of Operations (continued)
             ---------------------------------

The net loss was $4,011,000 ($.87 per share) for 2008 compared to a net loss of $3,727,000 ($.82 per share) for 2007. Included in the 2008 and 2007 earnings per share computation is $640,000 ($.12 per share of Common Stock) of annual cumulative preferred stock dividends in arrears.

FINANCIAL CONDITION

         Total assets decreased by $55,000 at December 31, 2008 compared to total assets at December 31, 2007 reflecting the following changes:
                                                                 Increase
                                      2008         2007         (Decrease)
                                      ----         ----          ---------
                                       ($ in thousands)
Cash and Cash Equivalents            $    6       $   16          $  (10)
Restricted Cash                           5            5               -
Receivables                             831          878             (47)
Land and Improvement                    639          639               -
Other Assets                            188          186               2
                                     ------       ------          ------
                                     $1,669       $1,724          $  (55)
                                     ======       ======          ======

         Cash decreased by $10,000 to $6,000 at December 31, 2008 compared to $16,000 at December 31, 2007. Net cash used in operations was $54,000 for the year ended December 31, 2008 compared to net cash provided by operations of $7,000 for the year ended December 31, 2007. Net cash used in or provided by operations consists of cash received from operations less cash expended for operations.

         Cash received from operations during 2008 was $63,000, a $97,000 decrease from cash received during 2007 of $160,000, reflecting decreases in receipts from real estate sales ($30,000), interest received ($66,000) and other operating receipts ($1,000).

         Cash expended for operations decreased by $36,000 to $117,000 during 2008 from $153,000 in 2007, reflecting decreases in payments for real estate sales ($3,000), taxes and assessments ($26,000), consulting and accounting ($6,000), and legal and professional ($3,000), while being offset by an increase in general and administrative expenses ($2,000).

         During 2008 and 2007, investing activities provided $44,000 and $6,000, respectively, of cash, which consisted of the receipt of net proceeds from the Company's investment in a short-term note with Love Investment Company ("LIC"), an affiliate of L-PGI, the Company's primary preferred shareholder.

Item 7.      Management's Discussion and Analysis of Financial Condition and
-------      ---------------------------------------------------------------
             Results of Operations (continued)
             ---------------------------------

         Liabilities were $50,301,000 at December 31, 2008 compared to $46,345,000 at December 31, 2007, reflecting the following changes:

                                                                      Increase
                                               2008        2007      (Decrease)
                                               ----        ----      ----------
                                               ($ in thousands)
Accounts payable and accrued expenses         $   124     $   115      $    9
Accrued real estate taxes                           -           9          (9)
Accrued interest                               37,920      33,964       3,956
Credit agreements - primary
  lender                                          500         500           -
Notes payable                                   1,198       1,198           -
Convertible subordinated
  debentures payable                            9,059       9,059           -
Convertible debentures payable                  1,500       1,500           -
                                              -------     -------      ------
                                              $50,301     $46,345      $3,956
                                              =======     =======      ======

         The $9,000 increase in accrued expenses is due to increased audit fees in 2008. The $3,956,000 increase in accrued interest at December 31, 2008 compared to year-end 2007 reflects changes in the following:
                                                                      Increase
                                               2008        2007      (Decrease)
                                               ----        ----      ----------
                                               ($ in thousands)
Primary Lender                               $   157      $   105      $   52
Debentures                                    35,114       31,293       3,821
Other                                          2,649        2,566          83
                                             -------      -------      ------
                                             $37,920      $33,964      $3,956
                                             =======      =======      ======

         The accrued interest relating to debentures increased due to the additional accrual of interest on the nonpayment of previously accrued interest on the Company's debentures (see Notes 8 and 9 to the consolidated financial statements under Item 8).

         The Company's stockholders' deficiency increased to $48,632,000 at December 31, 2008 from a $44,621,000 stockholders' deficiency at December 31, 2007, reflecting the 2008 operating loss of $4,011,000.


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
                                       9

Item 7.      Management's Discussion and Analysis of Financial Condition and
-------      ---------------------------------------------------------------
             Results of Operations (continued)
             ---------------------------------

         As revised in 2007, the FASB issued SFAS No. 141R, "Business Combinations", a revision of SFAS No. 141 effective for business combinations for which the acquisition date is on or after December 15, 2008. The Company does not expect this statement to have a material impact on the results of operations or financial position.


Forward Looking Statements
--------------------------

         The discussion set forth in this Item 7, as well as other portions of this Form 10-K, may contain forward-looking statements. Such statements are based upon the information currently available to management of the Company and management's perception thereof as of the date of the Form 10-K. When used in this Form 10-K, words such as "anticipates," "estimates," "believes," "expects," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Such statements are subject to risks and uncertainties. Actual results of the Company's operations could materially differ from those forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to: changes in the real estate market in Florida and the counties in which the Company owns any property; the overall national economy and financial markets; institution of legal action by the bondholders for collection of any amounts due under the subordinated convertible debentures (notwithstanding the Company's belief that at least a portion of such actions might be barred under applicable statute of limitations); continued failure by governmental authorities to make a decision with respect to the Suncoast Expressway as described under Item 1; changes in management strategy; and other factors set forth in reports and other documents filed by the Company with the Securities and Exchange Commission from time to time.

Item 7A.     Qualitative and Quantitative Disclosure About Market Risk.
--------     ----------------------------------------------------------

         Not Applicable

Item 8.      Financial Statements and Supplementary Data
-------      -------------------------------------------
             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

Board of Directors and Stockholders
PGI, Incorporated
St. Louis, Missouri

We have audited the accompanying consolidated statements of financial position of PGI Incorporated and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PGI Incorporated and Subsidiaries at December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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


                                               /s/ BKD, LLP
St. Louis, Missouri
March 23, 2009


                                    PGI INCORPORATED AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                        December 31, 2008 and 2007
                                       ASSETS                                                LIABILITIES
                                       ======                                                ===========
                                  2008         2007                                       2008          2007
                                  ----         ----                                       ----          ----
Cash and cash equivalents       $6,000      $16,000     Accounts payable and          $124,000      $115,000
                                                        accrued expenses (Note 6)
Restricted cash (Note 3)         5,000        5,000
                                                        Accrued real estate                  -         9,000
                                                        taxes (Note 6)
Receivables (Note 14)          831,000      878,000

Land and improvement           639,000      639,000
Inventories (Note 4)                                    Accrued Interest:
                                                        Primary Lender                 157,000       105,000
Other assets (Note 5)          188,000      186,000     Debentures (Notes 8 & 9)    35,114,000    31,293,000
                                                        Other (Note 8)               2,649,000     2,566,000

                                                        Credit Agreements (Note 7)
                                                        Primary Lender                 500,000       500,000
                                                        Notes payable                1,198,000     1,198,000
                                                        Subordinated convertible
                                                        debentures payable           9,059,000     9,059,000
                                                        (Note 8)

                                                        Convertible debentures
                                                        payable (Note 9)             1,500,000     1,500,000
                                                                                     ---------     ---------

                                                        Commitments and             50,301,000    46,345,000
                                                        Contingencies (Note 13)     ----------    ----------

                                                        STOCKHOLDERS'DEFICIENCY
                                                        ========================
                                                        Preferred stock, par value
                                                        $1.00 per share; authorized
                                                        5,000,000 shares;
                                                        2,000,000 Class A
                                                        cumulative convertible
                                                        Shares issued and
                                                        outstanding;
                                                        (liquidation preference
                                                        of $8,000,000 and
                                                        cumulative dividends)
                                                        (Note 11)                    2,000,000     2,000,000

                                                        Common stock, par
                                                        value $.10 per share;
                                                        authorized 25,000,000
                                                        shares; 5,317,758
                                                        shares issued and
                                                        outstanding
                                                        (Note 11)                      532,000       532,000
                                                        Paid-in capital             13,498,000    13,498,000

                                                        Accumulated deficit        (64,662,000)  (60,651,000)
                                                                                   -----------   -----------
                                                                                   (48,632,000)  (44,621,000)
                            ----------   ----------                                -----------   -----------
                            $1,669,000   $1,724,000                                $ 1,669,000   $ 1,724,000
                            ==========   ==========                                ===========   ===========


                               See accompanying notes to consolidated financial statements.


                     PGI INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   Years ended December 31, 2008 and 2007


                                            2008                2007
                                            ----                ----
Revenues:
      Real estate sales (Note 2)        $         -         $    30,000
      Interest income                        71,000              86,000
      Other income (Note 2)                       -               1,000
                                        -----------         -----------
                                             71,000             117,000
                                        -----------         -----------

Costs and expenses:
      Cost of real estate sales
       (Note 2)                                   -               5,000
      Interest                            3,956,000           3,623,000
      Taxes and assessments                  13,000              20,000
      Consulting and accounting              40,000              41,000
      Legal and professional                  9,000             101,000
      General and administrative             64,000              54,000
                                        -----------         -----------
                                          4,082,000           3,844,000
                                        -----------         -----------

Net (Loss)                              $(4,011,000)        $(3,727,000)
                                        ===========         ===========


(Loss) Per Share Available to Common      $ (.87)            $  (.82)
   Stockholders - Basic and Diluted         =====               =====
   (Note 16)


       See accompanying notes to consolidated financial statements.


                                   PGI INCORPORATED AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 Years ended December 31, 2008 and 2007

                                                                             2008               2007
                                                                             ----               ----
Cash flows from operating activities:

Cash received from operations:
      Collections from real estate sales and receivables on such sales    $         -      $    30,000
      Interest received                                                        63,000          129,000
      Other operating receipts                                                      -            1,000
                                                                          ------------     ------------
                                                                               63,000          160,000
                                                                          ------------     ------------


Cash expended for operations:
      Payments for real estate sales                                                -            3,000
      Taxes and assessments                                                    13,000           39,000
      Consulting and accounting                                                41,000           47,000
      Legal and professional                                                    7,000           10,000
      General and administrative                                               56,000           54,000
                                                                          ------------     ------------
                                                                              117,000          153,000
                                                                          ------------     ------------


      Net cash flow provided by (used in) operating activities                (54,000)           7,000
                                                                          ------------     ------------


Cash flows from investing activities:

      Net repayments of notes receivable                                       44,000            6,000

                                                                          ------------     ------------
Net cash flow provided by investing activities                                 44,000            6,000
                                                                          ------------     ------------





Net increase (decrease) in cash and cash equivalents                          (10,000)          13,000

Cash and cash equivalents at beginning of year                                 16,000            3,000
                                                                          ------------     ------------
Cash and cash equivalents at end of year                                  $     6,000      $    16,000
                                                                          ============     ============



          See accompanying notes to consolidated financial statements.


                                  PGI INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                Years ended December 31, 2008 and 2007


                                                                          2008                 2007
                                                                          ----                 ----
Reconciliation of net (loss) to net cash provided by
 (used in) operating activities:

Net (loss)                                                             $(4,011,000)        $(3,727,000)

Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:


(Increase) decrease in assets:
      Other receivables                                                      4,000              42,000
      Land and improvement inventories-net                                       -               2,000
      Prepaid expenses and deposits                                         (3,000)             14,000
Increase (decrease) in liabilities:
      Accounts payable and accrued expenses                                  9,000              63,000
      Accrued real estate taxes                                             (9,000)            (10,000)
      Accrued interest                                                   3,956,000           3,623,000
                                                                      --------------      --------------

Net cash flow provided by (used in) operating activities               $   (54,000)        $     7,000
                                                                      ==============      ==============



         See accompanying notes to consolidated financial statements.


                                               PGI INCORPORATED AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                            Years ended December 31, 2008 and 2007


                              Preferred Stock               Common Stock
                              ---------------               ------------                                 Accumulated
                            Shares      Par Value         Shares    Par Value        Paid-In Capital       Deficit
                            ------      ---------         ------    ---------        ---------------       -------

Balances at 1/1/07         2,000,000   $2,000,000       5,317,758    $532,000          $13,498,000      $(56,924,000)

Net Loss                           -            -               -           -                    -        (3,727,000)
                           ---------   ----------       ---------    --------          -----------      ------------
Balances at 12/31/07       2,000,000   $2,000,000       5,317,758    $532,000          $13,498,000      $(60,651,000)

Net Loss                           -            -               -           -                    -        (4,011,000)
                           ---------   ----------       ---------    --------          -----------      ------------
Balances at 12/31/08       2,000,000   $2,000,000       5,317,758    $532,000          $13,498,000      $(64,662,000)
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

                        PGI INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Significant Accounting Policies:
         --------------------------------

Principles of Consolidation
---------------------------

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after eliminating all significant inter-company transactions.

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



2.       Real Estate Sales and Other Income:
         -----------------------------------

Real estate sales and cost of sales consisted of:
                                         2008               2007
                                         ----               ----

         Homesite/acreage sales        $      -           $ 30,000
         Cost of Sales                        -              5,000
                                       --------           --------
         Gross Profit Margin           $      -           $ 25,000
                                       ========           ========

         There were no real estate sales in 2008 due to a depressed real estate market in Citrus County, Florida. In the first quarter of 2007, the Company completed the sale of a single family lot at the price of $30,000.

         There was no other income in 2008. Other income for the year ended December 31, 2007 was $1,000.

                        PGI INCORPORATED AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


3.       Restricted Cash:
         ----------------

         Restricted cash includes restricted proceeds held by PGIP, LLC ("PGIP"), the Primary Lender, as collateral for debt repayment. (See Note 14)

         The restricted escrow funds balance was $5,000 at both December 31, 2008 and December 31, 2007. Interest earned on the restricted cash in 2008 was $9.


4.       Land and Improvements:
         ----------------------
         Land and improvement inventories consisted of:
                                               2008             2007
                                               ----             ----
                Unimproved land              $625,000         $625,000
                Fully improved land            14,000           14,000
                                             --------         --------
                                             $639,000         $639,000
                                             ========         ========

5.       Other Assets:
         -------------
         Other assets consisted of:
                                               2008             2007
                                               ----             ----
                Deposit with Trustee
                  of 6 1/2% debentures       $183,000         $180,000
                Prepaid Expenses                4,000            5,000
                Deferred Charges                1,000            1,000
                                             --------         --------
                                             $188,000         $186,000
                                             ========         ========

6.       Accounts Payable and Accrued Expenses:
         --------------------------------------
         Accounts payable and accrued expenses consisted of:
                                               2008             2007
                                               ----             ----
                Accounts payable             $ 14,000         $  9,000
                Accrued audit/tax expense      37,000           33,000
                Accrued consulting fees         2,000            2,000
                Accrued miscellaneous          71,000           71,000
                                             --------         --------
                                             $124,000         $115,000
                                             ========         ========

         Accrued Real Estate Taxes:
         --------------------------
         Accrued real estate taxes consisted of:
                Current                      $      -         $  9,000
                                             ========         ========

                        PGI INCORPORATED AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


7.       Credit Agreements - Primary Lender and Notes Payable:
         -----------------------------------------------------
         Credit agreements with the Company's primary lender and notes payable consisted of the following:
                                                         2008         2007
                                                         ----         ----
         Credit agreements - primary lender
         (Balance is past due, bearing interest at
         prime plus 5.0%):                            $  500,000   $  500,000

         Notes payable -
            $1,176,000 bearing interest at prime
            rate plus 2%, the remainder non-interest
            bearing, all past due                      1,198,000    1,198,000
                                                      ----------   ----------
                                                      $1,698,000   $1,698,000
                                                      ==========   ==========

The prime rate at December 31, 2008 and 2007 was 3.25% and 7.25% respectively.

         At December 31, 2008 assets collateralizing the Company's credit agreements with its primary lender totaled $644,000, of which $5,000 represented escrow held by the primary lender, and $639,000 represented land and improvement inventories.

         The overall weighted average interest rate for the Company's credit agreements with its primary lender and all remaining notes and mortgages was approximately 7.9% as of December 31, 2008 and 10.9% as of December 31, 2007.

         Although substantially all of the Company's real and personal property including all of the stock of the Company's wholly-owned subsidiaries remains pledged as collateral, the Company negotiated agreements with its mortgage holders to allow the Company to sell part of its land holdings without requiring full payment of the secured debt.

         Accrued interest on other notes payable was $2,649,000 and $2,566,000 at December 31, 2008 and 2007, respectively.

         All of the primary lender debt and notes payable are past due.

8.       Subordinated Convertible Debentures Payable:
         --------------------------------------------
         Subordinated debentures payable consisted of:
                                               2008                  2007
                                               ----                  ----
                6 1/2%, due June 1991       $1,034,000            $1,034,000
                6%, due May 1992             8,025,000             8,025,000
                                            ----------            ----------
                                            $9,059,000            $9,059,000
                                            ==========            ==========

         Since issuance, $650,000 and $152,000 of the 6 1/2% and 6% debentures, respectively, have been converted into common stock; however, this conversion feature is no longer in effect.

                       PGI INCORPORATED AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


         The Company is in default of certain sinking fund and interest payments on both subordinated debentures totaling $9,059,000 in principal plus accrued and unpaid interest of $15,219,000 at December 31, 2008 and $14,148,000 as of December 31, 2007.

         The debentures are not collateralized and are not subordinated to each other, but are subordinated to senior indebtedness ($3,198,000 at December 31, 2008). Payment of dividends on the Company's common stock is restricted under the terms of the two indentures pursuant to which the outstanding debentures are issued.

         In order to meet liquidity needs for future periods, the Company has been and intends to continue to actively seek buyers for the remaining portion of the underdeveloped acreage, when appropriate.

         No assurances can be made that the Company can achieve this objective.

9.       Convertible Debentures Payable:
         -------------------------------

         In May, 2008, LIC, an affiliate of L-PGI, the Company's preferred shareholder, purchased $703,050 in principal amount of the Company's convertible debentures from the previous debenture holder. The balance of the outstanding convertible debentures in the amount of $796,950 are held by Love-1989. The debentures held by Love-1989 are secured by a second mortgage behind PGIP on the 366 acres retained by the Company and a security interest behind that held by PGIP in the restricted proceeds escrow. The total debentures balance of $1,500,000 carry a maturity date of July 8, 1997 and are in default. Interest on the debentures accrues at the rate of fourteen percent compounded quarterly. The Company's primary lender credit agreements prohibit the payment of interest until such time as the primary lender loans are repaid.

         Accrued interest was $19,895,000 and $17,144,000 at December 31, 2008 and 2007 respectively.

                        PGI INCORPORATED AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


10.      Income Taxes:
         -------------

         Reconciliation of the statutory federal income tax rates, 34% for the years ended December 31, 2008 and 2007, to the Company's effective income tax rates follows:

                                                     2008                                2007
                                                     ----                                ----
                                                            ($ in thousands)
                                                          Percent of                           Percent of
                                       Amount of tax     Pre-tax Loss       Amount of Tax     Pre-tax Loss
                                       -------------     ------------       --------------    ------------
Expected tax (credit)                     $(1,363)          (34.0%)            $(1,243)          (34.0%)
State income taxes, net of                   (160)           (4.0%)               (146)           (4.0%)
  federal tax benefits
Increase in valuation allowance
                                            1,523            38.0%               1,389            38.0%
                                          -------            -----             -------          -------
                                          $     -                -             $     -                -
                                          =======            =====             =======          =======

         At December 31, 2008, the Company had an operating loss carryforward of approximately $ 36,800,000 which will expire at various dates through 2028.

                                                     2008            2007
                                                     ----            ----
                                                       ($ in thousands)
Deferred tax asset:
         Net operating loss carryover              $ 13,979        $ 13,561
         Adjustments to reduce land to net
           realizable value                              12              12
         Expenses capitalized under IRC 263(a)           56              56
         Environmental liability                         27              27
         Valuation allowance                        (13,902)        (13,484)
                                                   ---------       ---------
                                                   $    172        $    172
Deferred tax liability:
         Basis difference of land and
           improvement inventories                 $    172        $    172
                                                   ---------       ---------

Net deferred tax asset                             $      -        $      -
                                                   =========       =========

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

         The holders of the preferred stock are entitled to one vote per share and, except as provided by law, will vote as one class with the holders of the common stock. Class A preferred stockholders are also entitled to receive cumulative dividends at the annual rate of $.32 per share, an effective yield of 8%. Dividends accrued for an initial two year period and, at the expiration of this period, preferred stockholders had the option of receiving accumulated dividends, when and if declared by the Board of Directors, in cash (unless prohibited by law or contract) or common stock. At December 31, 2008 cumulative preferred dividends in arrears totaled $8,755,000 ($640,000 of which related to the year ended December 31, 2008). On May 15, 1997 preferred dividends accrued through April 25, 1995 totaling $4,260,433 were paid in the form of 2,000,203 shares of common stock.

         As of December 31, 2008, the preferred stock is callable or redeemable at the option of the Company at $4.00 per share plus accrued and unpaid dividends. In addition, the preferred stock will be entitled to preference of $4.00 per share plus accrued and unpaid dividends in the event of liquidation of the Company.

         At December 31, 2008 the Company had reserved 6,355,356 common shares for the conversion of preferred stock and debentures.

12.      Quarterly Results:
         ------------------

         There were no significant transactions in the fourth quarter of 2008.

                        PGI INCORPORATED AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


13.      Commitments and Contingencies:
         ------------------------------

         The Company is currently not a party in any legal proceedings.

14.      Related Party Transactions:
         ---------------------------

         As of December 31, 2008 the Company was in default of its primary credit agreements with PGIP, its Primary Lender.

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

         In addition, the Company receives office space, telephone service and computer service from LREC. A fee of $2,800 per month was accrued in 2008 and 2007. The Company made payments of $33,600 and $39,200 to LREC in 2008 and 2007 respectively for accounting service fees. There were no accrued accounting service fees as of December 31, 2008 and 2007, respectively.

         Effective March 25, 1987, the Company entered into a Management Consulting Agreement with LREC. As a consultant to the Company and in addition to the above services, LREC provides other services including, but not limited to, strategic planning, marketing and financing as requested by the Company. In consideration for these consulting services, the Company pays LREC a quarterly consulting fee of one-tenth of one percent of the carrying value of the Company's assets, plus reasonable out-of-pocket expenses. As of December 31, 2008, the carrying value of the Company's assets was approximately $1,669,000. Consulting fees were $7,000 in both 2008 and 2007, respectively. As of December 31, 2008 and 2007, a total of $2,000, respectively, of unpaid fees had accrued under this agreement.

                        PGI INCORPORATED AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


         In 1985 a corporation owned by the former Chairman of the Board and his family made an uncollateralized loan to the Company, which at December 31, 2008 had an outstanding balance, including accrued interest, of $543,000. Interest accrued on this loan was $13,000 and $18,000 for the years 2008 and 2007, respectively.

         From time to time, the Company invests in short-term debt obligations of an affiliate of L-PGI, the Company's preferred shareholder, Love Investment Company. The balance of this receivable at December 31, 2008 and 2007 was $823,000 and $867,000, respectively. Interest on the loans was $68,000 and $77,000 for 2008 and 2007, respectively.

         In 2007 the Company incurred expenses totaling $1,000 for the services of Hallmark Senior Housing, Inc., a related entity, to handle analysis of real estate owned and options available. The Company incurred no expenses in 2008 for the services of Hallmark Senior Housing, Inc.

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

                        PGI INCORPORATED AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


Accounts Payable:

         The carrying amount approximates fair value because of the short-term maturity of those debts. The estimated fair values of the Company's financial instruments are as follows:

                                        2008                            2007
                                        ----                            ----
                                Carrying         Fair           Carrying         Fair
                                 Amount          Value           Amount          Value
                                 ------          -----           ------          -----
Cash and Restricted Cash     $    11,000      $ 11,000       $    21,000       $ 21,000
Receivables                      831,000       831,000           878,000        878,000
Accounts Payable                  14,000        14,000             9,000          9,000
Debt                          12,257,000             -        12,257,000              -


16.      (Loss) Per Share:
         -----------------

         The following is a summary of the calculations used in computing basic and diluted (loss) per share:
                                                2008                2007
                                                ----                ----
Numerator:
Net (Loss)                                  $(4,011,000)        $(3,727,000)
Preferred Dividends                            (640,000)           (640,000)
                                            ------------        ------------
(Loss) Available to
  Common Shareholders                       $(4,651,000)        $(4,367,000)
                                            ============        ============

Denominator:
BASIC
Weighted average amount of shares
         outstanding                           5,317,758          5,317,758
                                               =========          =========

DILUTED
Weighted average amount of shares
         outstanding                           5,317,758          5,317,758
Dilutive effect of assumed conversion
         of Preferred Stock                            -                  -
                                               ---------         ----------
Dilutive common shares                         5,317,758          5,317,758
                                               =========         ==========

(Loss) per share
         Basic                                  $(.87)             $(.82)
         Diluted                                 (.87)              (.82)

Item 9.      Changes in and Disagreements with Accountants on Accounting and
-------      ---------------------------------------------------------------
             Financial Disclosure
             --------------------

         Not Applicable.

Item 9A.     Controls and Procedures
--------     -----------------------

         The Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) under the supervision and with the participation of the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") of the Company. Based on this evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of December 31, 2008. There have been no changes in the Company's internal control over financial reporting during the Company's fourth fiscal quarter ending December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

-------      -----------------------------------

         Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concludes that, as of December 31, 2008, the Company's internal control over financial reporting is effective.

         This annual report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report herein.


Item 9B.     Other Information
--------     -----------------

         Not Applicable

                                   PART III
                                   --------

Item 10.     Directors, Executive Officers, and Corporate Governances.
--------     ---------------------------------------------------------

         The following information, regarding executive officers and directors of the Company, is as of March 25, 2009.

                          Position with Company and Business Experience
Name and Age              During the Last Five Years
-------------             -----------------------------------------------------

Laurence A. Schiffer      Director of the Company since April 1987; President,
      (age 69)            Chief Executive Officer and Chief Financial Officer
                          of the Company since February 1994; Vice Chairman of the Board since May 1987; President and Chief
                          Executive Officer of Love Real Estate Company and
                          Love Investment Company since 1973; Chairman of
                          Heartland Bank and President of LSHC, the parent company of Heartland Bank since December 1985;
                          Manager of PGIP since 1995; member of the Real Estate
                          Board of Metropolitan St. Louis and the National
                          Association of Real Estate Boards.

Andrew S. Love Jr.        Director and Chairman of the Company's Board of
     (age 65)             Directors since (age 65) May 1987; Secretary since
                          February 1994; Chairman of the Board of Love Real
                          Estate Company and Secretary of Love Investment
                          Company since 1973; Partner in St. Louis based law firm of Bryan, Cave, McPheeters & McRoberts until
                          1991; Director of Heartland Bank and Chairman of
                          LSHC, the parent company of Heartland Bank since
                          December 1985; Manager of PGIP since 1995.

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

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

         The Company was not furnished any Forms 3, 4 or 5, or any amendments thereto, during our most recent fiscal year. Accordingly, the Company is not aware of any officer, director or beneficial owner of more than 10 percent of the Company's registered securities that failed to file on a timely basis Forms 3, 4 and 5 required under Section 16(a) of the Securities Exchange Act of 1934, as amended, during fiscal year ended 2008.

Item 11.     Executive Compensation
--------     ----------------------

         The Company's Chief Executive Officer and Chief Financial Officer is Mr. Laurence A. Schiffer. Because of the Company's impaired financial condition, it does not compensate in any manner Mr. Schiffer or Mr. Love, the Company's only other executive officer, for the services they perform for the Company in that capacity. Management services are provided to the Company by Love Real Estate Company ("LREC"), which is an affiliate of L-PGI, pursuant to that certain Management Consulting Agreement by and between the Company and LREC dated March 25, 1987 (the "Management Agreement"). Mr. Schiffer is an employee of, and receives an annual salary from LREC. Mr. Love receives only a nominal salary from LREC. Neither the Company nor LREC maintains records, which would allow either of them to attribute any portion of the remuneration Mr. Schiffer receives from LREC to the management services he performs for the Company. See Item 13. "Certain Relationships and Related Party Transactions, and Directors Independence" for additional information about the Management Agreement.

         Neither Mr. Schiffer nor Mr. Love received fees from any source directly attributable to their services as directors of the Company during 2008.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and
--------     ------------------------------------------------------------------
             Related Stockholder Matters
             ---------------------------

         The table below provides certain information as of March 25, 2009 regarding the beneficial ownership of the Common Stock and the Class A cumulative convertible preferred stock (the "Preferred Stock") by each person known by the Company to be the beneficial owner of more than five percent of either the Common Stock or the Preferred Stock, each director of the Company (which persons are also the Company's only executive officers), and by virtue of the foregoing, the directors and executive officers of the Company as a group.

                                                                                     Percent of Total
                                                                                     ----------------        Percent of
                                                      Common        Preferred       Common     Preferred    Total Voting
                      Name                             Stock          Stock        Stock (1)     Stock        Power (1)
                      ----                             -----          -----        ---------    -------       ---------
         Estate of Harold Vernon                    998,777(2)(3)       -             18.8%        -            13.7%
         Alfred M. Johns                            426,514(4)       125,000(4)        8.0%       6.3%           7.5%
         Love-PGI Partners, L.P.("L-PGI")         2,260,706(5)     1,875,000(5)       42.5%      93.8%          56.5%
         Andrew S. Love, Jr.                      2,263,215(6)     1,875,000(6)       42.5%      93.8%          56.5%
         Laurence A. Schiffer                     2,263,215(7)     1,875,000(7)       42.5%      93.8%          56.5%
         All executive officers and directors
         as a group (2 persons)                   2,263,215(8)     1,875,000(8)       42.5%      93.8%          56.5%

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




         Vernon, which was secured by these shares. The loan is in default and the Company understands that the FDIC has the right, pursuant to a pledge agreement, to vote the shares at any annual or special meeting of shareholders.
3. Information obtained from filings made with the Securities and Exchange Commission.
4. Sole voting and investment power over 405,613 shares of Common Stock; shared voting and investment power over 20,901 shares of Common Stock included in the table which are owned by Mr. John's wife; sole voting and investment power over the 125,000 shares of Preferred Stock.
5. The controlling general partner of L-PGI is Love Investment Company, a Missouri Corporation owned by Mr. Love, Love family members and trusts and Mr. Schiffer. Messrs. Love and Schiffer serve as the executive officers and directors of Love Investment Company.
6. These shares are the same shares owned by L-PGI and PGIP, LLC (2,509 shares of Common Stock). Mr. Love is an indirect owner of L-PGI and PGIP, LLC. See Footnote 5 above and Item 13. "Certain Relationships and Related Transactions, and Director Independence" for more information. Accordingly, Mr. Love has shared voting and investment power over all of these shares.
7. These shares are the same shares owned by L-PGI and PGIP, LLC (2,509 shares of Common Stock). Mr. Schiffer is an indirect owner of L-PGI and PGIP, LLC. See Footnote 5 above and Item 13. "Certain Relationships and Related Transactions, and Director Independence" for more information. Accordingly, Mr. Schiffer has shared voting and investment power over all of these shares.
8. These shares are the same shares reflected in Footnotes 5, 6 and 7. See Footnote 5 above and Item 13. "Certain Relationships and Related Transactions, and Director Independence" for more information.
9.       Addresses for beneficial owners are as follows:

         Estate of Harold Vernon            Love-PGI Partners, L.P              Laurence A. Schiffer
         3201 W. Rolling Hills Circle       212 So. Central, Suite 100          212 So. Central, Suite 201
         Davie, FL 33328                    St. Louis, MO 63105                 St. Louis, MO 63105

         Alfred M. Johns                    Andrew S. Love, Jr.
         One Woodland Drive                 212 So. Central, Suite 201
         Punta Gorda, FL 33982              St. Louis, MO 63105

         As of December 31, 2008, the Company did not have a compensation plan under which its equity securities may be issued.

Item 13.     Certain Relationships and Related Transactions, and Director
--------     ------------------------------------------------------------
             Independence
             ------------

         The Company's primary lender debt of $500,000 as of December 31, 2008, and which remained at this amount during all of fiscal year 2008, is with PGIP, LLC, an affiliate of the Company ("PGIP") and is secured by substantially all of the Company's real estate. PGIP became the primary lender in March 1996, with the assignment by First Union, the Company's former primary bank lender, of all its right, title and interest in and to the loan documents. PGIP is 100% owned by Love Savings Holding Company ("LSHC"). Messrs. Love and Schiffer own approximately 90% of all of the issued and outstanding voting stock of LSHC and serve as the directors and officers of LSHC. LSHC along with Messrs. Love and Schiffer are the managers of PGIP. There were no principal or interest payments made during fiscal year 2008 to PGIP with respect to this debt. See also Note 7 to the Notes to Consolidated Financial Statements.

         As further security to the primary lender indebtedness with PGIP, a restricted proceeds escrow was established in connection with the closing of the bulk acreage sale in May 1998. The escrow agreement permits funds to be paid (i) as requested by PGI and agreed to by PGIP, or (ii) as deemed necessary and appropriate by PGIP to protect its interest in the remaining real estate, including its right to receive principal and interest payments on the indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company. The restricted escrow balance was

$5,000 at both December 31, 2008 and 2007, respectively. Interest earned on the restricted cash in 2008 was $9.

         The Company maintains its administration and accounting offices with the offices of LREC in St. Louis, Missouri. LREC, a Missouri Corporation, is owned by Mr. Love and Mr. Schiffer, and is located at 212 South Central Avenue, Suite 100, St. Louis, Missouri 63105. A fee of $2,800 per month was accrued in 2008 and 2007 and the Company made payments of $33,600 and $39,200 to LREC in 2008 and 2007 respectively, for the services described in the next paragraph. There were no accrued accounting service fees as of December 31, 2008 and 2007, respectively.

         The following is a list of services provided:

         1  Maintain books of original entry;
         2. Prepare quarterly and annual SEC filings;
         3. Coordinate the annual audit;
         4. Assemble information for tax filing, review reports as prepared by tax accountants and file same;
         5. Track Shareholder records through transfer agent;
         6. Maintain policies of insurance against property and liability exposure;
         7. Handle day-to-day accounting requirements; and
         8. Provide telephone and computer service.

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

         Effective as of March 25, 1987, the Company entered into the Management Agreement with LREC. As a consultant to the Company and in addition to the above services, LREC provides other services including, but not limited to, strategic planning, marketing, and financing as requested by the Company. In consideration for these consulting services, the Company pays LREC a quarterly consulting fee of one-tenth of one percent of the book value of the Company's assets, plus reasonable out-of-pocket expenses. As of December 31, 2008, the book value of the Company's assets was approximately $1.7 million. Consulting fees accrued and paid were $7,000 in both 2008 and 2007, respectively. As of both December 31, 2008 and 2007, a total of $2,000, respectively, of unpaid fees had accrued under the Management Agreement. The Management Agreement will continue in effect until terminated upon 90 days prior written notice by a majority vote of the Company's directors.

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

         In 1989, the Company sold an aggregate $2,282,451 principal amount of the Convertible Debentures ("Debentures") in a private placement to Love-1989 Florida Partners, L.P. ("Love-1989"). The controlling general partner of Love-1989 is Love Investment Company ("LIC"), which is owned by Mr. Love, Love family members and trusts and Mr. Schiffer. The above purchase by Love-1989 of the Debentures was funded in part with a loan from L-PGI. Love-1989 repaid the debt to L-PGI in full, in part by transferring a portion of the Debentures held by Love-1989 to L-PGI. In July 1992, as partial consideration for the Company's conveyance of 350 acres of property to L-PGI, the Company retired $782,000 in principal amount of the Debentures held by L-PGI together with $389,000 in accrued interest. The maturity date on all of the remaining Debentures was extended to July 8, 1997. The Debentures are past due and in default.

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

         As of and during December 31, 2008, Love-1989 held $796,950 in principal amount of the Debentures with respect to which there was as of December 31, 2008 accrued and unpaid interest in the amount of $10,654,000. In May, 2008, LIC, an affiliate of L-PGI, the Company's preferred shareholder, purchased $703,050 in principal amount of Debentures from the previous debenture holder for which there was as of December 31, 2008 accrued and unpaid interest in the amount of $9,241,000. The total debentures balance of $1,500,000 carry a maturity date of July 8, 1997 and are in default. Interest on the Debentures accrues at the rate of fourteen percent compounded quarterly, and no interest payments were made during December 31, 2008.

         In 1985, a corporation owned by Alfred M. Johns, the former Chairman of the Company, and his family made an uncollateralized loan to the Company, which during and at December 31, 2008 had an outstanding balance, excluding accrued interest, of $176,000. This loan is past due. Besides being a direct owner of Common and Preferred Stock, Mr. Johns has no other direct or indirect affiliations with the Company.

         From time to time, the Company invests in short term debt obligations with LIC. The balance of this receivable at December 31, 2008 and 2007 was $823,000 and $867,000, respectively. Interest on such receivables was $68,000 and $77,000 for 2008 and 2007, respectively.

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


Item 14.     Principal Accountant Fees and Services
--------     --------------------------------------

         Audit and tax fees rendered by BKD, LLP, the principal accountant of the Company, for the fiscal years ended December 31, 2008 and December 31, 2007 were:

                                            2008           2007
                                            ----           ----

                Audit Fees                $31,900        $31,100
                Audit Related Fees              0              0
                Tax Fees                    4,200          3,900
                All Other Fees                  0              0
                                          -------        -------
                                          $36,100        $35,000
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

                                     PART IV

Item 15.     Exhibits and Financial Statement Schedules
--------     ------------------------------------------

1. The following financial statements and the report of independent registered public accounting firm are filed as part of this Report:

           a.   Report of Independent Registered Public Accounting Firm
           b. Consolidated Statements of Financial Position as of December 31, 2008 and 2007
           c. Consolidated Statements of Operations for the Years Ended December 31, 2008 and 2007
           d. Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007
           e. Consolidated Statements of Stockholders' Deficiency for the Years Ended December 31, 2008 and 2007
           f.   Notes to Consolidated Financial Statements

2. Financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

3. Reference is made to the Exhibit Index contained on page 37 herein for a list of exhibits required to be filed under this Item.

                        PGI INCORPORATED AND SUBSIDIARIES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PGI INCORPORATED
                                            (Registrant)

Date:  March 31, 2009                       By:/s/Laurence A. Schiffer
       --------------                          -------------------------------
                                            Laurence A. Schiffer, President
                                            (Duly Authorized Officer and
                                            Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                            Date

/s/Andrew S. Love              Chairman of the Board            March 31, 2009
------------------------       Secretary
Andrew S. Love


/s/Laurence A. Schiffer        Vice Chairman of the Board       March 31, 2009
------------------------       President, Principal Executive
Laurence A. Schiffer           Officer, Principal Financial
                               Officer, and Principal Accounting
                               Officer

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

13.      Inapplicable.

14. Inapplicable (See discussion regarding code of ethics under Item 10. this Form 10-K).

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