Form 10-Q
period 2009-03-31
PGI INC
filed 2009-05-15
CIK 81157

                    U.S SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10 - Q
(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended    March 31, 2009
                                                 ----------------------

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from
                                        ---------------- to ------------------

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

         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X       No
                                         -------      -------

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of "large accelerated filer", "accelerated filer" and "smaller reporting Company" in Rule 12b-2 of the Exchange Act. (Check one):

             Large accelerated filer          Accelerated filer
                                    -------                    -------
             Non-accelerated filer            Smaller reporting company   X
                                  ---------                            -------
             (Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).    Yes           No   X
                                                  -------      -------

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 11, 2009, there were 5,317,758 shares of the issuer's common stock, $.10 par value per share, outstanding.

                                  PGI INCORPORATED AND SUBSIDIARIES
                                             Form 10 - Q
                                For the Quarter Ended March 31, 2009

                                          Table of Contents
                                          -----------------
                                                                                   Form 10 - Q
                                                                                     Page No.
                                                                                   -----------
PART I            FINANCIAL INFORMATION

       Item 1.    Financial Statements
                  Condensed Consolidated Statements of Financial Position
                       March 31, 2009 (Unaudited) and December 31, 2008                 3

                  Condensed Consolidated Statements of Operations (Unaudited)
                       Three Months Ended March 31, 2009 and 2008                       4

                  Condensed Consolidated Statements of Cash Flows (Unaudited)
                       Three Months Ended March 31, 2009 and 2008                       5

                  Notes to Condensed Consolidated Financial Statements (Unaudited)      6

       Item 2.    Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                   11

       Item 3.    Quantitative and Qualitative Disclosures About Market Risk           14

       Item 4.    Controls and Procedures
                                                                                       14


PART II           OTHER INFORMATION


       Item 1.    Legal Proceedings                                                    15


       Item1A.    Risk Factors                                                         15

       Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds          15

       Item 3.    Defaults Upon Senior Securities                                      15

       Item 4.    Submission of Matters to a Vote of Security Holders                  15

       Item 5.    Other Information                                                    15

       Item 6.    Exhibits                                                             15

SIGNATURE                                                                              16

EXHIBIT INDEX                                                                          17

PART I          FINANCIAL INFORMATION
       Item 1.  Financial Statements

                                      PGI INCORPORATED AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                              ($ in thousands)
                                                                   March 31,                    December 31,
                                                                     2009                           2008
                                                                     ----                           ----
                                                                  (Unaudited)
ASSETS
     Cash and cash equivalents                                     $      1                       $      6
     Restricted cash                                                      5                              5
     Receivables                                                        823                            831
     Land and improvement inventories                                   639                            639
     Other assets                                                       186                            188
                                                                   --------                       --------
                                                                   $  1,654                       $  1,669
                                                                   ========                       ========

LIABILITIES
     Accounts payable & accrued expenses                           $    119                       $    124
     Accrued real estate taxes                                            3                              -
     Accrued interest:
     Primary lender                                                     167                            157
     Debentures                                                      36,135                         35,114
     Other                                                            2,664                          2,649
Credit Agreements -
     Primary lender                                                     500                            500
     Notes payable                                                    1,198                          1,198
     Subordinated debentures payable                                  9,059                          9,059
     Convertible debentures payable                                   1,500                          1,500
                                                                   --------                       --------
                                                                   $ 51,345                       $ 50,301
                                                                   --------                       --------

STOCKHOLDERS' DEFICIENCY
     Preferred stock, par value $1.00 per share;
         authorized 5,000,000 shares; 2,000,000
         Class A cumulative convertible shares issued
         and outstanding; (liquidation preference of
         $8,000,000 and cumulative dividends)                         2,000                          2,000
     Common stock, par value $.10 per share;
         authorized  25,000,000 shares; 5,317,758
         shares issued and outstanding                                  532                            532
     Paid-in capital                                                 13,498                         13,498
     Accumulated deficit                                            (65,721)                       (64,662)
                                                                   --------                       --------
                                                                    (49,691)                       (48,632)
                                                                   --------                       --------
                                                                   $  1,654                       $  1,669
                                                                   ========                       ========

See accompanying notes to Condensed Consolidated Financial Statements.

Part I          Financial Information (Continued)

                       PGI INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    ($ in thousands, except per share data)
                                  (Unaudited)

                                                    Three Months Ended
                                                    ------------------
                                               March 31,          March 31,
                                                    2009               2008
                                                    ----               ----
REVENUES
     Interest Income                             $     16            $   19
                                                 --------            ------
                                                       16                19
                                                 --------            ------

COSTS AND EXPENSES
     Interest                                       1,046               955
     Taxes & Assessments                                3                 4
     Consulting & Accounting                           10                10
     Legal & Professional                               2                 4
     General & Administrative                          14                14
                                                 --------            ------
                                                    1,075               987
                                                 --------            ------
NET LOSS                                         $ (1,059)           $ (968)
                                                 ========            ======

NET LOSS PER SHARE (*)                           $   (.23)           $ (.21)
                                                 ========            ======

* Considers the effect of cumulative preferred dividends in arrears for the three months ended March 31, 2009 and 2008.


See accompanying notes to Condensed Consolidated Financial Statements.

Part I          Financial Information (Continued)

                         PGI INCORPORATED AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ($ in thousands)
                                    (Unaudited)
                                                          Three Months Ended
                                                          ------------------
                                                     March 31,         March 31,
                                                          2009              2008
                                                          ----              ----

Net cash used in operating activities                   $  (11)            $  (14)
                                                        ------             ------

Cash flows from investing activities:
     Proceeds from notes receivable                          6                  -
                                                        ------             ------
     Net cash provided by investing activities               6                  -
                                                        ------             ------


Net decrease in cash                                        (5)               (14)

Cash at beginning of period                                  6                 16
                                                        ------             ------

Cash at end of period                                   $    1             $    2
                                                        ======             ======


See accompanying notes to Condensed Consolidated Financial Statements.

                       PGI INCORPORATED AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)      Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of PGI Incorporated and its subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10 - Q and therefore do not include all disclosures necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The Company's independent accountants included an explanatory paragraph regarding the Company's ability to continue as a going concern in their opinion on the Company's condensed consolidated financial statements for the year ended December 31, 2008.

         Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report for 2008 filed with the Securities and Exchange Commission.

         The condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited consolidated balance sheet as of that date.

         The Company remains in default under the indentures governing its unsecured subordinated debentures and collateralized convertible debentures and in default of its primary debt obligations. (See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 7, 8, and 9 to the Company's consolidated financial statements for the year ended December 31, 2008, as contained in the Company's Annual Report on Form 10 - K).

         All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the three months ended March 31, 2009 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2009 or any other interim period.

 (2)     Per Share Data

         Basic per share amounts are computed by dividing net income (loss), after considering cumulative dividends in arrears on the Company's preferred stock, by the average number of common shares and common stock equivalents outstanding. For this purpose, the Company's cumulative convertible preferred stock and collateralized convertible debentures are not deemed to be common stock equivalents. The average number of common shares outstanding for the three months ended March 31, 2009 and 2008 was 5,317,758.

                       PGI INCORPORATED AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (continued)

         Diluted per share amounts are computed by dividing net income (loss) by the average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures into shares of common stock. For the three months ended March 31, 2009 and 2008, the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

         The following is a summary of the calculations used in computing basic and diluted (loss) per share for the three months ended March 31, 2009 and 2008.

                                                  Three Months Ended
                                                  ------------------
                                             March 31,        March 31,
                                                2009             2008
                                                ----             ----
        Net Loss                            $(1,059,000)     $  (968,000)
        Preferred Dividends                    (160,000)        (160,000)
                                            -----------      -----------
        Loss Available to
               Common Shareholders          $(1,219,000)     $(1,128,000)
                                            ===========      ===========
        Weighted Average Number
               Of Shares Outstanding          5,317,758        5,317,758
        Basic and Diluted Loss
               Per Share                          $(.23)           $(.21)

(3)      Statement of Cash Flows

         The Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows", which requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. There were no payments of interest for the three month periods ended March 31, 2009 and March 31, 2008.

(4)      Restricted Cash

         Restricted cash includes restricted proceeds held by the primary lender as collateral for debt repayment.

                       PGI INCORPORATED AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (continued)

(5)      Receivables
         Net receivables consisted of:
                                                         March 31,             December 31,
                                                           2009                    2008
                                                           ----                    ----
                                                                 ($ in thousands)
         Notes receivable - related party                 $  817                  $  823
         Interest receivable - related party                   6                       8
                                                          ------                  ------
                                                          $  823                  $  831
                                                          ======                  ======

(6)      Land and Improvements
         Land and improvement inventories consisted of:
                                                         March 31,             December 31,
                                                           2009                    2008
                                                           ----                    ----
                                                                 ($ in thousands)
         Unimproved land                                  $  625                  $  625
         Fully improved land                                  14                      14
                                                          ------                  ------
                                                          $  639                  $  639
                                                          ======                  ======

(7)      Other Assets
         Other assets consisted of:
                                                         March 31,             December 31,
                                                           2009                    2008
                                                           ----                    ----
                                                                 ($ in thousands)
         Deposit with Trustee of 6-1/2% debentures        $  183                  $  183
         Other                                                 3                       5
                                                          ------                  ------
                                                          $  186                  $  188
                                                          ======                  ======

                       PGI INCORPORATED AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (continued)

(8)      Accounts Payable and Accrued Expenses
         Accounts payable and accrued expenses consisted of:
                                                                         March 31,      December 31,
                                                                           2009             2008
                                                                           ----             ----
                                                                              ($ in thousands)
         Accounts payable                                                $     9          $    14
         Accrued audit & professional                                         35               37
         Accrued consulting fees                                               3                2
         Accrued miscellaneous                                                72               71
                                                                         -------          -------
                                                                         $   119          $   124
                                                                         =======          =======

         Accrued Real Estate Taxes consisted of:
         Current real estate taxes                                       $     3          $     -
                                                                         =======          =======

(9)      Primary Lender Credit Agreements, Notes Payable, Subordinated and
         Convertible Debentures Payable
         Credit agreements with the Company's primary lender and notes payable consisted of the following:

                                                                         March 31,      December 31,
                                                                           2009             2008
                                                                           ----             ----
                                                                              ($ in thousands)
         Credit agreements - primary lender:
            (maturing June 1, 1997, bearing interest
            at prime plus 5%)                                            $   500          $   500
         Notes payable - $1,176,000
            bearing interest at prime plus 2%                              1,198            1,198
                                                                         -------          -------
                                                                           1,698            1,698
                                                                         -------          -------
         Subordinated debentures payable:

            At 6-1/2% interest; due June 1, 1991                           1,034            1,034
            At 6% interest; due May 1, 1992                                8,025            8,025
                                                                         -------          -------
                                                                           9,059            9,059
                                                                         -------          -------
         Collateralized convertible debentures payable:

            At 14% interest; due July 8, 1997,
            convertible into shares of common stock                        1,500            1,500
                                                                         -------          -------
            at $1.72 per share                                           $12,257          $12,257
                                                                         =======          =======


                       PGI INCORPORATED AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (continued)

(10)     Income Taxes

         At December 31, 2008, the Company had an operating loss carryforward of approximately $36,800,000 to reduce future taxable income. These operating losses expire at various dates through 2028.

         The following summarizes the temporary differences of the Company at
         March 31, 2009 and December 31, 2008 at the current statutory rate:
                                                                       March 31,       December 31,
                                                                         2009              2008
                                                                         ----              ----
                                                                             ($ in thousands)
         Deferred tax asset:
           Net operating loss carryforward                             $ 14,381          $ 13,979
           Adjustments to reduce land to net realizable value                12                12
           Expenses capitalized under IRC 263(a)                             56                56
           Environmental liability                                           27                27
           Valuation allowance                                          (14,304)          (13,902)
                                                                       --------          --------
                                                                            172               172

         Deferred tax liability:
           Basis difference of land and improvement inventories             172               172
                                                                       --------          --------
         Net deferred tax asset                                        $      -          $      -
                                                                       ========          ========

                       PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note
----------------

         The Company's most valuable remaining asset is a parcel of 366 acres located in Hernando County, Florida. As of March 31, 2009, the Company also owned 7 single family lots, located in Citrus County, Florida. In addition, the Company owns some minor parcels of real estate in Charlotte County and Citrus County, Florida, but these have limited value because of associated developmental constraints such as wetlands, easements, and/or other obstacles to development and sale.

         The 366 acre parcel in Hernando County is difficult to value because of uncertainty related to the possible extension of the Suncoast Expressway, which terminates on the south side of Route 98 opposite this property. Planning continues for the proposed northward continuation of the Suncoast Expressway, and based on an endorsement in 2007 by the Citrus County Commission to re-adopt a project that was originally approved in 1998, the route that is presently believed to be the most probable is through the middle of this parcel of property. However, until and unless the uncertainty regarding the future expansion of the Suncoast Expressway and the related prospect of an eminent domain taking of a significant portion of the parcel is resolved, planning with respect to this property is difficult.

Results of Operations
---------------------

         Revenues for the first three months of 2009 decreased by $3,000 to $16,000 from $19,000 for the comparable 2008 period as a result of decreased interest income in the current year. Expenses for the three month period ended March 31, 2009 increased by $88,000 when compared to the same period in 2008 primarily resulting from an increase in interest expense of $91,000 due to interest accruing on higher past due balances. As a result, a net loss of $1,059,000 was incurred for the first three months of 2009 compared to a net loss of $968,000 for the first three months of 2008. After consideration of cumulative preferred dividends in arrears, totaling $160,000 for each of the three months ended March 31, 2009 and 2008 ($.05 per share of common stock), a net loss per share of $(.23) and $(.21) was reported for the three month periods ended March 31, 2009 and 2008, respectively. The total cumulative preferred dividends in arrears through March 31, 2009 is $8,915,000.

         Interest expense during the first quarter of 2009 increased by $91,000 when compared to the same quarter for 2008 as a result of interest accruing on past due balances which increase at various intervals during the year for accrued but unpaid interest. This was partially offset by a lower average interest rate. The average prime interest rate was 3.25% and 6.24% in the first quarter of 2009 and 2008, respectively

         As of March 31, 2009, the Company remained in default of its primary lender indebtedness with PGIP, LLC ("PGIP") of $500,000, as well as in default under its subordinated and convertible debentures and its notes payable. PGIP holds restricted funds of the Company pursuant to an escrow agreement whereby funds may be disbursed (i) as requested by the Company and agreed to by PGIP,
(ii) as deemed necessary and appropriate by PGIP, to protect PGIP's interest in the Retained Acreage (as hereinafter defined), including PGIP's right to receive principal and interest under the note agreement securing the remaining indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company. The restricted escrow funds held by PGIP were $5,000 at March 31, 2009 and December 31, 2008. The Company did not utilize any of the restricted escrow funds during the first quarter of 2009 or 2008. The primary parcel of real estate owned by the Company, totaling 366 acres and located in Hernando County, Florida (the "Retained Acreage"), remains subject to the primary lender indebtedness.

                       PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow Analysis
------------------

         During the three month period ended March 31, 2009, the Company's cash flow decreased by $5,000, as compared to a decrease of $14,000 during the same period in 2008. Net cash used in operating activities for the three months ended March 31, 2009 was $11,000 compared to $14,000 for the comparable 2008 period. Net cash provided by investing activities during the three months ended March 31, 2009 consisted of $6,000 in note receivable proceeds received from Love Investment Company, an affiliate of Love-PGI Partners, L.P., the Company's preferred shareholder.

Analysis of Financial Condition
-------------------------------

         Total assets decreased by $15,000 at March 31, 2009 compared to total assets at December 31, 2008, reflecting the following changes:

                                                        March 31,         December 31,        Increase
                                                          2009                2008           (Decrease)
                                                          ----                ----           ----------
                                                                        ($ in thousands)
       Cash and cash equivalents                         $    1              $    6            $  (5)
       Restricted cash                                        5                   5                -
       Receivables                                          823                 831               (8)
       Land and improvement inventories                     639                 639                -
       Other assets                                         186                 188               (2)
                                                         ------              ------            -----
                                                         $1,654              $1,669            $ (15)
                                                         ======              ======            =====


         Liabilities were approximately $51.3 million at March 31, 2009 compared to approximately $50.3 million at December 31, 2008, reflecting the following changes:

                                                       March 31,          December 31,       Increase
                                                         2009                 2008          (Decrease)
                                                         ----                 ----          ----------
                                                                        ($ in thousands)
       Accounts payable & accrued expenses              $   119             $   124           $   (5)
       Accrued real estate taxes                              3                   -                3
       Accrued interest                                  38,966              37,920            1,046
       Credit agreements - primary lender                   500                 500                -
       Notes                                              1,198               1,198                -
       Convertible subordinated
          debentures payable                              9,059               9,059                -
       Convertible debentures payable                     1,500               1,500                -
                                                        -------             -------           ------
                                                        $51,345             $50,301           $1,044
                                                        =======             =======           ======

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

                       PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         The Company remains in default of the entire principal amount plus interest (including certain sinking fund and interest payments with respect to its subordinated debentures) on its subordinated and convertible debentures and notes payable, as well as its primary lender indebtedness with PGIP. The principal and accrued interest amounts due are as indicated in the following table:

                                                             March 31, 2009
                                                             --------------
                                                         Principal      Accrued
                                                        Amount Due     Interest
                                                        ----------     --------
                                                             ($ in thousands)
         Subordinated debentures:
         ------------------------
         At 6 1/2%, due June 1, 1991                      $1,034        $ 1,345
         At 6%, due May 1, 1992                            8,025         14,146
                                                          ------        -------
                                                          $9,059        $15,491
                                                          ======        =======

         Collateralized convertible debentures:
         --------------------------------------
         At 14%, due July 8, 1997                         $1,500        $20,644
                                                          ======        =======

         Notes Payable:
         --------------
         At prime plus 2%                                 $1,176        $ 2,664
         Non-interest bearing                                 22              -
                                                          ------        -------
                                                          $1,198        $ 2,664
                                                          ======        =======

         Primary Lender:                                  $  500        $   167
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

                       PGI INCORPORATED AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 4. Controls and Procedures

         The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on this evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2009. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                       PGI INCORPORATED AND SUBSIDIARIES

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company, to its knowledge, currently is not a party in any legal proceedings.

Item 1A. Risk Factors

         Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         See discussion in Item 2 of Part 1 with respect to defaults under the Company's subordinated debentures, collateralized convertible debentures and other indebtedness and with respect to cumulative preferred dividends in arrears, which discussions are incorporated herein by this reference.

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

                               PGI INCORPORATED
                               ----------------
                                 (Registrant)


Date: May 15, 2009                          /s/Laurence A. Schiffer
     --------------                         --------------------------
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

99.       Inapplicable.

100.      Inapplicable.