Form 10-Q
period 2009-06-30
PGI INC
filed 2009-08-14
CIK 81157

                    U.S SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10 - Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   June 30, 2009
                                        -----------------

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

         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X       No
                                           -----        -----

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and
post such files). Yes       No
                      -----    -----

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
            Large accelerated filer            Accelerated filer
                                   ---------                    ---------
            Non-accelerated filer              Smaller reporting company   X
                                 -----------                             -----
            (Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).     Yes       No   X
                                                    -----    -----

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 1, 2009, there were 5,317,758 shares of the issuer's common stock, $.10 par value per share, outstanding.

                                  PGI INCORPORATED AND SUBSIDIARIES

                                             Form 10 - Q
                                 For the Quarter Ended June 30, 2009

                                          Table of Contents
                                          -----------------
                                                                                        Form 10 - Q
                                                                                          Page No.
                                                                                        -----------
PART I                  FINANCIAL INFORMATION

         Item 1.        Financial Statements
                        Condensed Consolidated Statements of Financial Position
                             June 30, 2009 (Unaudited) and December 31, 2008                  3

                        Condensed Consolidated Statements of Operations (Unaudited)
                             Three and Six Months Ended June 30, 2009 and 2008                4

                        Condensed Consolidated Statements of Cash Flows (Unaudited)
                             Six Months Ended June 30, 2009 and 2008                          5

                        Notes to Condensed Consolidated Financial Statements (Unaudited)      6

         Item 2.        Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                   11

         Item 3.        Quantitative and Qualitative Disclosures About Market Risk           14

         Item 4.        Controls and Procedures                                              14

PART II                 OTHER INFORMATION

         Item 1.        Legal Proceedings                                                    15

         Item1A.        Risk Factors                                                         15

         Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds          15

         Item 3.        Defaults Upon Senior Securities                                      15

         Item 4.        Submission of Matters to a Vote of Security Holders                  15

         Item 5.        Other Information                                                    15

         Item 6.        Exhibits                                                             15

SIGNATURE                                                                                    16


EXHIBIT INDEX                                                                                17

PART I          FINANCIAL INFORMATION
       Item 1.  Financial Statements



                                          PGI INCORPORATED AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                                   ($ in thousands)
                                                                                       June 30,          December 31,
                                                                                         2009                2008
                                                                                         ----                ----
                                                                                     (Unaudited)
ASSETS
     Cash                                                                              $      2           $      6
     Restricted cash                                                                          5                  5
     Receivables                                                                            807                831
     Land and improvement inventories                                                       639                639
     Other assets                                                                           185                188
                                                                                       --------           --------
                                                                                       $  1,638           $  1,669
                                                                                       ========           ========

LIABILITIES
     Accounts payable & accrued expenses                                               $    116           $    124
     Accrued real estate taxes                                                                6                 --
     Accrued interest:
     Primary lender                                                                         177                157
     Debentures                                                                          37,184             35,114
     Other                                                                                2,680              2,649
Credit Agreements -
     Primary lender                                                                         500                500
     Notes payable                                                                        1,198              1,198
     Subordinated convertible debentures payable                                          9,059              9,059
     Convertible debentures payable                                                       1,500              1,500
                                                                                       --------           --------
                                                                                       $ 52,420           $ 50,301
                                                                                       --------           --------

STOCKHOLDERS' DEFICIENCY
     Preferred stock, par value $1.00 per share;
         authorized 5,000,000 shares; 2,000,000
         Class A cumulative convertible shares issued
         and outstanding; (liquidation preference of
         $8,000,000 and cumulative dividends)                                             2,000              2,000
     Common stock, par value $.10 per share;
         authorized 25,000,000 shares; 5,317,758
         shares issued and outstanding                                                      532                532
     Paid-in capital                                                                     13,498             13,498
     Accumulated deficit                                                                (66,812)           (64,662)
                                                                                       --------           --------
                                                                                        (50,782)           (48,632)
                                                                                       --------           --------
                                                                                       $  1,638           $  1,669
                                                                                       ========           ========

See accompanying notes to Condensed Consolidated Financial Statements.

Part I          Financial Information (Continued)

                                  PGI INCORPORATED AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               ($ in thousands, except per share data)
                                             (Unaudited)

                                           Three Months Ended                   Six Months Ended
                                           ------------------                   ----------------
                                       June 30,         June 30,           June 30,          June 30,
                                         2009             2008               2009              2008
                                         ----             ----               ----              ----
REVENUES
     Interest Income                   $    17           $    17           $    33           $    36
                                       -------           -------           -------           -------
                                            17                17                33                36
                                       -------           -------           -------           -------

COSTS AND EXPENSES
     Interest                            1,075               976             2,121             1,931
     Taxes & Assessments                     3                 5                 6                 9
     Consulting & Accounting                10                10                20                20
     Legal & Professional                    4                 1                 6                 5
     General & Administrative               16                14                30                28
                                       -------           -------           -------           -------
                                         1,108             1,006             2,183             1,993
                                       -------           -------           -------           -------
NET LOSS                               $(1,091)          $  (989)          $(2,150)          $(1,957)
                                       =======           =======           =======           =======

NET LOSS PER SHARE (*)                 $  (.24)          $  (.22)          $  (.46)          $  (.43)
                                       =======           =======           =======           =======


* Considers the effect of cumulative preferred dividends in arrears for the three and six months ended June 30, 2009 and 2008.





See accompanying notes to Condensed Consolidated Financial Statements

Part I          Financial Information (Continued)

                       PGI INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ($ in thousands)
                                  (Unaudited)

                                                          Six Months Ended
                                                          ----------------
                                                      June 30,       June 30,
                                                        2009           2008
                                                        ----           ----
Net cash used in operating activities                   $(25)          $(24)
                                                        ----           ----
Cash flows from investing activities:
     Proceeds from notes receivable                       21             10
                                                        ----           ----
     Net cash provided by investing activities            21             10
                                                        ----           ----


Net decrease in cash                                      (4)           (14)

Cash at beginning of period                                6             16
                                                        ----           ----

Cash at end of period                                   $  2           $  2
                                                        ====           ====


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

         All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the six months ended June 30, 2009 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2009 or any other interim period.

 (2)     Per Share Data

         Basic per share amounts are computed by dividing net income (loss), after considering cumulative dividends in arrears on the Company's preferred stock, by the average number of common shares and common stock equivalents outstanding. For this purpose, the Company's cumulative convertible preferred stock and collateralized convertible debentures are not deemed to be common stock equivalents. The average number of common shares outstanding for the six months ended June 30, 2009 and 2008 was 5,317,758.

                           PGI INCORPORATED AND SUBSIDIARIES
           Notes to Condensed Consolidated Financial Statements (continued)


         Diluted per share amounts are computed by dividing net income (loss) by the average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures into shares of common stock. For the three and six months ended June 30, 2009 and 2008, the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

         The following is a summary of the calculations used in computing basic and diluted (loss) per share for the three and six months ended June 30, 2009 and 2008.

                                                  Three Months Ended                 Six Months Ended
                                                  ------------------                 ----------------
                                              June 30,         June 30,          June 30,         June 30,
                                                2009             2008              2009             2008
                                                ----             ----              ----              ----
        Net Loss                            $(1,091,000)     $  (989,000)      $(2,150,000)     $(1,957,000)
        Preferred Dividends                 $  (160,000)     $  (160,000)      $  (320,000)     $  (320,000)
                                            -----------      -----------       -----------      -----------
        Loss Available to
             Common Shareholders            $(1,251,000)     $(1,149,000)      $(2,470,000)     $(2,277,000)
                                            ===========      ===========       ===========      ===========
        Weighted Average Number
             Of Shares Outstanding            5,317,758        5,317,758         5,317,758        5,317,758
        Basic and Diluted Loss
             Per Share                           $ (.24)          $ (.22)           $ (.46)          $ (.43)

(3)      Statement of Cash Flows

         The Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows", which requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. There were no payments of interest for the six month periods ended June 30, 2009 and June 30, 2008.

(4)      Restricted Cash

         Restricted cash includes restricted proceeds held by the primary lender as collateral for debt repayment.

                           PGI INCORPORATED AND SUBSIDIARIES
           Notes to Condensed Consolidated Financial Statements (continued)

(5)      Receivables Net receivables consisted of:
                                                         June 30,             December 31,
                                                           2009                   2008
                                                           ----                   ----
                                                                 ($ in thousands)
         Notes receivable - related party                $   802                $    823
         Interest receivable - related party                   5                       8
                                                         -------                 -------
                                                         $   807                 $   831
                                                         =======                 =======

(6)      Land and Improvements
         Land and improvement inventories consisted of:
                                                         June 30,             December 31,
                                                           2009                   2008
                                                           ----                   ----
                                                                 ($ in thousands)
         Unimproved land                                 $   625                 $   625
         Fully improved land                                  14                      14
                                                         -------                 -------
                                                         $   639                 $   639
                                                         =======                 =======

(7)      Other Assets Other assets consisted of:
                                                         June 30,             December 31,
                                                           2009                   2008
                                                           ----                   ----
                                                                 ($ in thousands)
         Deposit with Trustee of 6-1/2% debentures       $   183                 $   183
         Other                                                 2                       5
                                                         -------                 -------
                                                         $   185                 $   188
                                                         =======                 =======

                           PGI INCORPORATED AND SUBSIDIARIES
           Notes to Condensed Consolidated Financial Statements (continued)

(8)      Accounts Payable and Accrued Expenses Accounts payable and accrued expenses consisted of:
                                                                         June 30,      December 31,
                                                                           2009            2008
                                                                           ----            ----
                                                                              ($ in thousands)

         Accounts payable                                                 $   12          $    14
         Accrued audit & professional                                         31               37
         Accrued consulting fees                                               2                2
         Accrued miscellaneous                                                71               71
                                                                          ------          -------
                                                                          $  116          $   124
                                                                          ======          =======
         Accrued Real Estate Taxes consisted of:
         Current real estate taxes                                        $    6          $     -
                                                                          ======          =======
(9)      Primary Lender Credit Agreements, Notes Payable, Subordinated and
         Convertible Debentures Payable
         Credit agreements with the Company's primary lender and notes payable consisted of the following:

                                                                         June 30,      December 31,
                                                                           2009            2008
                                                                           ----            ----
                                                                              ($ in thousands)

         Credit agreements - primary lender:
            (maturing June 1, 1997, bearing interest
            at prime plus 5%)                                             $  500          $   500
         Notes payable - $1,176,000
            bearing interest at prime plus 2%                              1,198            1,198
                                                                          ------          -------
                                                                           1,698            1,698
                                                                          ------          -------
         Subordinated debentures payable:

            At 6-1/2% interest; due June 1, 1991                           1,034            1,034
            At 6% interest; due May 1, 1992                                8,025            8,025
                                                                          ------          -------
                                                                           9,059            9,059
                                                                          ------          -------

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

         The following summarizes the temporary differences of the Company at June 30, 2009 and December 31, 2008 at the current statutory rate:

                                                                         June 30,                 December 31,
                                                                           2009                      2008
                                                                           ----                      ----
                                                                                   ($ in thousands)
         Deferred tax asset:
           Net operating loss carryforward                               $ 14,796                  $  13,979
           Adjustments to reduce land to net realizable value                  12                         12
           Expenses capitalized under IRC 263(a)                               56                         56
           Environmental liability                                             27                         27
           Valuation allowance                                            (14,719)                   (13,902)
                                                                         --------                  ---------
                                                                              172                        172

         Deferred tax liability:
           Basis difference of land and improvement inventories               172                        172
                                                                         --------                  ---------
         Net deferred tax asset                                          $      -                  $       -
                                                                         ========                  =========

(11)     Fair Value of Financial Instruments

         The carrying amount of the Company's financial instruments, other than debt, approximates fair value at June 30, 2009 and December 31, 2008 because of the short maturity of those instruments. It was not practicable to estimate the fair value of the Company's debt with its primary lender, its notes payable and its convertible debentures because these debts are in default causing no basis for estimating value by reference to quoted market prices or current rates offered to the Company for debt of the same remaining maturities.

(12)     Subsequent Events

         Subsequent events have been evaluated through August 14, 2009, which is the date the financial statements were issued.

                       PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note
----------------

         The Company's most valuable remaining asset is a parcel of 366 acres located in Hernando County, Florida. As of June 30, 2009, the Company also owned 7 single family lots, located in Citrus County, Florida. In addition, the Company owns some minor parcels of real estate in Charlotte County, and Citrus County, Florida, but these have limited value because of associated developmental constraints such as wetlands, easements, and/or other obstacles to development and sale.

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

Results of Operations
---------------------

         Revenues for the three months ended June 30, 2009 remained at $17,000 as compared to the three months ended June 30, 2008. Expenses for the three months ended June 30, 2009 increased by $102,000 when compared to the same period in 2008 primarily resulting from an increase in interest expense of $99,000 due to interest accruing on past due balances. As a result, a net loss of $1,091,000 was incurred for the three months ended June 30, 2009 compared to a net loss of $989,000 for the comparable period in 2008.

         Revenues for the first six months of 2009 decreased by $3,000 to $33,000 from $36,000 for the comparable 2008 period as a result of decreased interest income in the first quarter of 2009. Expenses for the six month period ended June 30, 2009 increased by $190,000 when compared to the same period in 2008 primarily due to an increase in interest expense. As a result, a net loss of $2,150,000 was incurred for the first six months of 2009 compared to a net loss of $1,957,000 for the first six months of 2008. After consideration of cumulative preferred dividends in arrears, totaling $320,000 for each of the six months ended June 30, 2009 and 2008 (based on $160,000 for each three month period therein), a net loss per share of $(.46) and $(.43) was reported for the six month periods ended June 30, 2009 and 2008, respectively. The total cumulative preferred dividends in arrears through June 30, 2009 is $9,075,000.

         Interest expense during the three month and six month periods ended June 30, 2009 increased by $99,000 and $190,000, respectively, when compared to the same periods during 2008. This increase is a result of interest accruing on past due balances which increase at various intervals during the year for accrued but unpaid interest. In addition, the increase was partially offset by a lower average interest rate in 2009. The average prime interest rate was 3.25% and 5.66% in the first six months of 2009 and 2008, respectively.

                       PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         As of June 30, 2009, the Company remained in default of its primary lender indebtedness with PGIP, LLC ("PGIP") of $500,000, as well as in default under its subordinated and convertible debentures and its notes payable. PGIP holds restricted funds of the Company pursuant to an escrow agreement whereby funds may be disbursed (i) as requested by the Company and agreed to by PGIP,
(ii) as deemed necessary and appropriate by PGIP, to protect PGIP's interest in the Retained Acreage (as hereinafter defined), including PGIP's right to receive principal and interest under the note agreement securing the remaining indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company. The restricted escrow funds held by PGIP were $5,000 at June 30, 2009 and December 31, 2008. The Company did not utilize any of the restricted escrow funds during the six months ended June 30, 2009 or 2008. The primary parcel of real estate owned by the Company, totaling 366 acres and located in Hernando County, Florida (the "Retained Acreage"), remains subject to the primary lender indebtedness.

Cash Flow Analysis
------------------

         During the six month period ended June 30, 2009, the Company's cash flow decreased by $4,000, as compared to an decrease of $14,000 during the same period in 2008. Net cash used in operating activities for the six months ended June 30, 2009 was $25,000 compared to $24,000 for the comparable 2008 period. Net cash provided from investing activities during the six months ended June 30, 2009 and 2008 consisted of $21,000 and $10,000, respectively, in note receivable proceeds received from Love Investment Company, an affiliate of Love-PGI Partners LP, the Company's preferred shareholder.

Analysis of Financial Condition
-------------------------------

         Total assets decreased by $31,000 at June 30, 2009 compared to total assets at December 31, 2008, reflecting the following changes:

                                                        June 30,          December 31,         Increase
                                                          2009                2008            (Decrease)
                                                          ----                ----            ----------
                                                                        ($ in thousands)
       Cash                                              $    2              $    6            $  (4)
       Restricted cash                                        5                   5                 -
       Receivables                                          807                 831              (24)
       Land and improvement inventories                     639                 639                 -
       Other assets                                         185                 188               (3)
                                                         ------              ------            -----
                                                         $1,638              $1,669            $ (31)
                                                         ======              ======            ======

         Receivables decreased as of June 30, 2009 primarily due to receipts by the Company of principal payments of the note receivable from Love Investment Company in the amount of $6,000 and $15,000, respectively, in the first and second quarters of 2009.

                       PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Liabilities were approximately $52.4 million at June 30, 2009 compared to approximately $50.3 million at December 31, 2008, reflecting the following changes:

                                                            June 30,          December 31,          Increase
                                                              2009                2008             (Decrease)
                                                              ----                ----             ----------
                                                                            ($ in thousands)
       Accounts payable & accrued expenses                    $   116            $   124               $   (8)
       Accrued real estate taxes                                    6                  -                    6
       Accrued interest                                        40,041             37,920                2,121
       Credit agreements - primary lender                         500                500                    -
       Notes payable                                            1,198              1,198                    -
       Subordinated convertible
         debentures payable                                     9,059              9,059                    -
       Convertible debentures payable                           1,500              1,500                    -
                                                              -------            -------               ------
                                                              $52,420            $50,301               $2,119
                                                              =======            =======               ======

         The Company remains totally dependent upon the sale of its various properties to fund its debt service requirements.

         The Company remains in default of the entire principal amount plus interest (including certain sinking fund and interest payments with respect to its subordinated debentures) on its subordinated and convertible debentures and notes payable, as well as its primary lender indebtedness with PGIP. The principal and accrued interest amounts due are as indicated in the following table:

                                                                    June 30, 2009
                                                                    -------------
                                                              Principal        Accrued
                                                             Amount Due        Interest
                                                             ----------        --------
                                                                  ($ in thousands)
         Subordinated convertible debentures:
         ------------------------------------
         At 6 1/2%, due June 1, 1991                           $ 1,034          $ 1,362
         At 6%, due May 1, 1992                                  8,025           14,403
                                                               -------          -------
                                                               $ 9,059          $15,765
                                                               =======          =======

         Collateralized convertible debentures:
         --------------------------------------
         At 14%, due July 8, 1997                              $ 1,500          $21,419
                                                               =======          =======

         Notes Payable:
         --------------
         At prime plus 2%                                      $ 1,176          $ 2,680
         Non-interest bearing                                       22               --
                                                               -------          -------
                                                               $ 1,198          $ 2,680
                                                               =======          =======

         Primary Lender:                                       $   500          $   177
         ---------------                                       =======          =======

                       PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         The Company does not have sufficient funds available to satisfy either principal or interest obligations on the above indebtedness, debentures and notes payable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 4. Controls and Procedures

         We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2009. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                       PGI INCORPORATED AND SUBSIDIARIES


PART II         OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company, to its knowledge, currently is not a party to any material legal proceedings.

Item 1A. Risk Factors

         Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         See discussion in Item 2 of Part 1 with respect to defaults under the Company's subordinated convertible debentures, collateralized convertible debentures and other indebtedness and with respect to cumulative preferred dividends in arrears, which discussions are incorporated herein by this reference.

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

                               PGI INCORPORATED
                               ----------------
                                 (Registrant)

Date: August 14, 2009                           /s/ Laurence A. Schiffer
     ------------------                         -------------------------
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