Form 10-Q
period 2009-09-30
PGI INC
filed 2009-11-13
CIK 81157

                    U.S SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10 - Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 2009
                                             ------------------

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

         (314) 512-8650
         --------------
         (Issuer's telephone number)

         N/A
         ---------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal year, if changed since last report)

         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X        No
                                       -----        -----

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and
post such files).  Yes       No
                      -----    -----

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
           Large accelerated filer             Accelerated filer
                                  ----------                    -------------
           Non-accelerated filer               Smaller reporting company  X
                                ------------                            -----
           (Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes       No  X
                                                -----    -----

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 13, 2009, there were 5,317,758 shares of the issuer's common stock, $.10 par value per share, outstanding.

                                PGI INCORPORATED AND SUBSIDIARIES


                                           Form 10 - Q
                             For the Quarter Ended September 30, 2009

                                        Table of Contents
                                        -----------------

                                                                                      Form 10 - Q
                                                                                        Page No.
                                                                                      ------------

PART I               FINANCIAL INFORMATION

       Item 1.       Financial Statements
                     Condensed Consolidated Statements of Financial Position
                          September 30, 2009 (Unaudited) and December 31, 2008              3

                     Condensed Consolidated Statements of Operations (Unaudited)
                          Three and Nine Months Ended September 30, 2009 and 2008           4

                     Condensed Consolidated Statements of Cash Flows (Unaudited)
                          Nine Months Ended September 30, 2009 and 2008                     5

                     Notes to Condensed Consolidated Financial Statements (Unaudited)       6

       Item 2.       Management's Discussion and Analysis of
                          Financial Condition and Results of Operations                    11

       Item 3.       Quantitative and Qualitative Disclosures About Market Risk            14

       Item 4.       Controls and Procedures
                                                                                           14
PART II              OTHER INFORMATION

       Item 1.       Legal Proceedings                                                     15

       Item1A.       Risk Factors                                                          15

       Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds           15

       Item 3.       Defaults Upon Senior Securities                                       15

       Item 4.       Submission of Matters to a Vote of Security Holders                   15

       Item 5.       Other Information                                                     15

       Item 6.       Exhibits                                                              15

SIGNATURE                                                                                  16

EXHIBIT INDEX                                                                              17

PART I          FINANCIAL INFORMATION
      Item 1.   Financial Statements



                                  PGI INCORPORATED AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                           ($ in thousands)
                                                                    September 30,        December 31,
                                                                        2009                 2008
                                                                        ----                 ----
                                                                     (Unaudited)
ASSETS
     Cash                                                            $        1           $        6
     Restricted cash                                                          5                    5
     Receivables                                                            791                  831
     Land and improvement inventories                                       639                  639
     Other assets                                                           190                  188
                                                                     ----------           ----------
                                                                     $    1,626           $    1,669
                                                                     ==========           ==========

LIABILITIES
     Accounts payable & accrued expenses                             $      120           $      124
     Accrued real estate taxes                                                9                    -
     Accrued interest:
     Primary lender                                                         188                  157
     Debentures                                                          38,262               35,114
     Other                                                                2,695                2,649
Credit Agreements -
     Primary lender                                                         500                  500
     Notes payable                                                        1,198                1,198
     Subordinated convertible debentures payable                          9,059                9,059
     Convertible debentures payable                                       1,500                1,500
                                                                     ----------           ----------
                                                                     $   53,531           $   50,301
                                                                     ----------           ----------

STOCKHOLDERS' DEFICIENCY
     Preferred stock, par value $1.00 per share;
         authorized 5,000,000 shares; 2,000,000
         Class A cumulative convertible shares issued
         and outstanding; (liquidation preference of
         $8,000,000 and cumulative dividends)                             2,000                2,000
     Common stock, par value $.10 per share;
         authorized  25,000,000 shares; 5,317,758
         shares issued and outstanding                                      532                  532
     Paid-in capital                                                     13,498               13,498
     Accumulated deficit                                                (67,935)             (64,662)
                                                                     ----------           ----------
                                                                        (51,905)             (48,632)
                                                                     ----------           ----------
                                                                     $    1,626           $    1,669
                                                                     ==========           ==========

See accompanying notes to Condensed Consolidated Financial Statements.

Part I          Financial Information (Continued)

                            PGI INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         ($ in thousands, except per share data)
                                       (Unaudited)

                                    Three Months Ended            Nine Months Ended
                                    ------------------            -----------------
                               September 30,  September 30,  September 30,  September 30,
                                   2009           2008           2009           2008
                                   ----           ----           ----           ----
REVENUES
     Interest Income              $    15        $    18        $    48        $    54
                                  -------        -------        -------        -------
                                       15             18             48             54
                                  -------        -------        -------        -------

COSTS AND EXPENSES
     Interest                       1,104          1,001          3,225          2,932
     Taxes & Assessments                3              -              9              9
     Consulting & Accounting           10             10             30             30
     Legal & Professional               7              -             13              5
     General & Administrative          14             14             44             42
                                  -------        -------        -------        -------
                                    1,138          1,025          3,321          3,018
                                  -------        -------        -------        -------
NET LOSS                          $(1,123)       $(1,007)       $(3,273)       $(2,964)
                                  =======        =======        =======        =======


NET LOSS PER SHARE (*)            $  (.24)       $  (.22)       $  (.71)       $  (.65)
                                  =======        =======        =======        =======

* Considers the effect of cumulative preferred dividends in arrears for the three and nine months ended September 30, 2009 and 2008.






See accompanying notes to Condensed Consolidated Financial Statements

Part I          Financial Information (Continued)

                        PGI INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (Unaudited)

                                                          Nine Months Ended
                                                          -----------------
                                                    September 30,  September 30,
                                                        2009           2008
                                                        ----           ----
Net cash used in operating activities                   $(42)          $(42)
                                                        ----           ----
Cash flows from investing activities:
     Proceeds from notes receivable                       37             27
                                                        ----           ----
     Net cash provided by investing activities            37             27
                                                        ----           ----


Net decrease in cash                                      (5)           (15)

Cash at beginning of period                                6             16
                                                        ----           ----

Cash at end of period                                   $  1           $  1
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

         All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the nine months ended September 30, 2009 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2009 or any other interim period.

 (2)     Per Share Data

         Basic per share amounts are computed by dividing net income (loss), after considering cumulative dividends in arrears on the Company's preferred stock, by the average number of common shares and common stock equivalents outstanding. For this purpose, the Company's cumulative convertible preferred stock and collateralized convertible debentures are not deemed to be common stock equivalents. The average number of common shares outstanding for the nine months ended September 30, 2009 and 2008 was 5,317,758.

                            PGI INCORPORATED AND SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements (continued)

         Diluted per share amounts are computed by dividing net income (loss) by the average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures into shares of common stock. For the three and nine months ended September 30, 2009 and 2008, the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

         The following is a summary of the calculations used in computing basic and diluted (loss) per share for the three and nine months ended September 30, 2009 and 2008.

                                                    Three Months Ended                      Nine Months Ended
                                                    ------------------                      -----------------
                                             September 30,       September 30,      September 30,       September 30,
                                                 2009                2008               2009                2008
                                                 ----                ----               ----                ----
        Net Loss                             $ (1,123,000)       $ (1,007,000)      $(3,273,000)        $(2,964,000)

        Preferred Dividends                  $   (160,000)       $   (160,000)      $  (480,000)        $  (480,000)
                                             ------------        ------------       -----------         -----------
        Loss Available to
             Common Shareholders             $ (1,283,000)       $ (1,167,000)      $(3,753,000)        $(3,444,000)
                                             ============        ============       ===========         ===========
        Weighted Average Number
             Of Shares Outstanding             5,317,758           5,317,758         5,317,758           5,317,758

        Basic and Diluted Loss
             Per Share                          $ (.24)             $ (.22)            $ (.71)            $ (.65)

(3)      Statement of Cash Flows

         The Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows", which requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. There were no payments of interest for the nine month periods ended September 30, 2009 and September 30, 2008.

 (4)     Restricted Cash

         Restricted cash includes restricted proceeds held by the primary lender as collateral for debt repayment.

                            PGI INCORPORATED AND SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements (continued)


(5)      Receivables Net receivables consisted of:

                                                       September 30,           December 31,
                                                           2009                    2008
                                                           ----                    ----
                                                                ($ in thousands)
         Notes receivable - related party                 $  786                  $  823
         Interest receivable - related party                   5                       8
                                                          ------                  ------
                                                          $  791                  $  831
                                                          ======                  ======

(6)      Land and Improvements
         Land and improvement inventories consisted of:

                                                       September 30,           December 31,
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
                                                          ======                  ======

(7)      Other Assets
         Other assets consisted of:

                                                       September 30,           December 31,
                                                           2009                    2008
                                                           ----                    ----
                                                                ($ in thousands)
         Deposit with Trustee of 6-1/2% debentures        $  183                  $  183
         Other                                                 7                       5
                                                          ------                  ------
                                                          $  190                  $  188
                                                          ======                  ======

                            PGI INCORPORATED AND SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements (continued)


(8) Accounts Payable and Accrued Expenses Accounts payable and accrued expenses consisted of:

                                                                       September 30,     December 31,
                                                                           2009             2008
                                                                           ----             ----
                                                                              ($ in thousands)

         Accounts payable                                                 $   16           $   14
         Accrued audit & professional                                         31               37
         Accrued consulting fees                                               2                2
         Accrued miscellaneous                                                71               71
                                                                          ------           ------
                                                                          $  120           $  124
                                                                          ======           ======
         Accrued Real Estate Taxes consisted of:
         Current real estate taxes                                        $    9           $    -
                                                                          ======           ======

 (9) Primary Lender Credit Agreements, Notes Payable, Subordinated and Convertible Debentures Payable Credit agreements with the Company's primary lender and notes payable consisted of the following:

                                                                       September 30,     December 31,
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

         The following summarizes the temporary differences of the Company at September 30, 2009 and December 31, 2008 at the current statutory rate:

                                                                      September 30,    December 31,
                                                                          2009            2008
                                                                          ----            ----
                                                                             ($ in thousands)
         Deferred tax asset:
           Net operating loss carryforward                              $ 15,223        $  13,979
           Adjustments to reduce land to net realizable value                 12               12
           Expenses capitalized under IRC 263(a)                              56               56
           Environmental liability                                            27               27
           Valuation allowance                                           (15,146)         (13,902)
                                                                        --------         --------
                                                                             172              172

         Deferred tax liability:
           Basis difference of land and improvement inventories              172              172
                                                                        --------        ---------
         Net deferred tax asset                                         $      -        $       -
                                                                        ========        =========

(11)     Fair Value of Financial Instruments

         The carrying amount of the Company's financial instruments, other than debt, approximates fair value at September 30, 2009 and December 31, 2008 because of the short maturity of those instruments. It was not practicable to estimate the fair value of the Company's debt with its primary lender, its notes payable and its convertible debentures because these debts are in default causing no basis for estimating value by reference to quoted market prices or current rates offered to the Company for debt of the same remaining maturities.

(12)     Subsequent Events

         Subsequent events have been evaluated through November 13, 2009, which is the date the financial statements were issued.

                       PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note
----------------

         The Company's most valuable remaining asset is a parcel of 366 acres located in Hernando County, Florida. As of September 30, 2009, the Company also owned 7 single family lots, located in Citrus County, Florida. In addition, the Company owns some minor parcels of real estate in Charlotte County, and Citrus County, Florida, but these have limited value because of associated developmental constraints such as wetlands, easements, and/or other obstacles to development and sale.

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

Results of Operations
---------------------

         Revenues for the three months ended September 30, 2009 decreased by $3,000 to $15,000 from $18,000 for the comparable 2008 period primarily as a result of decreased interest rates, and a lower note receivable balance with Love Investment Company, effecting interest income in the respective three month period. Expenses for the three months ended September 30, 2009 increased by $113,000 when compared to the same period in 2008 primarily resulting from an increase in interest expense of $103,000 due to interest accruing on past due balances under the various credit agreements, notes payable and debentures which increased over the same period in 2008 for accrued but unpaid interest. As a result, a net loss of $1,123,000 was incurred for the three months ended September 30, 2009 compared to a net loss of $1,007,000 for the comparable period in 2008.

         Revenues for the first nine months of 2009 decreased by $6,000 to $48,000 from $54,000 for the comparable 2008 period as a result of decreased interest income in the current year which was due to lower interest rates and a lower note receivable balance with Love Investment Company in the current year. Expenses for the nine month period ended September 30, 2009 increased by $303,000 when compared to the same period in 2008 primarily due to an increase in interest expense. As a result, a net loss of $3,273,000 was incurred for the first nine months of 2009 compared to a net loss of $2,964,000 for the first nine months of 2008. After consideration of cumulative preferred dividends in arrears, totaling $480,000 for each of the nine months ended September 30, 2009 and 2008 (based on $160,000 for each three month period therein), a net loss per share of $(.71) and $(.65) was reported for the nine month periods ended September 30, 2009 and 2008, respectively. The total cumulative preferred dividends in arrears through September 30, 2009 is $9,235,000.

         Interest expense during the three month and nine month periods ended September 30, 2009 increased by $103,000 and $293,000, respectively, when compared to the same periods during 2008. This increase is a result of interest accruing on past due balances under the various credit agreements, notes payable and debentures, which increased at various intervals during the year for accrued but unpaid interest. In addition, the increase was partially offset by a lower average interest rate in 2009.

                       PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         The average prime interest rate was 3.25% and 5.44% in the first nine months of 2009 and 2008, respectively.

         As of September 30, 2009, the Company remained in default of its primary lender indebtedness with PGIP, LLC ("PGIP") of $500,000, as well as under its subordinated and convertible debentures and notes payable. PGIP holds restricted funds of the Company pursuant to an escrow agreement whereby funds may be disbursed (i) as requested by the Company and agreed to by PGIP,
(ii) as deemed necessary and appropriate by PGIP, to protect PGIP's interest in the Retained Acreage (as hereinafter defined), including PGIP's right to receive principal and interest under the note agreement securing the remaining indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company. The restricted escrow funds held by PGIP were $5,000 at September 30, 2009 and December 31, 2008. The Company did not utilize any of the restricted escrow funds during the nine months ended September 30, 2009 or 2008. The primary parcel of real estate owned by the Company, totaling 366 acres and located in Hernando County, Florida (the "Retained Acreage"), remains subject to the primary lender indebtedness.

Cash Flow Analysis
------------------

         During the nine month period ended September 30, 2009, the Company's cash flow decreased by $5,000, as compared to a decrease of $15,000 during the same period in 2008. Net cash used in operating activities for the nine months ended September 30, 2009 and 2008 was $42,000 for both periods, respectively. Net cash provided from investing activities during the nine months ended September 30, 2009 and 2008 consisted of $37,000 and $27,000, respectively, in note receivable proceeds received from Love Investment Company, an affiliate of Love-PGI Partners LP, the Company's preferred shareholder.

Analysis of Financial Condition
-------------------------------

         Total assets decreased by $43,000 at September 30, 2009 compared to total assets at December 31, 2008, reflecting the following changes:

                                                      September 30,       December 31,         Increase
                                                          2009                2008            (Decrease)
                                                          ----                ----            ----------
                                                                        ($ in thousands)
       Cash                                              $    1              $    6            $  (5)
       Restricted cash                                        5                   5                -
       Receivables                                          791                 831              (40)
       Land and improvement inventories                     639                 639                -
       Other assets                                         190                 188                2
                                                         ------              ------            -----
                                                         $1,626              $1,669            $ (43)
                                                         ======              ======            =====

         Receivables decreased as of September 30, 2009 primarily due to receipts by the Company of principal payments of the note receivable from Love Investment Company in the amount of $37,000 in 2009.

                       PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Liabilities were approximately $53.5 million at September 30, 2009 compared to approximately $50.3 million at December 31, 2008, reflecting the following changes:

                                                            September 30,     December 31,        Increase
                                                                2009              2008           (Decrease)
                                                                ----              ----           ----------
                                                                            ($ in thousands)
       Accounts payable & accrued expenses                    $   120            $   124            $   (4)
       Accrued real estate taxes                                    9                  -                 9
       Accrued interest                                        41,145             37,920             3,225
       Credit agreements - primary lender                         500                500                 -
       Notes payable                                            1,198              1,198                 -
       Subordinated convertible
         debentures payable                                     9,059              9,059                 -
       Convertible debentures payable                           1,500              1,500                 -
                                                              -------            -------            ------
                                                              $53,531            $50,301            $3,230
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

         The Company remains in default of the entire principal amount plus interest (including certain sinking fund and interest payments with respect to its subordinated debentures) on its subordinated and convertible debentures and notes payable, as well as its primary lender indebtedness with PGIP. The principal and accrued interest amounts due are as indicated in the following table:

                                                                    September 30, 2009
                                                                    ------------------
                                                              Principal             Accrued
                                                              Amount Due            Interest
                                                              ----------            --------
                                                                     ($ in thousands)
       Subordinated convertible debentures:
       ------------------------------------
       At 6 1/2%, due June 1, 1991                              $ 1,034            $ 1,380
       At 6%, due May 1, 1992                                     8,025             14,660
                                                                -------            -------
                                                                $ 9,059            $16,040
                                                                =======            =======

       Collateralized convertible debentures:
       --------------------------------------
       At 14%, due July 8, 1997                                 $ 1,500            $22,222
                                                                =======            =======

       Notes Payable:
       --------------
       At prime plus 2%                                         $ 1,176            $ 2,695
       Non-interest bearing                                          22                  -
                                                                -------            -------
                                                                $ 1,198            $ 2,695
                                                                =======            =======

       Primary Lender:                                          $   500            $   188
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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 4.Controls and Procedures

         We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2009. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 13, 2009                          /s/ Laurence A. Schiffer
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