Form 10-K
period 2009-12-31
PGI INC
filed 2010-03-26
CIK 81157

                    U.S SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10 - K
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2009
                                            -----------------

/ / TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        ----------------    -------------------

         Commission File Number     1-6471
                                ---------------

         PGI INCORPORATED
         ----------------
         (Exact name of registrant as specified in its charter)

                           FLORIDA                            59-0867335
         ----------------------------------------------   ---------------------
         (State or other jurisdiction of incorporation)     (I.R.S. Employer
                                                           Identification No.)

         212 SOUTH CENTRAL, SUITE 100, ST. LOUIS, MISSOURI  63105
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

         Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act: Yes[ ] No[X]
                                                                   --

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
         Yes[  ] No[X]
             --

         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]
                             --

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[ ] No [ ]
                          --      --

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

             Large accelerated filer[  ] Accelerated filer[  ]
                                     --                    --

             Non-accelerated filer[  ]  Smaller reporting company [X]
                                   --

             (Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[X]
                                                             --

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2009 cannot be determined. See Item 5 of Form 10-K.

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         As of March 26, 2010, 5,317,758 shares of Common Stock, par value
         -----------------------------------------------------------------
$.10 per share, were outstanding.
--------------------------------


                                  PGI INCORPORATED AND SUBSIDIARIES
                                         FORM 10 - K - 2009
                                 Contents and Cross Reference Index


Part     Item                                                                               Form 10-K
No.      No.      Description                                                                Page No.
---      ---      -----------                                                               ---------

I        1        Business
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
                      Issuer Purchases of Equity Securities.....................................5

         6        Selected Financial Data.......................................................5

         7        Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.........................................................5
         7A       Quantitative and Qualitative Disclosure About Market Risk....................10

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

         Presently, the most valuable remaining asset of the Company is a parcel of 366 acres located in Hernando County, Florida. The Company also owns a number of scattered sites in Charlotte County, Florida (the "Charlotte Property"), but most of these sites are subject to easements which markedly reduce their value and/or consist of wetlands of indeterminate value. As of December 31, 2009, the Company also owned seven single family lots, located in Citrus County, Florida.

         As of December 31, 2009, the Company had no employees, and all services provided to the Company are through contract services.

RECENT DEVELOPMENTS
         The principal remaining real property asset of the Company is a 366 acre undeveloped parcel in Hernando County, Florida, which property is encumbered by secured creditor claims.

         The 366 acre parcel in Hernando County is difficult to value because of uncertainty related to the possible extension of the Suncoast Expressway, which terminates on the south side of Route 98 opposite this property. Planning continues for the proposed northward continuation of the Suncoast Expressway, and based on an endorsement by the Citrus County Commission in 2007 to re-adopt a project that was originally approved in 1998, the route that is presently believed to be the most probable is through the middle of this parcel of property. However, until and unless the uncertainty regarding the future expansion of the Suncoast Expressway and the related prospect of an eminent domain taking of a significant portion of the parcel is resolved, planning with respect to this property is difficult.

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

         The property is encumbered by mortgages granted by the Company in connection with the primary lender debt of $699,000 in principal and accrued interest and the convertible debentures held by Love-1989 Florida Partners, L.P. ("Love-1989") which total $13,140,000 in principal and accrued interest at December 31, 2009. The primary lender debt and convertible debentures are past due and in default. (See Notes 7 and 9 to the Consolidated Financial Statements under Item 8)

         The Company also owns a number of scattered sites in Charlotte County. Substantially all such holdings, however, consist of property that is subject to development restrictions occasioned by being seriously impacted by wetlands. The potential purchaser market for such properties is extremely limited. The Company also owns seven single family lots in Citrus County, Florida. The Company continues its efforts to dispose of all of its real estate.

         The Company believes the properties are adequately covered by insurance.

Item 3.  Legal Proceedings
-------  -----------------

         The Company currently is not a party in any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders
-------- ---------------------------------------------------

         A shareholders meeting was not held during the fiscal year ended December 31, 2009.

                                    PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and
-------  ----------------------------------------------------------------------
         Issuer Purchases of Equity Securities.
         --------------------------------------

         There is no public trading market for the Company's common equity securities. There have been no reported transactions in the Company's common stock, par value $.10 (the "Common Stock"), since January 29, 1991, with the exception of the odd lot tender offer by PGIP, LLC, an affiliate of the Company, ("PGIP") in 2003 described previously in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2004. No dividends have ever been paid on the Common Stock, and payment of dividends on the Common Stock is restricted under the terms of the two indentures pursuant to which the Company's outstanding subordinated convertible debentures are issued and by the terms of the Company's preferred stock. As of December 31, 2009 to the Company's knowledge, there were 599 holders of record of the Company's Common Stock and approximately 445 debenture holders.

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

         The cumulative amount due for these two issues is as follows:

                                                                         12/31/2009
                                                                   Principal       Unpaid
                                                                  Amount Due      Interest
                                                                  ----------      --------
                                                                      ($ in thousands)

         Subordinated debentures due June 1, 1991                   $ 1,034       $ 1,399
         Subordinated debentures due May 1, 1992                      8,025        14,920
                                                                    -------       -------
                                                                    $ 9,059       $16,319
                                                                    =======       =======

         Both issues have been in payment default for approximately eighteen years, and there has been little contact with or on behalf of the bondholders over the past several years. It is unclear whether any action on behalf of the bondholders is presently likely, given the negative net worth of the Company and continuing passage of time. Further, the Company believes that at least a portion of such claims (especially those with respect to the subordinated convertible

Item 7.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
         Results of Operations (continued)
         ---------------------------------

debentures which matured on June 1, 1991) might be barred under the applicable statutes of limitations.

         If such claims are barred, it is possible that the Company would potentially have to record net income in like amount, without the receipt of any cash, and could potentially incur a large tax liability. Any such potential tax liability might be averted and/or mitigated, however, by the utilization of the Company's tax loss carryforwards, which as of December 31, 2009 totaled approximately $ 40,000,000.

         Even if claims by the subordinated convertible debenture holders are barred in full and there is no cash tax consequence to the Company as a result of the utilization of the tax loss carry forwards, the Company would nonetheless have a substantial Stockholders' Deficiency. As of December 31, 2009, the Stockholders' Deficiency of the Company was $53,052,000.

         Similar defenses would not appear to apply to other creditors of the Company, and the credit and debenture agreements with the Company's primary lender, PGIP, and the initial holder of its secured convertible debentures are secured by mortgages and security interests in certain assets of the Company.

         Therefore, the Company's major effort and activities have been, and continue to be, to liquidate assets of the Company to pay the ordinary on-going costs of operation of the Company, with any surplus expected to be used to reduce the balance due to its primary lender (or to the initial holder of the secured convertible debentures), as required should the asset sale which generates such surplus include the collateral securing such debt.

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

         Generally, the Company intends to continue to seek the liquidation of its assets and to use the proceeds to fund the normal cost of operations of the Company, with any surplus used to satisfy the requirements of the Company's secured creditors.

Item 7.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
         Results of Operations (continued)
         ---------------------------------

RESULTS OF OPERATIONS
Revenues
--------

         Revenues for the year ended December 31, 2009 decreased by $7,000 to $64,000 compared to revenues of $71,000 for the year ended December 31, 2008 primarily reflecting a decrease in interest income. This decrease is a result of a lower short-term note receivable balance with Love Investment Company ("LIC"), an affiliate of L-PGI, the Company's primary preferred stock shareholder, during the year ended December 31, 2009 compared to the balance of such note receivable during the year ended December 31, 2008.

         There were no real estate sales in 2009 or 2008 due to a depressed real estate market. As of December 31, 2009 the Company owned seven single-family lots in Citrus County, Florida. Several of these lots were listed for sale until November, 2008. The Company anticipates re-listing these lots with a real estate broker by the end of 2010 assuming the real estate market improves by then.

Costs and Expenses
------------------

         Expenses for the years 2009 and 2008 were:
                                                 2009              2008
                                                 ----              ----

         Taxes and Assessments                  12,000            13,000
         Consulting and Accounting              40,000            40,000
         Legal and Professional                 14,000             9,000
         General and Administrative             58,000            64,000

         Legal and professional expenses increased by $5,000 in 2009 primarily due to legal expenses related to an eminent domain matter in Charlotte County, Florida. General and administrative expenses decreased by $6,000 in 2009 as a result of increased audit and tax service fees in 2008.

Interest expense for the two years ended December 31, 2009 and 2008 was:

                                                 2009              2008
                                                 ----              ----
                                                    ($ in thousands)
         Interest Expense                       $4,360            $3,956

         Interest expense in 2009 increased by $404,000 compared to 2008 as a result of interest accruing on past due balances which increase at various intervals throughout the year for accrued but unpaid interest.

         The net loss was $4,420,000 ($.95 per share) for 2009 compared to a net loss of $4,011,000 ($.87 per share) for 2008. Included in the 2009 and 2008 earnings per share computation is $640,000 ($.12 per share of Common Stock) of annual cumulative preferred stock dividends in arrears.

Item 7.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
         Results of Operations (continued)
         ---------------------------------

FINANCIAL CONDITION

         Total assets decreased by $50,000 at December 31, 2009 compared to total assets at December 31, 2008 reflecting the following changes:
                                                                       Increase
                                     2009              2008           (Decrease)
                                     ----              ----           ---------
                                       ($ in thousands)
Cash and Cash Equivalents           $    1            $    6            $   (5)
Restricted Cash                          5                 5                 -
Receivables                            785               831               (46)
Land and Improvement                   639               639                 -
Other Assets                           189               188                 1
                                    ------            ------            ------
                                    $1,619            $1,669            $  (50)
                                    ======            ======            ======

         Cash decreased by $5,000 to $1,000 at December 31, 2009 compared to $6,000 at December 31, 2008. Net cash used in operations was $48,000 for the year ended December 31, 2009 compared to net cash used in operations of $54,000 for the year ended December 31, 2008. Net cash used in operations consists of cash received from operations less cash expended for operations.

         Cash received from operations during 2009 was $67,000, a $4,000 increase from cash received during 2008 of $63,000. Cash received in 2009 and 2008 consisted of interest received from a note receivable with LIC.

         Cash expended for operations decreased by $2,000 to $115,000 during 2009 from $117,000 in 2008, reflecting decreases in payments for taxes and assessments ($12,000), and consulting and accounting ($1,000), while being offset by an increase in payments for legal and professional ($9,000) and general and administrative expenses ($2,000).

         During 2009 and 2008, investing activities provided $43,000 and $44,000, respectively, of cash, which consisted of the receipt of net principal repayments of the Company's short-term note with LIC.

Item 7.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
         Results of Operations (continued)
         ---------------------------------

         Liabilities were $54,671,000 at December 31, 2009 compared to $50,301,000 at December 31, 2008, reflecting the following changes:

                                                                      Increase
                                               2009        2008      (Decrease)
                                               ----        ----      ----------
                                               ($ in thousands)
Accounts payable and accrued expenses        $   123     $   124       $   (1)
Accrued real estate taxes                         11           -           11
Accrued interest                              42,280      37,920        4,360
Credit agreements - primary
  lender                                         500         500            -
Notes payable                                  1,198       1,198            -
Convertible subordinated
  debentures payable                           9,059       9,059            -
Convertible debentures payable                 1,500       1,500            -
                                             -------     -------       ------
                                             $54,671     $50,301       $4,370
                                             =======     =======       ======

         The $4,360,000 increase in accrued interest at December 31, 2009 compared to year-end 2008 reflects changes in the following:

                                                                      Increase
                                               2009        2008      (Decrease)
                                               ----        ----      ----------
                                               ($ in thousands)
Primary Lender                               $   199     $   157       $   42
Debentures                                    39,370      35,114        4,256
Other                                          2,711       2,649           62
                                             -------     -------       ------
                                             $42,280     $37,920       $4,360
                                             =======     =======       ======

         The accrued interest relating to debentures increased due to the additional accrual of interest on the nonpayment of previously accrued interest on the Company's debentures (see Notes 8 and 9 to the consolidated financial statements under Item 8).

         The Company's stockholders' deficiency increased to $53,052,000 at December 31, 2009 from a $48,632,000 stockholders' deficiency at December 31, 2008, reflecting the 2009 operating loss of $4,420,000.

New Accounting Standards
------------------------

         In May 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification (ASC) Topic 855 "Subsequent Events" effective for interim and annual financial periods ending after June 15, 2009. The implementation of this new standard did not have a material impact on the Company's financial statements.

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


Item 7A. Qualitative and Quantitative Disclosure About Market Risk.
-------- ----------------------------------------------------------

         Not Applicable

Item 8. Financial Statements and Supplementary Data
------- -------------------------------------------
        Report of Independent Registered Public Accounting Firm
        -------------------------------------------------------

Audit Committee, Board of Directors and Stockholders
PGI Incorporated
St. Louis, Missouri

We have audited the accompanying consolidated statements of financial position of PGI Incorporated and Subsidiaries ("Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PGI Incorporated and Subsidiaries at December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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


                                               /s/ BKD, LLP
St. Louis, Missouri
March 26, 2010

                                      PGI INCORPORATED AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                         December 31, 2009 and 2008


                                     ASSETS                                                 LIABILITIES
                                     ======                                                 ===========
                                  2009         2008                                         2009          2008
                                  ----         ----                                         ----          ----

Cash and cash equivalents       $1,000       $6,000     Accounts payable and            $123,000      $124,000
                                                        accrued expenses (Note 6)
Restricted cash (Note 3)         5,000        5,000
                                                        Accrued real estate taxes         11,000             -
Receivables (Note 14)          785,000      831,000     (Note 6)

Land and improvement           639,000      639,000
inventories (Note 4)                                    Accrued Interest:
                                                        Primary Lender                   199,000       157,000
Other assets (Note 5)          189,000      188,000     Debentures (Notes 8 & 9)      39,370,000    35,114,000
                                                        Other (Note 8)                 2,711,000     2,649,000

                                                        Credit Agreements (Note 7)
                                                        Primary Lender                   500,000       500,000
                                                        Notes payable                  1,198,000     1,198,000
                                                        Subordinated convertible
                                                        debentures payable             9,059,000     9,059,000
                                                        (Note 8)

                                                        Convertible debentures
                                                        payable (Note 9)               1,500,000     1,500,000
                                                                                    ------------  ------------

                                                        Commitments and
                                                        Contingencies (Note 13)       54,671,000    50,301,000
                                                                                    ------------  ------------

                                                        STOCKHOLDERS' DEFICIENCY
                                                        ========================
                                                        Preferred stock, par
                                                        value $1.00 per share;
                                                        authorized 5,000,000
                                                        shares; 2,000,000 Class A
                                                        cumulative convertible
                                                        Shares issued and
                                                        outstanding;
                                                        (liquidation
                                                        preference of
                                                        $8,000,000 and
                                                        cumulative dividends)
                                                        (Note 11)                      2,000,000     2,000,000

                                                        Common stock, par
                                                        value $.10 per share;
                                                        authorized 25,000,000
                                                        shares; 5,317,758
                                                        shares issued and
                                                        outstanding
                                                        (Note 11)                        532,000       532,000
                                                        Paid-in capital               13,498,000    13,498,000

                                                        Accumulated deficit          (69,082,000)  (64,662,000)
                                                                                    ------------  ------------
                                                                                     (53,052,000)  (48,632,000)
                            ----------   ----------                                 ------------  ------------
                            $1,619,000   $1,669,000                                 $  1,619,000  $  1,669,000
                            ==========   ==========                                 ============  ============

                               See accompanying notes to consolidated financial statements

                       PGI INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    Years ended December 31, 2009 and 2008

                                                       2009           2008
                                                       ----           ----
Revenues:
         Interest income                                64,000         71,000
                                                   -----------    -----------

Costs and expenses:
         Interest                                    4,360,000      3,956,000
         Taxes and assessments                          12,000         13,000
         Consulting and accounting                      40,000         40,000
         Legal and professional                         14,000          9,000
         General and administrative.                    58,000         64,000
                                                   -----------    -----------
                                                     4,484,000      4,082,000
                                                   -----------    -----------

Net (Loss)                                         $(4,420,000)   $(4,011,000)
                                                   ===========    ===========

(Loss) Per Share Available to Common
  Stockholders - Basic and Diluted (Note 16)       $      (.95)   $      (.87)
                                                   ===========    ===========

         See accompanying notes to consolidated financial statements.


                               PGI INCORPORATED AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Years ended December 31, 2009 and 2008


                                                                           2009          2008
                                                                           ----          ----
Cash flows from operating activities:

Cash received from operations:

      Interest received                                                  $ 67,000      $ 63,000
                                                                         --------      --------

Cash expended for operations:

      Taxes and assessments                                                 1,000        13,000
      Consulting and accounting                                            40,000        41,000
      Legal and professional                                               16,000         7,000
      General and administrative                                           58,000        56,000
                                                                         --------      --------
                                                                          115,000       117,000
                                                                         --------      --------

      Net cash flow (used in) operating activities                        (48,000)      (54,000)
                                                                         --------      --------

Cash flows from investing activities:

      Net repayments of notes receivable                                   43,000        44,000
                                                                         --------      --------
Net cash flow provided by investing activities                             43,000        44,000
                                                                         --------      --------





Net decrease in cash and cash equivalents                                  (5,000)      (10,000)

Cash and cash equivalents at beginning of year                              6,000        16,000
                                                                         --------      --------
Cash and cash equivalents at end of year                                 $  1,000      $  6,000
                                                                         ========      ========




                  See accompanying notes to consolidated financial statements.

                                 PGI INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                              Years ended December 31, 2009 and 2008


                                                                          2009               2008
                                                                          ----               ----

Reconciliation of net (loss) to net cash (used in) operating activities:

Net (loss)                                                           $(4,420,000)        $(4,011,000)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:

(Increase) decrease in assets:
    Other receivables                                                      2,000               4,000
    Prepaid expenses and deposits                                              -              (3,000)

Increase (decrease) in liabilities:
    Accounts payable and accrued expenses                                 (1,000)              9,000
    Accrued real estate taxes                                             11,000              (9,000)
    Accrued interest                                                   4,360,000           3,956,000
                                                                     -----------         -----------


Net cash flow (used in) operating activities                         $   (48,000)        $   (54,000)
                                                                     ===========         ===========



                     See accompanying notes to consolidated financial statements.

                                            PGI INCORPORATED AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                         Years ended December 31, 2009 and 2008

                                  Preferred Stock                  Common Stock                    Accumulated
                                  ---------------                  ------------                    -----------
                             Shares          Par Value        Shares        Par Value     Paid-In Capital        Deficit
                             ------          ---------        ------        ---------     ---------------        -------

Balances at 1/1/08          2,000,000       $2,000,000       5,317,758       $532,000       $13,498,000       $(60,651,000)

Net Loss                            -                -               -              -                 -         (4,011,000)
                            ---------       ----------       ---------       --------       -----------       ------------
Balances at 12/31/08        2,000,000       $2,000,000       5,317,758       $532,000       $13,498,000       $(64,662,000)

Net Loss                            -                -               -              -                 -         (4,420,000)
                            ---------       ----------       ---------       --------       -----------       ------------
Balances at 12/31/09        2,000,000       $2,000,000       5,317,758       $532,000       $13,498,000       $(69,082,000)
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

Revenue and Profit Recognition
------------------------------

Homesites
---------

         The Company adopted the installment method of profit recognition in accordance with Accounting Standard Codification (ASC) Topic 360-20, "Real Estate Sales".

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

                       PGI INCORPORATED AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)

New Accounting Standards
------------------------

         In May 2009, the Financial Accounting Standards Board ("FASB") issued ASC Topic 855 "Subsequent Events" effective for interim and annual financial periods ending after June 15, 2009. The implementation of this new standard did not have a material impact on the Company's financial statements.


2.       Revenues:
         ---------

         Revenues for the year ended December 31, 2009 and 2008 represented interest income from a short-term note receivable with Love Investment Company ("LIC"), an affiliate of L-PGI, the Company's primary preferred stock shareholder

         There were no real estate sales in 2009 or 2008 due to a depressed real estate market in Citrus County, Florida. As of December 31, 2009 the Company owned seven lots in Citrus County, Florida. Several of the lots were listed for sale until November, 2008. The Company anticipates re-listing the lots with a real estate broker by the end of 2010 assuming the real estate market improves by then.


3.       Restricted Cash:
         ----------------

         Restricted cash includes restricted proceeds held by PGIP,LLC ("PGIP"), the Primary Lender, as collateral for debt repayment. (See Note 14)

         The restricted escrow funds balance was $5,000 at both December 31, 2009 and December 31, 2008.

                       PGI INCORPORATED AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)



4.       Land and Improvements:
         ----------------------
         Land and improvement inventories consisted of:
                                                       2009           2008
                                                       ----           ----
                  Unimproved land                    $625,000       $625,000
                  Fully improved land                  14,000         14,000
                                                     --------       --------
                                                     $639,000       $639,000
                                                     ========       ========

5.       Other Assets:
         -------------
         Other assets consisted of:
                                                       2009           2008
                                                       ----           ----
                  Deposit with Trustee of 6 1/2%
                     debentures                      $184,000       $183,000
                  Prepaid Expenses                      4,000          4,000
                  Deferred Charges                      1,000          1,000
                                                     --------       --------
                                                     $189,000       $188,000
                                                     ========       ========

6.       Accounts Payable and Accrued Expenses:
         --------------------------------------
         Accounts payable and accrued expenses consisted of:
                                                       2009           2008
                                                       ----           ----
                  Accounts payable                   $ 13,000       $ 14,000
                  Accrued audit/tax expense            37,000         37,000
                  Accrued consulting fees               2,000          2,000
                  Accrued miscellaneous                71,000         71,000
                                                     --------       --------
                                                     $123,000       $124,000
                                                     ========       ========

         Accrued Real Estate Taxes:
         --------------------------
         Accrued real estate taxes consisted of:
                  Current                            $ 11,000       $      -
                                                     ========       ========

                       PGI INCORPORATED AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)


7.       Credit Agreements - Primary Lender and Notes Payable:
         -----------------------------------------------------
         Credit agreements with the Company's primary lender and notes payable consisted of the following:
                                                       2009           2008
                                                       ----           ----
         Credit agreements - primary lender
            Balance is past due, bearing interest
            at prime plus 5.0%                     $  500,000     $  500,000

         Notes payable -
            $1,176,000 bearing interest at prime
            rate plus 2%, the remainder
            non-interest bearing, all past due      1,198,000      1,198,000
                                                   ----------     ----------
                                                   $1,698,000     $1,698,000
                                                   ==========     ==========

The prime rate at both December 31, 2009 and 2008, was 3.25%, respectively.

         At December 31, 2009 assets collateralizing the Company's credit agreements with its primary lender totaled $644,000, of which $5,000 represented escrow held by the primary lender, and $639,000 represented land and improvement inventories.

         The overall weighted average interest rate for the Company's credit agreements with its primary lender and all remaining notes and mortgages was approximately 6.1% as of December 31, 2009 and 7.9% as of December 31, 2008.

         Although substantially all of the Company's real and personal property including all of the stock of the Company's wholly-owned subsidiaries remains pledged as collateral, the Company negotiated agreements with its mortgage holders to allow the Company to sell part of its land holdings without requiring full payment of the secured debt.

         Accrued interest on other notes payable was $2,711,000 and $2,649,000 at December 31, 2009 and 2008, respectively.

         All of the primary lender debt and notes payable are past due.

8.       Subordinated Convertible Debentures Payable:
         --------------------------------------------
         Subordinated debentures payable consisted of:
                                                      2009           2008
                                                      ----           ----
         6 1/2%, due June 1991                     $1,034,000     $1,034,000
         6%, due May 1992                           8,025,000      8,025,000
                                                   ----------     ----------
                                                   $9,059,000     $9,059,000
                                                   ==========     ==========

         Since issuance, $650,000 and $152,000 of the 6 1/2% and 6% debentures, respectively, have been converted into common stock; however, this conversion feature is no longer in effect.

                       PGI INCORPORATED AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)


         The Company is in default of certain sinking fund and interest payments on both subordinated debentures totaling $9,059,000 in principal plus accrued and unpaid interest of $16,319,000 at December 31, 2009 and $15,219,000 as of December 31, 2008.

         The debentures are not collateralized and are not subordinated to each other, but are subordinated to senior indebtedness ($3,198,000 at December 31, 2009). Payment of dividends on the Company's common stock is restricted under the terms of the two indentures pursuant to which the outstanding debentures are issued.

         In order to meet liquidity needs for future periods, the Company has been and intends to continue to actively seek buyers for the remaining portion of the underdeveloped acreage, when appropriate.

         No assurances can be made that the Company can achieve this objective.

9.       Convertible Debentures Payable:
         -------------------------------

         In May 2008, LIC, an affiliate of L-PGI, the Company's preferred shareholder, purchased $703,050 in principal amount of the Company's convertible debentures from the previous debenture holder. The balance of the outstanding convertible debentures in the amount of $796,950, are held by Love-1989. The debentures held by Love-1989 are secured by a second mortgage behind PGIP on the 366 acres retained by the Company and a security interest behind that held by PGIP in the restricted proceeds escrow. The total debentures balance of $1,500,000 carry a maturity date of July 8, 1997 and are in default. Interest on the debentures accrues at the rate of fourteen percent compounded quarterly. The Company's primary lender credit agreements prohibit the payment of interest until such time as the primary lender loans are repaid.

         Accrued interest was $23,051,000 and $19,895,000 at December 31, 2009 and 2008 respectively.

                       PGI INCORPORATED AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)


10.      Income Taxes:
         -------------

         Reconciliation of the statutory federal income tax rates, 34% for the years ended December 31, 2009 and 2008, to the Company's effective income tax rates follows:

                                                2009                                2008
                                                ----                                ----
                                                            ($ in thousands)
                                                      Percent of                            Percent of
                                Amount of tax        Pre-tax Loss       Amount of Tax      Pre-tax loss
                                -------------        ------------       -------------      ------------

Expected tax (credit)              $(1,503)            (34.0%)             $(1,363)           (34.0%)
State income taxes, net of            (177)             (4.0%)                (160)            (4.0%)
  federal tax benefits
Expiration of net operating            459              10.4%                1,105             27.7%
  loss carryovers
Increase in valuation allowance      1,221              27.6%                  418             10.3%
                                   -------             -----               -------           ------
                                   $     -                 -               $     -           $    -
                                   =======             =====               =======           ======

         At December 31, 2009, the Company had an operating loss carryforward of approximately $ 40,000,000 which will expire at various dates through 2029.

                                                                 2009               2008
                                                                 ----               ----
                                                                   ($ in thousands)
Deferred tax asset:
         Net operating loss carryover                          $ 15,200           $ 13,979
         Adjustments to reduce land to net
            realizable value                                         12                 12
         Expenses capitalized under IRC 263(a)                       56                 56
         Environmental liability                                     27                 27
         Valuation allowance                                    (15,123)           (13,902)
                                                               --------           --------
                                                               $    172           $    172
Deferred tax liability:
         Basis difference of land and
            improvement inventories                            $    172           $    172
                                                               --------           --------

Net deferred tax asset                                         $      -           $      -
                                                               ========           ========

The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2006.

                       PGI INCORPORATED AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)


11.      Capital Stock:
         --------------

         In March 1987, the Company sold, in a private placement, 1,875,000 shares of its Class A cumulative convertible preferred stock to L-PGI for a purchase price of $7,500,000 cash ($4.00 per share). The Company also converted $500,000 of indebtedness owed to a corporation owned by the Company's former Chairman of the Board of Directors and members of his family into 125,000 shares of the cumulative convertible preferred stock.

         The holders of the preferred stock are entitled to one vote per share and, except as provided by law, will vote as one class with the holders of the common stock. Class A preferred stockholders are also entitled to receive cumulative dividends at the annual rate of $.32 per share, an effective yield of 8%. Dividends accrued for an initial two year period and, at the expiration of this period, preferred stockholders had the option of receiving accumulated dividends, when and if declared by the Board of Directors, in cash (unless prohibited by law or contract) or common stock. At December 31, 2009 cumulative preferred dividends in arrears totaled $9,395,000 ($640,000 of which related to the year ended December 31, 2009). On May 15, 1997 preferred dividends accrued through April 25, 1995 totaling $4,260,433 were paid in the form of 2,000,203 shares of common stock.

         As of December 31, 2009, the preferred stock is callable or redeemable at the option of the Company at $4.00 per share plus accrued and unpaid dividends. In addition, the preferred stock will be entitled to preference of $4.00 per share plus accrued and unpaid dividends in the event of liquidation of the Company.

         At December 31, 2009 the Company had reserved 6,355,356 common shares for the conversion of preferred stock and debentures.

12.      Quarterly Results:
         ------------------

         There were no significant transactions in the fourth quarter of 2009.

13.      Commitments and Contingencies:
         ------------------------------

         The Company is currently not a party in any legal proceedings.

                       PGI INCORPORATED AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)


14.      Related Party Transactions:
         --------------

         As of December 31, 2009 the Company was in default of its primary credit agreements with PGIP, its Primary Lender.

         PGIP is owned and managed by Love Savings Holding Company ("LSHC"), Andrew S. Love, Jr. and Laurence A. Schiffer. Messrs. Love and Schiffer are directors and executive officers of LSHC and own 90% of all the issued and outstanding voting stock of LSHC. Messrs. Love and Schiffer serve as the executive officers and directors of the Company.

         The Company maintains its administration and accounting offices with Love Real Estate Company ("LREC"). LREC, which is owned by Mr. Love and Mr. Schiffer, is paid a monthly fee for the following:

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

         In addition, the Company receives office space, telephone service and computer service from LREC. A fee of $2,800 per month was accrued in 2009 and 2008. The Company made payments of $33,600 to LREC in 2009 and 2008 respectively for accounting service fees. There were no accrued accounting service fees as of December 31, 2009 and 2008, respectively.

         Effective March 25, 1987, the Company entered into a Management Consulting Agreement with LREC. As a consultant to the Company and in addition to the above services, LREC provides other services including, but not limited to, strategic planning, marketing and financing as requested by the Company. In consideration for these consulting services, the Company pays LREC a quarterly consulting fee of one-tenth of one percent of the carrying value of the Company's assets, plus reasonable out-of-pocket expenses. As of December 31, 2009, the carrying value of the Company's assets was approximately $1,619,000. Consulting fees were $7,000 in both 2009 and 2008, respectively. As of December 31, 2009 and 2008, a total of $2,000, respectively, of unpaid fees had accrued under this agreement.

         In 1985 a corporation owned by the former Chairman of the Board and his family made an uncollateralized loan to the Company, which at December 31, 2009 had an outstanding balance, including accrued interest, of $552,000. Interest accrued on this loan was $9,000 and $13,000 for the years 2009 and 2008, respectively.

                       PGI INCORPORATED AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)


         From time to time, the Company invests in short-term debt obligations of an affiliate of L-PGI, the Company's preferred shareholder, Love Investment Company. The balance of this receivable at December 31, 2009 and 2008 was $780,000 and $823,000, respectively. Interest on the loans was $64,000 and $68,000 for 2009 and 2008, respectively.

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

Receivables:

         The carrying amount approximates fair value because of the short-term maturity of those receivables

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

The estimated fair values of the Company's financial instruments are as follows:

                                             2009                                     2008
                                             ----                                     ----
                                 Carrying             Fair                 Carrying              Fair
                                  Amount              Value                 Amount              Value
                                  ------              -----                 ------              -----

Cash and Restricted Cash       $     6,000           $  6,000            $    11,000         $ 11,000
Receivables                        785,000            785,000                831,000          831,000
Accounts Payable                    13,000             13,000                 14,000           14,000
Debt                            12,257,000                  -             12,257,000                -

                       PGI INCORPORATED AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)

16.      (Loss) Per Share:
         -----------------

         The following is a summary of the calculations used in computing basic and diluted (loss) per share:

                                           2009                       2008
                                           ----                       ----
Numerator:
Net (Loss)                              $(4,420,000)               $(4,011,000)
Preferred Dividends                        (640,000)                  (640,000)
                                        -----------                -----------
(Loss) Available to
  Common Shareholders                   $(5,060,000)               $(4,651,000)
                                        ===========                ===========

Denominator:
BASIC
Weighted average amount of shares
         outstanding                      5,317,758                  5,317,758
                                        ===========                ===========

DILUTED
Weighted average amount of shares
         outstanding                      5,317,758                  5,317,758
Dilutive effect of assumed conversion
         of Preferred Stock                       -                          -
                                        -----------                -----------
Dilutive common shares                    5,317,758                  5,317,758
                                        ===========                ===========

(Loss) per share
         Basic                                $(.95)                     $(.87)
         Diluted                               (.95)                      (.87)

Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
         Financial Disclosure
         --------------------

         Not Applicable.

Item 9A. Controls and Procedures
-------- -----------------------

         The Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) under the supervision and with the participation of the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") of the Company. Based on this evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of December 31, 2009. There have been no changes in the Company's internal control over financial reporting during the Company's fourth fiscal quarter ending December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

-------  -----------------------------------

         Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concludes that, as of December 31, 2009, the Company's internal control over financial reporting is effective.

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


Item 9B. Other Information
-------- -----------------

         Not Applicable

                                   PART III
                                   --------

Item 10. Directors, Executive Officers, and Corporate Governance.
-------- --------------------------------------------------------

         The following information, regarding executive officers and directors of the Company, is as of March 25, 2010.

                           Position with Company and Business Experience
Name and Age               During the Last Five Years
------------               ---------------------------------------------

Laurence A. Schiffer       Director of the Company since April 1987;  President,
         (age 70)          Chief Executive Officer and Chief Financial Officer
                           of the Company since February 1994; Vice Chairman of the Board since May 1987; President and Chief
                           Executive Officer of Love Real Estate Company and
                           Love Investment Company since 1973; Chairman of
                           Heartland Bank and President of LSHC, the parent company of Heartland Bank since December 1985;
                           Manager of PGIP since 1995; member of the Real
                           Estate Board of Metropolitan St. Louis and the
                           National Association of Real Estate Boards.

Andrew S. Love Jr.         Director and Chairman of the Company's Board of
         (age 66)          Directors since May 1987; Secretary since February
                           1994; Chairman of the Board of Love Real Estate
                           Company and Secretary of Love Investment Company since 1973; Partner in St. Louis based law firm of Bryan, Cave, McPheeters & McRoberts until 1991;
                           Director of Heartland Bank and Chairman of LSHC, the parent company of Heartland Bank since December
                           1985; Manager of PGIP since 1995.

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

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

         The Company was not furnished any Forms 3, 4 or 5, or any amendments thereto, during our most recent fiscal year. Accordingly, the Company is not aware of any officer, director or beneficial owner of more than 10 percent of the Company's registered securities that failed to file on a timely basis Forms 3, 4 and 5 required under Section 16(a) of the Securities Exchange Act of 1934, as amended, during fiscal year ended 2009.

Item 11. Executive Compensation
-------- ----------------------

         The Company's Chief Executive Officer and Chief Financial Officer is Mr. Laurence A. Schiffer. Because of the Company's impaired financial condition, it does not compensate in any manner Mr. Schiffer or Mr. Love, the Company's only other executive officer, for the services they perform for the Company in that capacity or in their capacity as directors of the Company. Management services are provided to the Company by Love Real Estate Company ("LREC"), which is an affiliate of L-PGI, pursuant to that certain Management Consulting Agreement by and between the Company and LREC dated March 25, 1987 (the "Management Agreement"). Mr. Schiffer is an employee of, and receives an annual salary from LREC. Mr. Love receives only a nominal salary from LREC. Neither the Company nor LREC maintains records, which would allow either of them to attribute any portion of the remuneration Mr. Schiffer receives from LREC to the management services he performs for the Company. See Item 13. "Certain Relationships and Related Party Transactions, and Directors Independence" for additional information about the Management Agreement.

         Neither Mr. Schiffer nor Mr. Love received fees from any source directly attributable to their services as directors of the Company during 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and
-------- ------------------------------------------------------------------
         Related Stockholder Matters
         ---------------------------

         The table below provides certain information as of March 25, 2010 regarding the beneficial ownership of the Common Stock and the Class A cumulative convertible preferred stock (the "Preferred Stock") by each person known by the Company to be the beneficial owner of more than five percent of either the Common Stock or the Preferred Stock, each director of the Company (which persons are also the Company's only executive officers), and by virtue of the foregoing, the directors and executive officers of the Company as a group.

                                                                                               Percent of Total
                                                                                               ----------------         Percent of
                                                            Common           Preferred         Common   Preferred      Total Voting
                     Name(9)                                Stock              Stock          Stock(1)    Stock          Power(1)
                     -------                                -----              -----          --------    -----          --------

         Estate of Harold Vernon                            998,777(2)(3)            -         18.8%         -             13.7%
         Alfred M. Johns                                    426,514(4)         125,000(4)       8.0%       6.3%             7.5%
         Love-PGI Partners, L.P.("L-PGI")                 2,260,706(5)       1,875,000(5)      42.5%      93.8%            56.5%
         Andrew S. Love, Jr.                              2,263,215(6)       1,875,000(6)      42.5%      93.8%            56.5%
         Laurence A. Schiffer                             2,263,215(7)       1,875,000(7)      42.5%      93.8%            56.5%
         All executive officers and directors
         as a group (2 persons)                           2,263,215(8)       1,875,000(8)      42.5%      93.8%            56.5%

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

         Alfred M. Johns                    Andrew S. Love, Jr.
         One Woodland Drive                 212 So. Central, Suite 201
         Punta Gorda, FL 33982              St. Louis, MO 63105

         As of December 31, 2009, the Company did not have a compensation plan or individual compensation arrangement under which its equity securities may be issued.

Item 13. Certain Relationships and Related Transactions, and Director
-------- ------------------------------------------------------------
         Independence
         ------------

         The Company's primary lender debt of $500,000 as of December 31, 2009, and which remained at this amount during all of fiscal year 2009, is with PGIP, LLC, an affiliate of the Company ("PGIP") and is secured by substantially all of the Company's real estate. PGIP became the primary lender in March 1996, with the assignment by First Union, the Company's former primary bank lender, of all its right, title and interest in and to the loan documents. PGIP is 100% owned by Love Savings Holding Company ("LSHC"). Messrs. Love and Schiffer own approximately 90% of all of the issued and outstanding voting stock of LSHC and serve as the directors and officers of LSHC. LSHC along with Messrs. Love and Schiffer are the managers of PGIP. There were no principal or interest payments made during fiscal year 2009 to PGIP with respect to this debt. See also Note 7 to the Notes to Consolidated Financial Statements.

         As further security to the primary lender indebtedness with PGIP, a restricted proceeds escrow was established in connection with the closing of the bulk acreage sale in May 1998. The escrow agreement permits funds to be paid (i) as requested by PGI and agreed to by PGIP, or (ii) as deemed necessary and appropriate by PGIP to protect its interest in the remaining real estate, including its right to receive principal and interest payments on the indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company. The restricted escrow balance was $ 5,000 at both December 31, 2009 and 2008, respectively.

         The Company maintains its administration and accounting offices with the offices of LREC in St. Louis, Missouri. LREC, a Missouri Corporation, is owned by Mr. Love and Mr. Schiffer, and is located at 212 South Central Avenue, Suite 100, St. Louis, Missouri 63105. A fee of $2,800 per month was accrued in 2009 and 2008 and the Company made payments of $33,600 to LREC in 2009 and 2008 respectively, for the services described in the next paragraph. There were no accrued accounting service fees as of December 31, 2009 and 2008, respectively.

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

         Effective as of March 25, 1987, the Company entered into the Management Agreement with LREC. As a consultant to the Company and in addition to the above services, LREC provides other services including, but not limited to, strategic planning, marketing, and financing as requested by the Company. In consideration for these consulting services, the Company pays LREC a quarterly consulting fee of one-tenth of one percent of the book value of the Company's assets, plus reasonable out-of-pocket expenses. As of December 31, 2009, the book value of the Company's assets was approximately $1.6 million. Consulting fees accrued and paid were $7,000 in both 2009 and 2008, respectively. As of both December 31, 2009 and 2008, a total of $2,000, respectively, of unpaid fees had accrued under the Management Agreement. The Management Agreement will continue in effect until terminated upon 90 days prior written notice by a majority vote of the Company's directors.

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

         As of and during December 31, 2009, Love-1989 held $796,950 in principal amount of the Debentures with respect to which there was as of December 31, 2009 accrued and unpaid interest in the amount of $12,343,000. In May 2008, LIC, an affiliate of L-PGI, the Company's preferred shareholder, purchased $703,050 in principal amount of Debentures from the previous debenture holder for which there was as of December 31, 2009 accrued and unpaid interest in the amount of $10,708,000. The total debentures balance of $1,500,000 carry a maturity date of July 8, 1997 and are in default. Interest on the Debentures accrues at the rate of fourteen percent compounded quarterly, and no interest payments were made during December 31, 2009.

         In 1985, a corporation owned by Alfred M. Johns, the former Chairman of the Company, and his family made an uncollateralized loan to the Company, which during and at December 31, 2009 had an outstanding balance, excluding accrued interest, of $176,000. This loan is past due. Besides being a direct owner of Common and Preferred Stock, Mr. Johns has no other direct or indirect affiliations with the Company.

         From time to time, the Company invests in short term debt obligations with LIC. The balance of this receivable at December 31, 2009 and 2008 was $780,000 and $823,000, respectively. Interest on such receivables was $64,000 and $68,000 for 2009 and 2008, respectively.

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


Item 14. Principal Accountant Fees and Services
-------- --------------------------------------

         Audit and tax fees rendered by BKD, LLP, the principal accountant of the Company, for the fiscal years ended December 31, 2009 and December 31, 2008 were:

                                                    2009           2008
                                                    ----           ----

                Audit Fees                         $33,100       $31,900
                Audit Related Fees                       0             0
                Tax Fees                             4,400         4,200
                All Other Fees                           0             0
                                                   -------       -------
                                                   $37,500       $36,100
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

                                    PART IV

Item 15. Exhibits and Financial Statement Schedules
-------- ------------------------------------------

1. The following financial statements and the report of independent registered public accounting firm are filed as part of this Report:

         a. Report of Independent Registered Public Accounting Firm
         b. Consolidated Statements of Financial Position as of December 31, 2009 and 2008
         c. Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008
         d. Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008
         e. Consolidated Statements of Stockholders' Deficiency for the Years Ended December 31, 2009 and 2008
         f. Notes to Consolidated Financial Statements

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

                                            PGI INCORPORATED
                                            (Registrant)

Date:  March 26, 2010                       By:/s/Laurence A. Schiffer
       --------------                          -----------------------
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

Signature                  Title                                       Date

/s/Andrew S. Love          Chairman of the Board                March 26, 2010
------------------------   Secretary
Andrew S. Love


/s/Laurence A. Schiffer    Vice Chairman of the Board,          March 26, 2010
------------------------   President, Principal Executive
Laurence A. Schiffer       Officer, Principal Financial
                           Officer, and Principal Accounting
                           Officer

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

13.      Inapplicable.

14. Inapplicable (See discussion regarding code of ethics under Item 10. of this Form 10-K).

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