Form 10-Q
period 2010-03-31
PGI INC
filed 2010-05-13
CIK 81157

                    U.S SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10 - Q
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended    March 31, 2010
                                                 ----------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________________ to __________________

         Commission File Number     1-6471
                                ---------------------

         PGI INCORPORATED
         ----------------
         (Exact name of registrant as specified in its charter)

                   FLORIDA                                 59-0867335
         ----------------------------                 --------------------
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

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes______ No _______

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of "large accelerated filer", "accelerated filer" and "smaller reporting Company" in Rule 12b-2 of the Exchange Act. (Check one):

             Large accelerated filer__________   Accelerated filer__________
             Non-accelerated filer____________   Smaller reporting company   X
                                                                           -----
             (Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).    Yes           No   X
                                                   -----        -----

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 10, 2010, there were 5,317,758 shares of the issuer's common stock, $.10 par value per share, outstanding.

                              PGI INCORPORATED AND SUBSIDIARIES
                                         Form 10 - Q
                             For the Quarter Ended March 31, 2010

                                      Table of Contents
                                      -----------------

                                                                                  Form 10 - Q
                                                                                    Page No.
                                                                                  -----------

PART I            FINANCIAL INFORMATION

         Item 1.  Financial Statements
                  Condensed Consolidated Statements of Financial Position
                       March 31, 2010 (Unaudited) and December 31, 2009                 3

                  Condensed Consolidated Statements of Operations (Unaudited)
                       Three Months Ended March 31, 2010 and 2009                       4

                  Condensed Consolidated Statements of Cash Flows (Unaudited)
                       Three Months Ended March 31, 2010 and 2009                       5

                  Notes to Condensed Consolidated Financial Statements (Unaudited)      6

         Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                   11

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk           14

         Item 4.  Controls and Procedures                                              14

PART II           OTHER INFORMATION

          Item 1. Legal Proceedings                                                    15

          Item1A. Risk Factors                                                         15

          Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          15

          Item 3. Defaults Upon Senior Securities                                      15

          Item 4. [Removed and Reserved]                                               15

          Item 5. Other Information                                                    15

          Item 6. Exhibits                                                             15

SIGNATURE                                                                              16

EXHIBIT INDEX                                                                          17

PART I        FINANCIAL INFORMATION
      Item 1. Financial Statements

                              PGI INCORPORATED AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                      ($ in thousands)
                                                               March 31,        December 31,
                                                                 2010               2009
                                                                 ----               ----
                                                              (Unaudited)
ASSETS
     Cash                                                      $      1           $      1
     Restricted cash                                                  5                  5
     Receivables                                                    779                785
     Land and improvement inventories                               639                639
     Other assets                                                   186                189
                                                               --------           --------
                                                               $  1,610           $  1,619
                                                               ========           ========

LIABILITIES
     Accounts payable & accrued expenses                       $    132           $    123
     Accrued real estate taxes                                       14                 11
     Accrued interest:
     Primary lender                                                 209                199
     Debentures                                                  40,508             39,370
     Other                                                        2,726              2,711
Credit Agreements -
     Primary lender                                                 500                500
     Notes payable                                                1,198              1,198
     Subordinated convertible debentures payable                  9,059              9,059
     Convertible debentures payable                               1,500              1,500
                                                               --------           --------
                                                                 55,846             54,671
                                                               --------           --------

STOCKHOLDERS' DEFICIENCY
     Preferred stock, par value $1.00 per share;
         authorized 5,000,000 shares; 2,000,000
         Class A cumulative convertible shares issued
         and outstanding; (liquidation preference of
         $8,000,000 and cumulative dividends)                     2,000              2,000
     Common stock, par value $.10 per share;
         authorized  25,000,000 shares; 5,317,758
         shares issued and outstanding                              532                532
     Paid-in capital                                             13,498             13,498
Accumulated deficit                                             (70,266)           (69,082)
                                                               --------           --------
                                                                (54,236)           (53,052)
                                                               --------           --------
                                                               $  1,610           $  1,619
                                                               ========           ========

See accompanying notes to Condensed Consolidated Financial Statements.

                       PGI INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    ($ in thousands, except per share data)
                                  (Unaudited)

                                           Three Months Ended
                                           ------------------
                                      March 31,         March 31,
                                        2010              2009
                                        ----              ----
REVENUES
     Interest Income                   $    12           $    16
                                       -------           -------
                                            12                16
                                       -------           -------

COSTS AND EXPENSES
     Interest                            1,164             1,046
     Taxes & Assessments                     3                 3
     Consulting & Accounting                10                10
     Legal & Professional                    4                 2
     General & Administrative               15                14
                                       -------           -------
                                         1,196             1,075
                                       -------           -------
NET LOSS                               $(1,184)          $(1,059)
                                       =======           =======

NET LOSS PER SHARE (*)                 $  (.25)          $  (.23)
                                       =======           =======


* Considers the effect of cumulative preferred dividends in arrears for the three months ended March 31, 2010 and 2009.




See accompanying notes to Condensed Consolidated Financial Statements

                       PGI INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ($ in thousands)
                                  (Unaudited)

                                                         Three Months Ended
                                                         ------------------
                                                       March 31,     March 31,
                                                         2010          2009
                                                         ----          ----

Net cash used in operating activities                   $ (5)          $(11)
                                                        ----           ----

Cash flows from investing activities:
     Proceeds from notes receivable                        5              6
                                                        ----           ----
     Net cash provided by investing activities             5              6
                                                        ----           ----


Net decrease in cash                                     --              (5)

Cash at beginning of period                                1              6
                                                        ----           ----

Cash at end of period                                   $  1           $  1
                                                        ====           ====


See accompanying notes to Condensed Consolidated Financial Statements

                            PGI INCORPORATED AND SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)      Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of PGI Incorporated and its subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10 - Q and therefore do not include all disclosures necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The Company's independent accountants included an explanatory paragraph regarding the Company's ability to continue as a going concern in their opinion on the Company's condensed consolidated financial statements for the year ended December 31, 2009.

         Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K annual report for 2009 filed with the Securities and Exchange Commission.

         The condensed consolidated balance sheet as of December 31, 2009 has been derived from the audited consolidated balance sheet as of that date.

         The Company remains in default under the indentures governing its unsecured subordinated debentures and collateralized convertible debentures and in default of its primary debt obligations. (See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 7, 8, and 9 to the Company's consolidated financial statements for the year ended December 31, 2009, as contained in the Company's Annual Report on Form 10 - K).

         All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the three months ended March 31, 2010 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2010 or any other interim period.

 (2)     Per Share Data

         Basic per share amounts are computed by dividing net income (loss), after considering cumulative dividends in arrears on the Company's preferred stock, by the average number of common shares and common stock equivalents outstanding. For this purpose, the Company's cumulative convertible preferred stock and collateralized convertible debentures are not deemed to be common stock equivalents. The average number of common shares outstanding for the three months ended March 31, 2010 and 2009 was 5,317,758.

                           PGI INCORPORATED AND SUBSIDIARIES
           Notes to Condensed Consolidated Financial Statements (continued)

         Diluted per share amounts are computed by dividing net income (loss) by the average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures into shares of common stock. For the three months ended March 31, 2010 and 2009, the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

         The following is a summary of the calculations used in computing basic and diluted (loss) per share for the three months ended March 31, 2010 and 2009.

                                                  Three Months Ended
                                                  ------------------
                                               March 31,       March 31,
                                                 2010            2009
                                                 ----            ----
        Net Loss                            $(1,184,000)     $(1,059,000)

        Preferred Dividends                    (160,000)        (160,000)
                                            -----------      -----------
        Loss Available to
               Common Shareholders          $(1,344,000)     $(1,219,000)
                                            ===========      ===========
        Weighted Average Number
               Of Shares Outstanding          5,317,758        5,317,758
        Basic and Diluted Loss
               Per Share                         $ (.25)          $ (.23)

(3)      Statement of Cash Flows

         The Financial Accounting Standards Board issued Accounting Standards Codification Topic No. 230, "Statement of Cash Flows", which requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. There were no payments of interest for the three-month periods ended March 31, 2010 and March 31, 2009.

(4)      Restricted Cash

         Restricted cash includes restricted proceeds held by the primary lender as collateral for debt repayment.

                           PGI INCORPORATED AND SUBSIDIARIES
           Notes to Condensed Consolidated Financial Statements (continued)

(5)      Receivables
         Net receivables consisted of:
                                                         March 31,             December 31,
                                                           2010                    2009
                                                           ----                    ----
                                                                 ($ in thousands)
         Notes receivable - related party                 $  775                  $  780
         Interest receivable - related party                   4                       5
                                                          ------                  ------
                                                          $  779                  $  785
                                                          ======                  ======

(6)      Land and Improvements
         Land and improvement inventories consisted of:

                                                         March 31,             December 31,
                                                           2010                    2009
                                                           ----                    ----
                                                                 ($ in thousands)
         Unimproved land                                  $  625                  $  625
         Fully improved land                                  14                      14
                                                          ------                  ------
                                                          $  639                  $  639
                                                          ======                  ======
(7)      Other Assets
         Other assets consisted of:

                                                         March 31,             December 31,
                                                           2010                    2009
                                                           ----                    ----
                                                                 ($ in thousands)
         Deposit with Trustee of 6-1/2% debentures        $  183                  $  184
         Other                                                 3                       5
                                                          ------                  ------
                                                          $  186                  $  189
                                                          ======                  ======

                           PGI INCORPORATED AND SUBSIDIARIES
           Notes to Condensed Consolidated Financial Statements (continued)

(8)      Accounts Payable and Accrued Expenses
         Accounts payable and accrued expenses consisted of:
                                                         March 31,             December 31,
                                                           2010                    2009
                                                           ----                    ----
                                                                 ($ in thousands)
         Accounts payable                                 $   12                  $   13
         Accrued audit & professional                         46                      37
         Accrued consulting fees                               2                       2
         Accrued miscellaneous                                72                      71
                                                          ------                  ------
                                                          $  132                  $  123
                                                          ======                  ======

         Accrued real estate taxes consisted of:
         Current real estate taxes                        $   14                  $   11
                                                          ======                  ======


(9)      Primary Lender Credit Agreements, Notes Payable, Subordinated and
         Convertible Debentures Payable
         Credit agreements with the Company's primary lender and notes payable consisted of the following:

                                                         March 31,             December 31,
                                                           2010                    2009
                                                           ----                    ----
                                                                 ($ in thousands)

         Credit agreements - primary lender:
            balance is past due, bearing interest
            at prime plus 5%                             $   500                 $   500
         Notes payable - $1,176,000
            bearing interest at prime plus 2%              1,198                   1,198
                                                         -------                 -------
                                                           1,698                   1,698
                                                         -------                 -------
         Subordinated debentures payable:

            At 6-1/2% interest; due June 1, 1991           1,034                   1,034
            At 6% interest; due May 1, 1992                8,025                   8,025
                                                         -------                 -------
                                                           9,059                   9,059
                                                         -------                 -------

         Collateralized convertible debentures payable:

            At 14% interest; due July 8, 1997,
            convertible into shares of common stock        1,500                   1,500
                                                         -------                 -------
            at $1.72 per share                           $12,257                 $12,257
                                                         =======                 =======

                           PGI INCORPORATED AND SUBSIDIARIES
           Notes to Condensed Consolidated Financial Statements (continued)

(10)     Income Taxes

         At December 31, 2009, the Company had an operating loss carryforward of approximately $40,000,000 to reduce future taxable income. These operating losses expire at various dates through 2029.

         The following summarizes the temporary differences of the Company at March 31, 2010 and December 31, 2009 at the current statutory rate:

                                                                       March 31,                 December 31,
                                                                         2010                        2009
                                                                         ----                        ----
                                                                                ($ in thousands)
         Deferred tax asset:
           Net operating loss carry forward                            $ 15,650                   $ 15,200
           Adjustments to reduce land to net realizable value                12                         12
           Expenses capitalized under IRC 263(a)                             56                         56
           Environmental liability                                           27                         27
         Valuation allowance                                            (15,573)                   (15,123)
                                                                       --------                   --------
                                                                            172                        172

         Deferred tax liability:
           Basis difference of land and improvement inventories             172                        172
                                                                       --------                   --------
         Net deferred tax asset                                        $      -                   $      -
                                                                       ========                   ========

(11)     Fair Value of Financial Instruments

         The carrying amount of the Company's financial instruments, other than debt, approximates fair value at March 31, 2010 and December 31, 2009 because of the short maturity of those instruments. It was not practicable to estimate the fair value of the Company's debt with its primary lender, its notes payable and its convertible debentures because these debts are in default causing no basis for estimating value by reference to quoted market prices or current rates offered to the Company for debt of the same remaining maturities.

                       PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note
----------------

The Company's most valuable remaining asset is a parcel of 366 acres located in Hernando County, Florida. As of March 31, 2010, the Company also owned 7 single-family lots, located in Citrus County, Florida. In addition, the Company owns some minor parcels of real estate in Charlotte County and Citrus County, Florida, but these have limited value because of associated developmental constraints such as wetlands, easements, and/or other obstacles to development and sale.

The 366-acre parcel in Hernando County is difficult to value because of uncertainty related to the possible extension of the Suncoast Expressway, which terminates on the south side of Route 98 opposite this property. Planning continues for the proposed northward continuation of the Suncoast Expressway, and based on an endorsement in 2007 by the Citrus County Commission to re-adopt a project that was originally approved in 1998, the route that is presently believed to be the most probable is through the middle of this parcel of property. However, until and unless the uncertainty regarding the future expansion of the Suncoast Expressway and the related prospect of an eminent domain taking of a significant portion of the parcel is resolved, planning with respect to this property is difficult.

Results of Operations
---------------------

Revenues for the first three months of 2010 decreased by $4,000 to $12,000 from $16,000 for the comparable 2009 period as a result of decreased interest income in the current year. The decrease in interest income is due to a lower short-term note receivable balance with Love Investment Company ("LIC"), an affiliate of L-PGI, the Company's primary preferred stock shareholder. In addition, the minimum interest rate under the terms of the note receivable dropped to 6% in 2010 as compared to 8% in 2009. Expenses for the three month period ended March 31, 2010 increased by $121,000 when compared to the same period in 2009 primarily resulting from an increase in interest expense of $118,000 due to interest accruing on higher past due balances under the various credit agreements, notes payable and debentures which increased over the same period in 2009 for accrued but unpaid interest. As a result, a net loss of $1,184,000 was incurred for the first three months of 2010 compared to a net loss of $1,059,000 for the first three months of 2009. After consideration of cumulative preferred dividends in arrears, totaling $160,000 for each of the three months ended March 31, 2010 and 2009 ($.05 per share of common stock), a net loss per share of $(.25) and $(.23) was reported for the three month periods ended March 31, 2010 and 2009, respectively. The total cumulative preferred dividends in arrears through March 31, 2010 is $9,555,000.

Interest expense during the first quarter of 2010 increased by $118,000 when compared to the same quarter for 2009 as a result of interest accruing on past due balances under the various credit agreements, notes payable and debentures which increased at various intervals during the year for accrued but unpaid interest. The average prime interest rate was 3.25% in the first quarter of both 2010 and 2009.

                        PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of March 31, 2010, the Company remained in default of its primary lender indebtedness with PGIP, LLC ("PGIP") of $500,000, as well as under its subordinated and convertible debentures and its notes payable. PGIP holds restricted funds of the Company pursuant to an escrow agreement whereby funds may be disbursed (i) as requested by the Company and agreed to by PGIP, (ii) as deemed necessary and appropriate by PGIP, to protect PGIP's interest in the Retained Acreage (as hereinafter defined), including PGIP's right to receive principal and interest under the note agreement securing the remaining indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company. The restricted escrow funds held by PGIP were $5,000 at March 31, 2010 and December 31, 2009. The Company did not utilize any of the restricted escrow funds during the first quarter of 2010 or 2009.

The primary parcel of real estate owned by the Company, totaling 366 acres and located in Hernando County, Florida (the "Retained Acreage"), remains subject to the primary lender indebtedness.

Cash Flow Analysis
------------------

During the three month period ended March 31, 2010, the Company's net cash used in operating activities was $5,000 compared to $11,000 for the comparable 2009 period. Net cash provided from investing activities during the three months ended March 31, 2010 and March 31, 2009 consisted of $5,000 and $6,000, respectively, in note receivable proceeds received from LIC. The Company receives proceeds from its notes receivable from LIC as needed to fund operating activities.

Analysis of Financial Condition
-------------------------------

Total assets decreased by $9,000 at March 31, 2010 compared to total assets at December 31, 2009, reflecting the following changes:

                                                        March 31,         December 31,         Increase
                                                          2010                2009            (Decrease)
                                                          ----                ----            ----------
                                                                        ($ in thousands)
       Cash and cash equivalents                         $    1              $    1             $   -
       Restricted cash                                        5                   5                 -
       Receivables                                          779                 785                (6)
       Land and improvement inventories                     639                 639                 -
       Other assets                                         186                 189                (3)
                                                         ------              ------             -----
                                                         $1,610              $1,619             $  (9)
                                                         ======              ======             =====

During the three month period ended March 31, 2010, the amount of receivables decreased by $6,000 due to the Company's receipt of a payment from LIC under the note receivable from LIC.

                       PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liabilities were approximately $55.8 million at March 31, 2010 compared to approximately $54.7 million at December 31, 2009, reflecting the following changes:

                                                               March 31,       December 31,          Increase
                                                                 2010              2009             (Decrease)
                                                                 ----              ----             ----------
                                                                            ($ in thousands)
       Accounts payable & accrued expenses                    $   132            $   123               $    9
       Accrued real estate taxes                                   14                 11                    3
       Accrued interest                                        43,443             42,280                1,163
       Credit agreements - primary lender                         500                500                    -
       Notes payable                                            1,198              1,198                    -
       Subordinated convertible
          debentures payable                                    9,059              9,059                    -
       Convertible debentures payable                           1,500              1,500                    -
                                                              -------            -------               ------
                                                              $55,846            $54,671               $1,175
                                                              =======            =======               ======

During the three month period ended March 31, 2010, the amount of accounts payable and accrued expenses increased by $9,000 due to timing differences.

The Company remains totally dependent upon the sale of its parcels of its various properties to fund its operations and debt service requirements. The Company also receives repayment proceeds from its note receivable due from LIC on an as needed basis to fund its operating activites.

The Company remains in default on the entire principal amount plus interest (including certain sinking fund and interest payments with respect to its subordinated debentures) of its subordinated and convertible debentures and notes payable, as well as its primary lender indebtedness with PGIP. The principal and accrued interest amounts due are as indicated in the following table:

                                                                       March 31, 2010
                                                                       --------------
                                                          Principal                       Accrued
                                                         Amount Due                       Interest
                                                         ----------                       --------
                                                                      ($ in thousands)
         Subordinated convertible debentures:
         ------------------------------------
         At 6 1/2%, due June 1, 1991                      $  1,034                       $ 1,416
         At 6%, due May 1, 1992                              8,025                        15,182
                                                          --------                       -------
                                                          $  9,059                       $16,598
                                                          ========                       =======

         Collateralized convertible debentures:
         --------------------------------------
         At 14%, due July 8, 1997                         $  1,500                       $23,910
                                                          ========                       =======

         Notes Payable:
         --------------
         At prime plus 2%                                 $  1,176                       $ 2,726
         Non-interest bearing                                   22                             -
                                                          --------                       -------
                                                          $  1,198                       $ 2,726
                                                          ========                       =======

                       PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         Primary Lender:              $      500      $      209
         ---------------              ==========      ==========


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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 4. Controls and Procedures

         The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on this evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2010. There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                       PGI INCORPORATED AND SUBSIDIARIES

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company, to its knowledge, currently is not a party to any legal proceedings.

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

Item 4.  [Removed and Reserved]

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

Date: May 13, 2010                          /s/Laurence A. Schiffer
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

99.      Inapplicable

100.     Inapplicable