Form 10-Q
period 2010-09-30
PGI INC
filed 2010-11-09
CIK 81157

                    U.S SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10 - Q
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2010

/X/ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                  to
                                    ----------------    ------------------

     Commission File Number     1-6471
                           -----------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                       -----   -----

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and
post such files). Yes      No
                     -----   -----

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer      Accelerated filer
                       -----                  -----
Non-accelerated filer      Smaller reporting company  X
                     -----                          -----
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes      No  X
                                                -----   -----

     State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: As of November 9, 2010, there were 5,317,758 shares of the registrant's common stock, $.10 par value per share, outstanding.

                       PGI INCORPORATED AND SUBSIDIARIES


                                  Form 10 - Q
                   For the Quarter Ended September 30, 2010

                               Table of Contents
                               -----------------

                                                                   Form 10 - Q
                                                                     Page No.
                                                                   -----------

PART I            FINANCIAL INFORMATION

        Item 1.   Financial Statements
                  Condensed Consolidated Statements of Financial
                    Position September 30, 2010 (Unaudited) and
                    December 31, 2009                                   3

                  Condensed Consolidated Statements of Operations
                   (Unaudited) Three and Nine Months Ended
                   September 30, 2010 and 2009                          4

                  Condensed Consolidated Statements of Cash Flows
                    (Unaudited) Nine Months Ended September 30,
                    2010 and 2009                                       5

                  Notes to Condensed Consolidated Financial
                    Statements (Unaudited)                              6

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations      11

         Item 3.  Quantitative and Qualitative Disclosures About
                    Market Risk                                        14

         Item 4.  Controls and Procedures                              14


PART II           OTHER INFORMATION


         Item 1.  Legal Proceedings                                    15


         Item 1A. Risk Factors                                         15

         Item 2.  Unregistered Sales of Equity Securities and
                    Use of Proceeds                                    15

         Item 3.  Defaults Upon Senior Securities                      15

         Item 4.  [Removed and Reserved]                               15

         Item 5.  Other Information                                    15

         Item 6.  Exhibits                                             15

SIGNATURE                                                              16


       EXHIBIT INDEX                                                   17

PART I             FINANCIAL INFORMATION
         Item 1.   Financial Statements



                            PGI INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                    ($ in thousands)
                                                           September 30,        December 31,
                                                               2010                 2009
                                                               ----                 ----
                                                           (Unaudited)

ASSETS
     Cash                                                   $      2             $      1
     Restricted cash                                               5                    5
     Receivables                                                 728                  785
     Land and improvement inventories                            639                  639
     Other assets                                                191                  189
                                                            --------             --------
                                                            $  1,565             $  1,619
                                                            ========             ========

LIABILITIES
     Accounts payable & accrued expenses                    $    120             $    123
     Accrued real estate taxes                                    19                   11
     Accrued interest:
     Primary lender                                              230                  199
     Debentures                                               42,882               39,370
     Other                                                     2,757                2,711
Credit Agreements -
     Primary lender                                              500                  500
     Notes payable                                             1,198                1,198
     Subordinated convertible debentures payable               9,059                9,059
     Convertible debentures payable                            1,500                1,500
                                                            --------             --------
                                                              58,265               54,671
                                                            --------             --------

STOCKHOLDERS' DEFICIENCY
     Preferred stock, par value $1.00 per share;
         authorized 5,000,000 shares; 2,000,000 Class A
         cumulative convertible shares issued and
         outstanding; (liquidation preference of
         $8,000,000 and cumulative dividends)                  2,000                2,000
     Common stock, par value $.10 per share;
         authorized  25,000,000 shares; 5,317,758
         shares issued and outstanding                           532                  532
     Paid-in capital                                          13,498               13,498
     Accumulated deficit                                     (72,730)             (69,082)
                                                            --------             --------
                                                             (56,700)             (53,052)
                                                            --------             --------
                                                            $  1,565             $  1,619
                                                            ========             ========

See accompanying notes to Condensed Consolidated Financial Statements.

Part I             Financial Information (Continued)

                                          PGI INCORPORATED AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       ($ in thousands, except per share data)
                                                     (Unaudited)

                                                         Three Months Ended                Nine Months Ended
                                                         ------------------                -----------------
                                                   September 30,    September 30,    September 30,    September 30,
                                                       2010             2009             2010             2009
                                                       ----             ----             ----             ----
REVENUES
     Interest Income                                      11               15               34               48
     Other Income                                          -                -                1                -
                                                     -------          -------          -------          -------
                                                          11               15               35               48
                                                     -------          -------          -------          -------

COSTS AND EXPENSES
     Interest                                          1,229            1,104            3,590            3,225
     Taxes & Assessments                                   2                3                8                9
     Consulting & Accounting                              10               10               30               30
     Legal & Professional                                  5                7               11               13
     General & Administrative                             14               14               44               44

                                                     -------          -------          -------          -------
                                                       1,260            1,138            3,683            3,321

                                                     -------          -------          -------          -------
NET LOSS                                             $(1,249)         $(1,123)         $(3,648)         $(3,273)
                                                     =======          =======          =======          =======

NET LOSS PER SHARE (*)                               $  (.26)         $  (.24)         $  (.78)         $  (.71)
                                                     =======          =======          =======          =======

* Considers the effect of cumulative preferred dividends in arrears for the three and nine months ended September 30, 2010 and 2009.

See accompanying notes to Condensed Consolidated Financial Statements


Part I             Financial Information (Continued)

                               PGI INCORPORATED AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       ($ in thousands)
                                          (Unaudited)

                                                                       Nine Months Ended
                                                                       -----------------
                                                                  September 30,     September 30,
                                                                      2010              2009
                                                                      ----              ----

Net cash used in operating activities                               $   (51)           $  (42)
                                                                    -------            ------
Cash flows from investing activities:
     Proceeds from notes receivable                                      52                37
                                                                    -------            ------
     Net cash provided by investing activities                           52                37
                                                                    -------            ------


Net increase (decrease) in cash                                           1                (5)

Cash at beginning of period                                               1                 6
                                                                    -------            ------

Cash at end of period                                               $     2            $    1
                                                                    =======            ======


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

         All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the nine months ended September 30, 2010 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2010 or any other interim period.

 (2)     Per Share Data

         Basic per share amounts are computed by dividing net income (loss), after considering cumulative dividends in arrears on the Company's preferred stock, by the average number of common shares and common stock equivalents outstanding. For this purpose, the Company's cumulative convertible preferred stock and collateralized convertible debentures are not deemed to be common stock equivalents. The average number of common shares outstanding for the nine months ended September 30, 2010 and 2009 was 5,317,758.

                       PGI INCORPORATED AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (continued)


         Diluted per share amounts are computed by dividing net income (loss) by the average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures into shares of common stock. For the three and nine months ended September 30, 2010 and 2009, the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

         The following is a summary of the calculations used in computing basic and diluted (loss) per share for the three and nine months ended September 30, 2010 and 2009.

                                                     Three Months Ended                     Nine Months Ended
                                                     ------------------                     -----------------
                                              September 30,       September 30,      September 30,      September 30,
                                                   2010               2009               2010                2009
                                                   ----               ----               ----                ----

         Net Loss                             $ (1,249,000)       $ (1,123,000)      $(3,648,000)        $(3,273,000)
         Preferred Dividends                  $   (160,000)       $   (160,000)      $  (480,000)        $  (480,000)
                                              ------------        ------------       -----------         -----------
         Loss Available to
           Common Shareholders                $ (1,409,000)       $ (1,283,000)      $(4,128,000)        $(3,753,000)
                                              ============        ============       ===========         ===========
         Weighted Average Number
           Of Shares Outstanding                 5,317,758           5,317,758         5,317,758           5,317,758
         Basic and Diluted Loss
           Per Share                                 $(.26)              $(.24)            $(.78)              $(.71)

(3)      Statement of Cash Flows

         The Financial Accounting Standards Board issued Accounting Standards Codification Topic No. 230, "Statement of Cash Flows", which requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. There were no payments of interest for the nine month periods ended September 30, 2010 and September 30, 2009.

 (4)     Restricted Cash

         Restricted cash includes restricted proceeds held by the primary lender as collateral for debt repayment.

                       PGI INCORPORATED AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (continued)

(5)      Receivables
         Net receivables consisted of:
                                                   September 30,   December 31,
                                                       2010           2009
                                                       ----           ----
                                                         ($ in thousands)
         Notes receivable - related party              $727           $780
         Interest receivable - related party              1              5
                                                       ----           ----
                                                       $728           $785
                                                       ====           ====

(6)      Land and Improvements
         Land and improvement inventories consisted of:
                                                  September 30,    December 31,
                                                      2010            2009
                                                      ----            ----
                                                         ($ in thousands)

         Unimproved land                              $625            $625
         Fully improved land                            14              14
                                                      ----            ----
                                                      $639            $639
                                                      ====            ====


(7)      Other Assets
         Other assets consisted of:
                                                  September 30,    December 31,
                                                      2010            2009
                                                      ----            ----
                                                         ($ in thousands)

         Deposit with Trustee of 6-1/2% debentures    $184            $184
         Other                                           7               5
                                                      ----            ----
                                                      $191            $189
                                                      ====            ====

                       PGI INCORPORATED AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (continued)

(8)      Accounts Payable and Accrued Expenses
         Accounts payable and accrued expenses consisted of:
                                                  September 30,    December 31,
                                                      2010            2009
                                                      ----            ----
                                                        ($ in thousands)

         Accounts payable                             $ 15            $ 13
         Accrued audit & professional                   32              37
         Accrued consulting fees                         2               2
         Accrued miscellaneous                          71              71
                                                      ----            ----
                                                      $120            $123
                                                      ====            ====
         Accrued real estate taxes consisted of:
         Current real estate taxes                    $  7            $ 11
         Delinquent real estate taxes                   12               -
                                                      ----            ----
                                                      $ 19            $ 11
                                                      ====            ====

 (9) Primary Lender Credit Agreements, Notes Payable, Subordinated and Convertible Debentures Payable Credit agreements with the Company's primary lender and notes payable consisted of the following:

                                                  September 30,    December 31,
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

         The following summarizes the temporary differences of the Company at September 30, 2010 and December 31, 2009 at the current statutory rate:

                                                  September 30,    December 31,
                                                      2010            2009
                                                      ----            ----
                                                        ($ in thousands)
         Deferred tax asset:
           Net operating loss carryforward          $ 16,586        $ 15,200
           Adjustments to reduce land to net
             realizable value                             12              12
           Expenses capitalized under IRC 263(a)          56              56
           Environmental liability                        27              27
         Valuation allowance                         (16,509)        (15,123)
                                                    --------        --------
                                                         172             172

         Deferred tax liability:
           Basis difference of land and
             improvement inventories                     172             172
                                                    --------        --------
         Net deferred tax asset                     $      -        $      -
                                                    ========        ========

(11)     Fair Value of Financial Instruments

         The carrying amount of the Company's financial instruments, other than debt, approximates fair value at September 30, 2010 and December 31, 2009 because of the short maturity of those instruments. It was not practicable to estimate the fair value of the Company's debt with its primary lender, its notes payable and its convertible debentures because these debts are in default causing no basis for estimating value by reference to quoted market prices or current rates offered to the Company for debt of the same remaining maturities.

                       PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note
----------------

     The Company's most valuable remaining asset is a parcel of 366 acres located in Hernando County, Florida. As of September 30, 2010, the Company also owned 7 single family lots, located in Citrus County, Florida. In addition, the Company owns some minor parcels of real estate in Charlotte County, and Citrus County, Florida, but these have limited value because of associated developmental constraints such as wetlands, easements, and/or other obstacles to development and sale.

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

Results of Operations
---------------------

     Revenues for the three months ended September 30, 2010 decreased by $4,000 to $11,000 from $15,000 for the comparable 2009 period as a result of decreased interest income of $4,000 in the current year. Expenses for the three months ended September 30, 2010 increased by $122,000 when compared to the same period in 2009 primarily resulting from an increase in interest expense of $125,000 due to interest accruing on past due balances. As a result, a net loss of $1,249,000 was incurred for the three months ended September 30, 2010 compared to a net loss of $1,123,000 for the comparable period in 2009.

     Revenues for the first nine months of 2010 decreased by $13,000 to $35,000 from $48,000 for the comparable 2009 period primarily as a result of decreased interest income of $14,000 due to a lower short-term note receivable balance with Love Investment Company ("LIC"), an affiliate of L-PGI, the Company's primary preferred stock shareholder. In addition, the minimum interest rate under the terms of the note receivable dropped to 6% in 2010 as compared to 8% in 2009. Expenses for the nine month period ended September 30, 2010 increased by $362,000 when compared to the same period in 2009 primarily due to an increase in interest expense. As a result, a net loss of $3,648,000 was incurred for the first nine months of 2010 compared to a net loss of $3,273,000 for the first nine months of 2009. After consideration of cumulative preferred dividends in arrears, totaling $480,000 for each of the nine months ended September 30, 2010 and 2009 (based on $160,000 for each three month period therein), a net loss per share of $(.78) and $(.71) was reported for the nine month periods ended September 30, 2010 and 2009, respectively. The total cumulative preferred dividends in arrears through September 30, 2010 is $9,875,000.

     Interest expense during the three month and nine month periods ended September 30, 2010 increased by $125,000 and $365,000, respectively, when compared to the same periods during 2009. This increase is a result of interest accruing on past due balances under the various credit agreements, notes payable and debentures, which increased at various intervals during the year for accrued but unpaid interest.

                           PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     As of September 30, 2010, the Company remained in default of its primary lender indebtedness with PGIP, LLC ("PGIP") of $500,000, as well as under its subordinated and convertible debentures and notes payable. PGIP holds restricted funds of the Company pursuant to an escrow agreement whereby funds may be disbursed (i) as requested by the Company and agreed to by PGIP, (ii) as deemed necessary and appropriate by PGIP, to protect PGIP's interest in the Retained Acreage (as hereinafter defined), including PGIP's right to receive principal and interest under the note agreement securing the remaining indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company. The restricted escrow funds held by PGIP were $5,000 at September 30, 2010 and December 31, 2009. The Company did not utilize any of the restricted escrow funds during the nine months ended September 30, 2010 or 2009. The primary parcel of real estate owned by the Company, totaling 366 acres and located in Hernando County, Florida (the "Retained Acreage"), remains subject to the primary lender indebtedness.

Cash Flow Analysis
------------------

     During the nine month period ended September 30, 2010, the Companys' cash flow increased by $1,000, as compared to a decrease of $5,000 during the same period in 2009. Net cash used in operating activities for the nine months ended September 30, 2010 and 2009 was $51,000 and $42,000, respectively. Net cash provided from investing activities during the nine months ended September 30, 2010 and 2009 consisted of $52,000 and $37,000, respectively, in note receivable proceeds received from LIC. The Company receives proceeds from its notes receivable from LIC as needed to fund its operating activities.

Analysis of Financial Condition
-------------------------------

     Total assets decreased by $54,000 at September 30, 2010 compared to total assets at December 31, 2009, reflecting the following changes:

                                                      September 30,       December 31,        Increase
                                                          2010                2009           (Decrease)
                                                          ----                ----           ----------
                                                                       ($ in thousands)
       Cash                                              $    2              $    1            $    1
       Restricted cash                                        5                   5                 -
       Receivables                                          728                 785               (57)
       Land and improvement inventories                     639                 639                 -
       Other assets                                         191                 189                 2
                                                         ------              ------            ------
                                                         $1,565              $1,619            $ (54)
                                                         ======              ======            ======

         During the nine month period ended September 30, 2010, the amount of receivables decreased by $57,000 due to the Company's receipt of principal and interest payments from LIC under the note receivable from LIC.

                       PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Liabilities were approximately $58.3 million at September 30, 2010 compared to approximately $54.7 million at December 31, 2009, reflecting the following changes:

                                                          September 30,      December 31,           Increase
                                                              2010              2009               (Decrease)
                                                              ----              ----               ----------
                                                                          ($ in thousands)
       Accounts payable & accrued expenses                  $   120            $   123               $   (3)
       Accrued real estate taxes                                 19                 11                    8
       Accrued interest                                      45,869             42,280                3,589
       Credit agreements - primary lender                       500                500                    -
       Notes payable                                          1,198              1,198                    -
       Subordinated convertible
         debentures payable                                   9,059              9,059                    -
       Convertible debentures payable                         1,500              1,500                    -
                                                            -------            -------               ------
                                                            $58,265            $54,671               $3,594
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

     The Company remains in default on the entire principal amount plus interest (including certain sinking fund and interest payments with respect to its subordinated debentures) of its subordinated and convertible debentures and notes payable, as well as its primary lender indebtedness with PGIP. The principal and accrued interest amounts due are as indicated in the following table:

                                                                        September 30, 2010
                                                                        ------------------
                                                               Principal                  Accrued
                                                              Amount Due                  Interest
                                                              ----------                  --------
                                                                        ($ in thousands)
         Subordinated convertible debentures:
         ------------------------------------
         At 6 1/2%, due June 1, 1991                            $1,034                    $ 1,452
         At 6%, due May 1, 1992                                  8,025                     15,710
                                                                ------                    -------
                                                                $9,059                    $17,162
                                                                ======                    =======

         Collateralized convertible debentures:
         --------------------------------------
         At 14%, due July 8, 1997                               $1,500                    $25,720
                                                                ======                    =======

         Notes Payable:
         --------------
         At prime plus 2%                                       $1,176                    $ 2,757
         Non-interest bearing                                       22                          -
                                                                ------                    -------
                                                                $1,198                    $ 2,757
                                                                ======                    =======

         Primary Lender:                                        $  500                    $   230
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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

Item 4.Controls and Procedures

     The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on this evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2010. There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                               PGI INCORPORATED
                               ----------------
                                 (Registrant)

Date: November 9, 2010                      /s/ Laurence A. Schiffer
      ----------------                      ------------------------
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