Form 10-K
period 2010-12-31
PGI INC
filed 2011-03-21
CIK 81157

U.S SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10 – K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _____________________

Commission File Number              1-6471
PGI INCORPORATED
(Exact name of registrant as specified in its charter)

FLORIDA 59-0867335
(State or other jurisdiction of incorporation) (I.R.S. Employer Identification No.)

212 SOUTH CENTRAL, ST. LOUIS, MISSOURI  63105
(Address of principal executive offices)

(314) 512-8650
(Issuer's telephone number)

 N/A
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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer[ ]                                                      Accelerated filer[ ]
Non-accelerated filer[ ]                                                      Smaller reporting company [X]
           (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2010 cannot be determined.  See Item 5 of Form 10-K.

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of March 21, 2011, 5,317,758 shares of Common Stock, par value $.10 per share, were outstanding.

PGI INCORPORATED AND SUBSIDIARIES
FORM 10 – K  -  2010
Contents and Cross Reference Index

Part	Item		Form 10-K
No.	No.	Description	Page No.

I	1	Business
		General	3
		Recent Developments	3
	1A	Risk Factors	3
	1B	Unresolved Staff Comments	3

	2	Properties	4

	3	Legal Proceedings	4

	4	[Removed and reserved.]	4

II	5	Market for Registrant’s Common Equity, Related Stockholder Matters and
		Issuer Purchases of Equity Securities	5

	6	Selected Financial Data	5

	7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5
	7A	Quantitative and Qualitative Disclosure About Market Risk	10

	8	Financial Statements and Supplementary Data	11

	9	Changes in and Disagreements with Accountants on
		Accounting and Financial Disclosure	27
	9A	Controls and Procedures	27
	9B	Other Information	28

III	10	Directors, Executive Officers, and Corporate Governance	29
	11	Executive Compensation	30

	12	Security Ownership of Certain Beneficial Owners and
		Management and Related Stockholder Matters	30

	13	Certain Relationships and Related Transactions, and Director
		Independence	31

	14	Principal Accountant Fees and Services	34

IV	15	Exhibits and Financial Statement Schedules	35

Signatures			36

Exhibit Index			37

PART I

Item 1.        Business
GENERAL

As used in this Annual Report on Form 10-K, the “Company” refers, unless the context otherwise requires, to PGI Incorporated and its subsidiaries.  The Company’s executive offices are at 212 S. Central, St. Louis, Missouri, 63105, and its telephone number is (314) 512-8650.

The Company, a Florida corporation, was founded in 1958, and up until the mid 1990’s was in the business of building and selling homes, developing and selling home sites and selling undeveloped or partially developed tracts of land.  Over approximately the last 15 years, the Company’s business focus and emphasis changed substantially as it concentrated its sales and marketing efforts almost exclusively on the disposition of its remaining real estate. This change was prompted by its continuing financial difficulties due to the principal and interest owed on its debt.

Presently, the most valuable remaining asset of the Company is a parcel of 366 acres located in Hernando County, Florida. The Company also owns a number of scattered sites in Charlotte County, Florida (the “Charlotte Property”), but most of these sites are subject to easements which markedly reduce their value and/or consist of wetlands of indeterminate value.  As of December 31, 2010, the Company also owned seven single family lots, located in Citrus County, Florida.

As of December 31, 2010, the Company had no employees, and all services provided to the Company are through contract services.

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

Item 1A.       Risk Factors

Not Applicable

Item 1B.       Unresolved Staff Comments

Not Applicable

Item 2.          Properties

The primary asset of the Company is a 366 acre tract of vacant land in Hernando County, Florida.  The present zoning, and hence the presently proposed use of this parcel, is for single family residential lot development.  Several factors suggest that this originally planned use may be inappropriate and/or not the best use given present circumstances.

Foremost among these factors is that the Suncoast Expressway may be extended to the north.  Such an extension is almost certain to impact the property, since the probable routes as presently proposed would require a significant part of the tract.  Additional factors include the present lack of water and sewers on the site, as well as the lack of roads on the site.  Also, about forty acres of the property have been designated in the Hernando County’s future land use plan for commercial use rather than single family use.  Finally, market demand appears to be shifting away from lots with greenways as originally contemplated in favor of larger estate type lots and/or higher density condo/townhouse development.

Other vacant parcels, which could be competitive, do exist in the immediate area, most of which do not suffer the same planning constraint concerning the possible extension of the Suncoast Expressway.

The property is encumbered by mortgages granted by the Company in connection with the primary lender debt of $740,000 in principal and accrued interest and the convertible debentures held by Love-1989 Florida Partners, L.P. (“Love-1989”) which total $15,079,000 in principal and accrued interest at December 31, 2010.  The primary lender debt and convertible debentures are past due and in default (See Notes 7 and 9 to the Consolidated Financial Statements under Item 8).

The Company also owns twelve parcels in Charlotte County approximating 60 acres in total.  Substantially all such holdings, however, consist of scattered sites that are subject to development restrictions occasioned by being seriously impacted by wetlands.  The potential purchaser market for such properties is extremely limited.  The Company also owns seven single family lots in Citrus County, Florida.  The Company continues its efforts to dispose of all of its real estate.

The Company believes the properties are adequately covered by insurance.

Item 3.          Legal Proceedings

The Company, to its knowledge, currently is not a party in any legal proceedings.

Item 4.          [Removed and reserved.]

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and
                      Issuer Purchases of Equity Securities.

There is no public trading market for the Company’s common equity securities.  There have been no reported transactions in the Company’s common stock, par value $.10 (the “Common Stock”), since January 29, 1991, with the exception of the odd lot tender offer by PGIP, LLC, an affiliate of the Company (“PGIP”), in 2003 described previously in the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2004.  No dividends have ever been paid on the Common Stock, and payment of dividends on the Common Stock is restricted under the terms of the two indentures pursuant to which the Company’s outstanding subordinated convertible debentures are issued and by the terms of the Company’s preferred stock.  As of December 31, 2010 to the Company’s knowledge, there were 600 holders of record of the Company’s Common Stock and approximately 445 debenture holders.

Item 6.          Selected Financial Data

Not Applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

PRELIMINARY NOTE

Because the liabilities of the Company far exceed the reported value of its assets, the most important information and analysis concerns the nature and probable actions of the major holders of the Company’s debt.  Foremost among these are the Company’s 6.5% subordinated convertible debentures, which matured June, 1991, with an original face amount of $1,034,000, and its 6.0% subordinated convertible debentures which matured May, 1992, with an original face amount of $8,025,000.

The cumulative amount due for these two issues is as follows:

	12/31/2010
	Principal Amount Due	Unpaid Interest
	($ in thousands)

Subordinated debentures due June 1, 1991	$1,034	$1,470
Subordinated debentures due May 1, 1992	8,025	15,977
	$9,059	$17,447

Both issues have been in payment default for approximately nineteen years, and there has been little contact with or on behalf of the bondholders over the past several years.  It is unclear whether any action on behalf of the bondholders is presently likely, given the negative net worth of the Company and continuing passage of time.  Further, the Company believes that at least a portion of such claims (especially those with respect to the subordinated convertible

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

debentures which matured on June 1, 1991) might be barred under the applicable statutes of limitations.

If such claims are barred, it is possible that the Company would potentially have to record net income in like amount, without the receipt of any cash, and could potentially incur a large tax liability.  Any such potential tax liability might be averted and/or mitigated, however, by the utilization of the Company’s tax loss carryforwards, which as of December 31, 2010 totaled approximately $ 41,809,000.

Even if claims by the subordinated convertible debenture holders are barred in full and there is no cash tax consequence to the Company as a result of the utilization of the tax loss carry forwards, the Company would nonetheless have a substantial Stockholders’ Deficiency.  As of December 31, 2010, the Stockholders’ Deficiency of the Company was $57,982,000.

Similar defenses would not appear to apply to other creditors of the Company, and the credit and debenture agreements with the Company’s primary lender, PGIP, and the initial holder of its secured convertible debentures are secured by mortgages and security interests in certain assets of the Company.

Therefore, the Company’s major effort and activities have been, and continue to be, to liquidate assets of the Company to pay the ordinary on-going costs of operation of the Company, with any surplus expected to be used to reduce the balance due to its primary lender (or to the initial holder of the secured convertible debentures), as required should the asset sale which generates such surplus include the collateral securing such debt.

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

Generally, the Company intends to continue to seek the liquidation of its assets and to use the proceeds to fund the normal cost of operations of the Company, with any surplus used to satisfy the requirements of the Company’s secured creditors.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS
Revenues

Revenues for the year ended December 31, 2010 decreased by $18,000 to $46,000 compared to revenues of $64,000 for the year ended December 31, 2009 primarily reflecting a decrease in interest income.  This decrease is a result of a lower short-term note receivable balance with Love Investment Company (“LIC”), an affiliate of L-PGI, the Company’s primary preferred stock shareholder, during the year ended December 31, 2010 ($704,000 as of December 31, 2010) compared to the balance of such note receivable during the year ended December 31, 2009 $780,000 as of December 31, 2009).

There were no real estate sales in 2010 or 2009 due to a depressed real estate market and other factors as previously described under “Item 2. Properties.”

Costs and Expenses

Expenses for the years 2010 and 2009 were:

	2010	2009

Taxes and Assessments	11,000	12,000
Consulting and Accounting	40,000	40,000
Legal and Professional	13,000	14,000
General and Administrative	58,000	58,000

Taxes and Assessments decreased by $1,000 in 2010 primarily due to lower real estate tax bills as a result of the depressed real estate market.

Interest expense for the two years ended December 31, 2010 and 2009 was:

	2010	2009
	($ in thousands)
Interest Expense	$4,854	$4,360

Interest expense in 2010 increased by $494,000 compared to 2009 as a result of interest accruing on past due balances which increase at various intervals throughout the year for accrued but unpaid interest.

The net loss was $4,930,000 ($1.05 per share) for 2010 compared to a net loss of $4,420,000 ($.95 per share) for 2009 with such increase being primarily attributable to the increase in interest expense described above.  Included in the 2010 and 2009 earnings per share computation is $640,000 ($.12 per share of Common Stock) of annual cumulative preferred stock dividends in arrears.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

FINANCIAL CONDITION

Total assets decreased by $80,000 at December 31, 2010 compared to total assets at December 31, 2009 reflecting the following changes:

			Increase
	2010	2009	(Decrease)
	($ in thousands)
Cash and Cash Equivalents	$1	$1	$-
Restricted Cash	5	5	-
Receivables	705	785	(80)
Land and Improvement	639	639	-
Other Assets	189	189	-
	$1,539	$1,619	$(80)

Net cash used in operations was $76,000 for the year ended December 31, 2010 compared to net cash used in operations of $48,000 for the year ended December 31, 2009.  Net cash used in operations consists of cash received from operations less cash expended for operations.

Cash received from operations during 2010 was $50,000, a $17,000 decrease from cash received during 2009 of $67,000.  Cash received in 2010 and 2009 primarily consisted of interest payments received from a note receivable with LIC.

Cash expended for operations increased by $11,000 to $126,000 during 2010 from $115,000 in 2009, reflecting a $12,000 increase in payments for taxes and assessments, while being offset by a $1,000 decrease in payments for legal and professional.

During 2010 and 2009, investing activities provided $76,000 and $43,000, respectively, of cash, which consisted of the receipt of net principal repayments of the Company’s short-term note with LIC.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liabilities were $59,521,000 at December 31, 2010 compared to $54,671,000 at December 31, 2009, reflecting the following changes:

			Increase
	2010	2009	(Decrease)
	($ in thousands)
Accounts payable and accrued expenses	$121	$123	$(2)
Accrued real estate taxes	9	11	(2)
Accrued interest	47,134	42,280	4,854
Credit agreements – primary lender	500	500	-
Notes payable	1,198	1,198	-
Convertible subordinated debentures payable	9,059	9,059	-
Convertible debentures payable	1,500	1,500	-
	$59,521	$54,671	$4,850

The $4,854,000 increase in accrued interest at December 31, 2010 compared to year-end 2009 reflects changes in the following:

			Increase
	2010	2009	(Decrease)
	($ in thousands)
Primary Lender	$240	$199	$41
Debentures	44,121	39,370	4,751
Other	2,773	2,711	62
	$47,134	$42,280	$4,854

The accrued interest relating to debentures increased due to the additional accrual of interest on the nonpayment of previously accrued interest on the Company’s debentures (see Notes 8 and 9 to the consolidated financial statements under Item 8).

The Company’s stockholders’ deficiency increased to $57,982,000 at December 31, 2010 from a $53,052,000 stockholders’ deficiency at December 31, 2009, reflecting the 2010 operating loss of $4,930,000.

New Accounting Standards

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2010-06 "Improving Disclosures about Fair Value Measurements" effective for interim and annual financial periods beginning on or after December 15, 2009.  The implementation of this new standard did not have a material impact on the Company's financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Forward Looking Statements

The discussion set forth in this Item 7, as well as other portions of this Form 10-K, may contain forward-looking statements.  Such statements are based upon the information currently available to management of the Company and management’s perception thereof as of the date of the Form 10-K.  When used in this Form 10-K, words such as “anticipates,” “estimates,” “believes,” “expects,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  Such statements are subject to risks and uncertainties.  Actual results of the Company’s operations could materially differ from those forward-looking statements.  The differences could be caused by a number of factors or combination of factors including, but not limited to:  changes in the real estate market in Florida and the counties in which the Company owns any property; the overall national economy and financial markets; institution of legal action by the bondholders for collection of any amounts due under the subordinated convertible debentures (notwithstanding the Company’s belief that at least a portion of such actions might be barred under applicable statute of limitations); continued failure by governmental authorities to make a decision with respect to the Suncoast Expressway as described under Item 1; changes in management strategy; and other factors set forth in reports and other documents filed by the Company with the Securities and Exchange Commission from time to time.

Item 7A.                      Qualitative and Quantitative Disclosure About Market Risk.

Not Applicable

 Item 8.                                Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
PGI Incorporated
St. Louis, Missouri

We have audited the accompanying consolidated statements of financial position of PGI Incorporated and Subsidiaries (“Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PGI Incorporated and Subsidiaries at December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has a significant accumulated deficit, and is in default on its primary debt (Note 7), certain sinking fund and interest payments on its convertible subordinated debentures (Note 8) and its convertible debentures (Note 9).  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 8.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BKD, LLP
St. Louis, Missouri
March 21, 2011

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
December 31, 2010 and 2009

	ASSETS			LIABILITIES
	2010	2009		2010	2009

Cash and cash equivalents	$1,000	$1,000	Accounts payable and	$121,000	$123,000
			accrued expenses (Note 6)
Restricted cash (Note 3)	5,000	5,000
			Accrued real estate taxes	9,000	11,000
Receivables (Note 14)	705,000	785,000	(Note 6)

Land and improvement	639,000	639,000
inventories (Note 4)			Accrued Interest:
			Primary Lender	240,000	199,000
Other assets (Note 5)	189,000	189,000	Debentures (Notes 8 & 9)	44,121,000	39,370,000
			Other (Note 8)	2,773,000	2,711,000

			Credit Agreements (Note 7)
			Primary Lender	500,000	500,000
			Notes payable	1,198,000	1,198,000
			Subordinated convertible
			debentures payable	9,059,000	9,059,000
			(Note 8)

			Convertible debentures
			payable (Note 9)	1,500,000	1,500,000

			Commitments and	59,521,000	54,671,000
			Contingencies (Note 13)

			STOCKHOLDERS’ DEFICIENCY
			Preferred stock, par value
			$1.00 per share; authorized
			5,000,000 shares; 2,000,000
			Class A cumulative
			convertible Shares issued
			and outstanding; (liquidation
			preference of $8,000,000
			and cumulative dividends)
			(Note 11)	2,000,000	2,000,000

			Common stock, par value
			$.10 per share; authorized
			25,000,000 shares; 5,317,758
			shares issued and outstanding
			(Note 11)	532,000	532,000
			Paid-in capital	13,498,000	13,498,000

			Accumulated deficit	(74,012,000)	(69,082,000)
	__________	__________		(57,982,000)	(53,052,000)
	$ 1,539,000	$ 1,619,000		$ 1,539,000	$ 1,619,000

	See accompanying notes to consolidated financial statements

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2010 and 2009

	2010	2009
Revenues:
Interest income (Note 2)	$45,000	$64,000
Other income	1,000	-
	46,000	64,000

Costs and expenses:
Interest	4,854,000	4,360,000
Taxes and assessments	11,000	12,000
Consulting and accounting	40,000	40,000
Legal and professional	13,000	14,000
General and administrative	58,000	58,000
	4,976,000	4,484,000

Net (Loss)	$(4,930,000)	$(4,420,000)

(Loss) Per Share Available to Common	$(1.05)	$(.95)
Stockholders – Basic and Diluted (Note 16)

See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2010 and 2009

	2010	2009
Cash flows from operating activities:

Cash received from operations:

Interest received	$49,000	$67,000
Other operating receipts	1,000	-
	50,000	67,000

Cash expended for operations:

Taxes and assessments	13,000	1,000
Consulting and accounting	40,000	40,000
Legal and professional	15,000	16,000
General and administrative	58,000	58,000
	126,000	115,000

Net cash flow (used in) operating activities	(76,000)	(48,000)

Cash flows from investing activities:

Net repayments of notes receivable	76,000	43,000

Net cash flow provided by investing activities	76,000	43,000

Net decrease in cash and cash equivalents	-	(5,000)

Cash and cash equivalents at beginning of year	1,000	6,000
Cash and cash equivalents at end of year	$1,000	$1,000

See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years ended December 31, 2010 and 2009

	2010	2009
Reconciliation of net (loss) to net cash (used in)
operating activities:

Net (loss)	$(4,930,000)	$(4,420,000)

Adjustments to reconcile net (loss) to net cash (used in)
operating activities:

(Increase) decrease in assets:
Other receivables	4,000	2,000

Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(2,000)	(1,000)
Accrued real estate taxes	(2,000)	11,000
Accrued interest	4,854,000	4,360,000

Net cash flow (used in) operating activities	$(76,000)	$(48,000)

See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
Years ended December 31, 2010 and 2009

	Preferred Stock		Common Stock			Accumulated
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Deficit

Balances at 1/1/09	2,000,000	$2,000,000	5,317,758	$532,000	$13,498,000	$(64,662,000)

Net Loss	-	-	-	-	-	(4,420,000)
Balances at 12/31/09	2,000,000	$2,000,000	5,317,758	$532,000	$13,498,000	$(69,082,000)

Net Loss	-	-	-	-	-	(4,930,000)
Balances at 12/31/10	2,000,000	$2,000,000	5,317,758	$532,000	$13,498,000	$(74,012,000)

See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies:

Principles of Consolidation

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

Revenue and Profit Recognition

Homesites

The Company adopted the installment method of profit recognition in accordance with Accounting Standard Codification (ASC) Topic 360-20, “Real Estate Sales”.

Acreage

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

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

New Accounting Standards

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2010-06 "Improving Disclosures about Fair Value Measurements" effective for interim and annual financial periods beginning on or after December 15, 2009.  The implementation of this new standard did not have a material impact on the Company's financial statements.

2.	Revenues:

Revenues for the year ended December 31, 2010 and 2009 primarily represented interest income from a short-term note receivable with Love Investment Company (“LIC”), an affiliate of L-PGI, the Company’s primary preferred stock shareholder.

There were no real estate sales in 2010 or 2009 due to a depressed real estate market in Citrus County, Florida.  As of December 31, 2010 the Company owned seven lots in Citrus County, Florida.

3.           Restricted Cash:

Restricted cash includes restricted proceeds held by PGIP,LLC (“PGIP”), the Primary Lender, as collateral for debt repayment (see Note 14).

The restricted escrow funds balance was $5,000 at both December 31, 2010 and December 31, 2009.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

4.	Land and Improvements:
	Land and improvement inventories consisted of:
		2010	2009
	Unimproved land	$625,000	$625,000
	Fully improved land	14,000	14,000
		$639,000	$639,000

5.	Other Assets:
	Other assets consisted of:
		2010	2009
	Deposit with Trustee of 6 ½% debentures	$184,000	$184,000
	Prepaid Expenses	4,000	4,000
	Deferred Charges	1,000	1,000
		$189,000	$189,000

6.	Accounts Payable and Accrued Expenses:
	Accounts payable and accrued expenses consisted of:
		2010	2009
	Accounts payable	$12,000	$13,000
	Accrued audit/tax expense	36,000	37,000
	Accrued consulting fees	2,000	2,000
	Accrued miscellaneous	71,000	71,000
		$121,000	$123,000

	Accrued Real Estate Taxes:
	Accrued real estate taxes consisted of:
	Current	$9,000	$11,000

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

7.           Credit Agreements – Primary Lender and Notes Payable:
Credit agreements with the Company’s primary lender and notes payable consisted of the following:

	2010	2009
Credit agreements – primary lender
Balance is past due, bearing interest at
prime plus 5.0%	$500,000	$500,000

Notes payable –
$1,176,000 bearing interest at prime
rate plus 2%, the remainder
non-interest bearing, all past due	1,198,000	1,198,000
	$1,698,000	$1,698,000

The prime rate at both December 31, 2010 and 2009, was 3.25%.

At December 31, 2010 assets collateralizing the Company’s credit agreements with its primary lender totaled $644,000, of which $5,000 represented escrow held by the primary lender, and $639,000 represented land and improvement inventories.

The overall weighted average interest rate for the Company’s credit agreements with its primary lender and all remaining notes and mortgages was approximately 6.1% as of both December 31, 2010 and 2009.

Although substantially all of the Company’s real and personal property including all of the stock of the Company’s wholly-owned subsidiaries remains pledged as collateral, the Company negotiated agreements with its mortgage holders to allow the Company to sell part of its land holdings without requiring full payment of the secured debt.

Accrued interest on other notes payable was $2,773,000 and $2,711,000 at December 31, 2010 and 2009, respectively.

All of the primary lender debt and notes payable are past due.

8.           Subordinated Convertible Debentures Payable:
Subordinated debentures payable consisted of:

	2010	2009
6 ½%, due June 1991	$1,034,000	$1,034,000
6%, due May 1992	8,025,000	8,025,000
	$9,059,000	$9,059,000

Since issuance, $650,000 and $152,000 of the 6½% and 6% debentures, respectively, have been converted into common stock; however, this conversion feature is no longer in effect.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The Company is in default of certain sinking fund and interest payments on both subordinated debentures totaling $9,059,000 in principal plus accrued and unpaid interest of $17,448,000 at December 31, 2010 and $16,319,000 as of December 31, 2009.

The debentures are not collateralized and are not subordinated to each other, but are subordinated to senior indebtedness ($3,198,000 at December 31, 2010).  Payment of dividends on the Company’s common stock is restricted under the terms of the two indentures pursuant to which the outstanding debentures are issued.

In order to meet liquidity needs for future periods, the Company has been and intends to continue to actively seek buyers for the remaining portion of the underdeveloped  acreage, when appropriate.

No assurances can be made that the Company can achieve this objective.

9.           Convertible Debentures Payable:

In May 2008, LIC, an affiliate of L-PGI, the Company’s preferred shareholder, purchased $703,050 in principal amount of the Company’s convertible debentures from the previous debenture holder.  The balance of the outstanding convertible debentures in the amount of $796,950, are held by Love-1989.  The debentures held by Love-1989 are secured by a second mortgage behind PGIP on the 366 acres retained by the Company and a security interest behind that held by PGIP in the restricted proceeds escrow.  The total debentures balance of $1,500,000 carry a maturity date of July 8, 1997 and are in default.  Interest on the debentures accrues at the rate of fourteen percent compounded quarterly.  The Company’s primary lender credit agreements prohibit the payment of interest until such time as the primary lender loans are repaid.

Accrued interest was $26,673,000 and $23,051,000 at December 31, 2010 and 2009 respectively.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

10.           Income Taxes:

Reconciliation of the statutory federal income tax rates, 34% for the years ended December 31, 2010 and 2009, to the Company’s effective income tax rates follows:
	2010		2009
	($ in thousands)
		Percent of		Percent of
	Amount of tax	Pre-tax Loss	Amount of Tax	Pre-tax loss

Expected tax (credit)	$(1,676)	(34.0%)	$(1,503)	(34.0%)
State income taxes, net of federal tax benefits	(197)	(4.0%)	(177)	(4.0%)
Expiration of net operating loss carryovers	1,186	24.1%	459	10.4%
Increase in valuation allowance
	687	13.9%	1,221	27.6%
	$-	-	$-	-

At December 31, 2010, the Company had an operating loss carryforward of approximately $ 41,809,000 which will expire at various dates through 2030.

	2010	2009
	($ in thousands)
Deferred tax asset:
Net operating loss carryover	$15,887	$15,200
Adjustments to reduce land to net realizable value	12	12
Expenses capitalized under IRC 263(a)	56	56
Environmental liability	27	27
Valuation allowance	(15,810)	(15,123)
	$172	$172
Deferred tax liability:
Basis difference of land and improvement inventories	$172	$172

Net deferred tax asset	$-	$-

The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2007.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

11.           Capital Stock:

In March 1987, the Company sold, in a private placement, 1,875,000 shares of its Class A cumulative convertible preferred stock to L-PGI for a purchase price of $7,500,000 cash ($4.00 per share).  The Company also converted $500,000 of indebtedness owed to a corporation owned by the Company’s former Chairman of the Board of Directors and members of his family into 125,000 shares of the cumulative convertible preferred stock.

The holders of the preferred stock are entitled to one vote per share and, except as provided by law, will vote as one class with the holders of the common stock.  Class A preferred stockholders are also entitled to receive cumulative dividends at the annual rate of $.32 per share, an effective yield of 8%.  Dividends accrued for an initial two year period and, at the expiration of this period, preferred stockholders had the option of receiving accumulated dividends, when and if declared by the Board of Directors, in cash (unless prohibited by law or contract) or common stock. At December 31, 2010 cumulative preferred dividends in arrears totaled $10,035,000 ($640,000 of which related to the year ended December 31, 2010).  On May 15, 1997 preferred dividends accrued through April 25, 1995 totaling $4,260,433 were paid in the form of 2,000,203 shares of common stock.

As of December 31, 2010, the preferred stock is callable or redeemable at the option of the Company at $4.00 per share plus accrued and unpaid dividends.  In addition, the preferred stock will be entitled to preference of $4.00 per share plus accrued and unpaid dividends in the event of liquidation of the Company.

At December 31, 2010 the Company had reserved 6,355,356 common shares for the conversion of preferred stock and debentures.

12.           Quarterly Results:

There were no significant transactions in the fourth quarter of 2010.

13.           Commitments and Contingencies:

The Company is currently not a party in any legal proceedings.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

14.           Related Party Transactions:

As of December 31, 2010 the Company was in default of its primary credit agreements with PGIP, its Primary Lender.

PGIP is owned and managed by Love Savings Holding Company (“LSHC”), Andrew S. Love, Jr. and Laurence A. Schiffer.  Messrs. Love and Schiffer are directors and executive officers of LSHC and own 90% of all the issued and outstanding voting stock of LSHC.  Messrs. Love and Schiffer serve as the executive officers and directors of the Company.

The Company maintains its administration and accounting offices with Love Real Estate Company (“LREC”).  LREC, which is owned by Mr. Love and Mr. Schiffer, is paid a monthly fee for the following:

1.	Maintain books of original entry;
2.	Prepare quarterly and annual SEC filings;
3.	Coordinate the annual audit;
4.	Assemble information for tax filing, review reports as prepared by tax accountants and file same;
5.	Track shareholder records through transfer agent;
6.	Maintain policies of insurance against property and liability exposure;
7.	Handle day-to-day accounting requirements

In addition, the Company receives office space, telephone service and computer service from LREC.  A fee of $2,800 per month was accrued in 2010 and 2009.  The Company made payments of $33,600 to LREC in 2010 and 2009 respectively for accounting service fees.  There were no accrued accounting service fees as of December 31, 2010 and 2009, respectively.

Effective March 25, 1987, the Company entered into a Management Consulting Agreement with LREC.  As a consultant to the Company and in addition to the above services, LREC provides other services including, but not limited to, strategic planning, marketing and financing as requested by the Company.  In consideration for these consulting services, the Company pays LREC a quarterly consulting fee of one-tenth of one percent of the carrying value of the Company’s assets, plus reasonable out-of-pocket expenses.  As of December 31, 2010, the carrying value of the Company’s assets was approximately $1,539,000.  Consulting fees totaling $6,000 and $7,000 were accrued during 2010 and 2009, respectively.  As of December 31, 2010 and 2009, a total of $2,000, respectively, of unpaid fees had accrued under this agreement.

In 1985 a corporation owned by the former Chairman of the Board and his family made an uncollateralized loan to the Company, which at December 31, 2010 had an outstanding balance, including accrued interest, of $561,000.  Interest accrued on this loan was $9,000 in both 2010 and 2009, respectively.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

From time to time, the Company invests in short-term debt obligations of an affiliate of L-PGI, the Company’s preferred shareholder, Love Investment Company.  The balance of this receivable at December 31, 2010 and 2009 was $704,000 and $780,000, respectively.  Interest on the loans was $45,000 and $64,000 for 2010 and 2009, respectively.

15.           Fair Value of Financial Instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and Restricted Cash:

The carrying amount approximates fair value because of the short maturity of those instruments.

Receivables:

The carrying amount approximates fair value because of the short-term maturity of those receivables.

Accounts Payable:

The carrying amount approximates fair value because of the short-term maturity of those debts.

Debt:

It was not practicable to estimate the fair value of the Company’s debt with its primary lender, its notes payable and its convertible debentures because these debts are in default causing no basis for estimating value by reference to quoted market prices or current rates offered to the Company for debt of the same remaining maturities.

The estimated fair values of the Company’s financial instruments are as follows:

	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and Restricted Cash	$6,000	$6,000	$6,000	$6,000
Receivables	705,000	705,000	785,000	785,000
Accounts Payable	12,000	12,000	13,000	13,000
Debt	12,257,000	-	12,257,000	-

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

16.           (Loss) Per Share:

The following is a summary of the calculations used in computing basic and diluted (loss) per share:

	2010	2009
Numerator:
Net (Loss)	$(4,930,000)	$(4,420,000)
Preferred Dividends	(640,000)	(640,000)
(Loss) Available to Common Shareholders	$(5,570,000)	$(5,060,000)

Denominator:
BASIC
Weighted average amount of shares outstanding	5,317,758	5,317,758

DILUTED
Weighted average amount of shares outstanding	5,317,758	5,317,758
Dilutive effect of assumed conversion of Preferred Stock	-	-
Dilutive common shares	5,317,758	5,317,758

(Loss) per share
Basic	$(1.05)	$(.95)
Diluted	(1.05)	(.95)

Item 9.                  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.               Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) under the supervision and with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of the Company.  Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.  There have been no changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ending December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of PGI Incorporated (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles.  The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Item 9A.               Controls and Procedures (continued)

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment, management concludes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective.

Item 9B.               Other Information

Not Applicable

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

The following information, regarding executive officers and directors of the Company, is as of March 21, 2011.

Name and Age	Position with Company and Business Experience During the Last Five Years

Laurence A. Schiffer (age 71)
Director of the Company since April 1987;  President, Chief Executive Officer and Chief Financial Officer of the Company since February 1994; Vice Chairman of the Board since May 1987;  President and Chief Executive Officer of Love Real Estate Company and Love Investment Company since 1973; Chairman of Heartland Bank and President of LSHC, the parent company of Heartland Bank since December 1985; Manager of PGIP since 1995;  member of the Real Estate Board of Metropolitan St. Louis and the National Association of Real Estate Boards.

Andrew S. Love Jr. (age 67)
Director and Chairman of the Company’s Board of Directors since May 1987;  Secretary since February 1994;  Chairman of the Board of Love Real Estate Company and Secretary of Love Investment Company since 1973;  Partner in St. Louis based law firm of Bryan, Cave, McPheeters & McRoberts until 1991;  Director of Heartland Bank and Chairman of LSHC, the parent company of Heartland Bank since December 1985;  Manager of PGIP since 1995.

Executive officers of the Company are appointed annually by the Board of Directors to hold office until their successors are appointed and qualify.

The directors of the Company have determined that the Company does not have an audit committee financial expert serving on its board of directors which acts as the Company’s audit committee).  In addition, the Company has not adopted a code of ethics that applies to its principal executive officer and principal financial officer (principal accounting officer).  The Company’s decision not to adopt a code of ethics or to have an audit committee financial expert are primarily attributable to the following reasons:  (i) as a result of its continuing financial difficulties due to amounts owed on its debt, the Company is focused almost exclusively on the disposition of its remaining real estate; (ii) as described in Item 5, there have been no reported transactions in the Company’s Common Stock since January 29, 1991, other than the odd lot tender offer in 2003; (iii) the board of directors of the Company consists of only two directors and these two directors are also the only executive officers of the Company; and (iv) the same person serves as the Company’s chief executive officer and chief financial officer.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company was not furnished any Forms 3, 4 or 5, or any amendments thereto, during our most recent fiscal year.  Accordingly, the Company is not aware of any officer, director or beneficial owner of more than 10 percent of the Company’s registered securities that failed to file on a timely basis Forms 3, 4 and 5 required under Section 16(a) of the Securities Exchange Act of 1934, as amended, during fiscal year ended 2010.

Item 11.                Executive Compensation

The Company’s Chief Executive Officer and Chief Financial Officer is Mr. Laurence A. Schiffer.  Because of the Company’s impaired financial condition, it does not compensate in any manner Mr. Schiffer or Mr. Love, the Company’s only other executive officer, for the services they perform for the Company in that capacity or in their capacity as directors of the Company.  Management services are provided to the Company by Love Real Estate Company (“LREC”), which is an affiliate of L-PGI, pursuant to that certain Management Consulting Agreement by and between the Company and LREC dated March 25, 1987 (the “Management Agreement”).  Mr. Schiffer is an employee of, and receives an annual salary from LREC.  Mr. Love receives only a nominal salary from LREC.  Neither the Company nor LREC maintains records, which would allow either of them to attribute any portion of the remuneration Mr. Schiffer receives from LREC to the management services he performs for the Company.  See Item 13. “Certain Relationships and Related Party Transactions, and Director Independence” for additional information about the Management Agreement.

Neither Mr. Schiffer nor Mr. Love received fees from any source directly attributable to their services as directors of the Company during 2010.

Item 12.                Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters

The table below provides certain information as of March 21, 2011 regarding the beneficial ownership of the Common Stock and the Class A cumulative convertible preferred stock (the “Preferred Stock”) by each person known by the Company to be the beneficial owner of more than five percent of either the Common Stock or the Preferred Stock, each director of the Company (which persons are also the Company’s only executive officers), and by virtue of the foregoing, the directors and executive officers of the Company as a group.

					Percent of Total		Percent of
	Common		Preferred		Common	Preferred	Total Voting
Name(9)	Stock		Stock		Stock (1)	Stock	Power (1)

Estate of Harold Vernon	998,777	(2)(3)	-		18.8%	-	13.7%
Alfred M. Johns	426,514	(4)	125,000	(4)	8.0%	6.3%	7.5%
Love-PGI Partners, L.P.(“L-PGI”)	2,260,706	(5)	1,875,000	(5)	42.5%	93.8%	56.5%
Andrew S. Love, Jr.	2,263,215	(6)	1,875,000	(6)	42.5%	93.8%	56.5%
Laurence A. Schiffer	2,263,215	(7)	1,875,000	(7)	42.5%	93.8%	56.5%
All executive officers and directors
as a group (2 persons)	2,263,215	(8)	1,875,000	(8)	42.5%	93.8%	56.5%

1.	The above table does not include 2,595,356 shares that may be received upon conversion of the Company’s secured convertible debentures.
2.
The shares of Common Stock owned by the Estate of Mr. Vernon are currently in the possession of the Federal Deposit Insurance Corporation (“FDIC”) which is the receiver for First American Bank and Trust, Lake Worth, Florida (“First American”).  First American previously made a loan to Mr. Vernon, which was secured by these shares.  The loan is in default and the Company understands that the FDIC has the right, pursuant to a pledge agreement, to vote the shares at any annual or special meeting of shareholders.

3.	Information obtained from filings made with the Securities and Exchange Commission.
4.
Sole voting and investment power over 405,613 shares of Common Stock; shared voting and investment power over 20,901 shares of Common Stock included in the table which are owned by Mr. John’s wife; sole voting and investment power over the 125,000 shares of Preferred Stock.

5.
The controlling general partner of L-PGI is Love Investment Company, a Missouri Corporation owned by Mr. Love, Love family members and trusts and Mr. Schiffer.  Messrs. Love and Schiffer serve as the executive officers and directors of Love Investment Company.

6.
These shares are the same shares owned by L-PGI and PGIP, LLC (2,509 shares of Common Stock).  Mr. Love is an indirect owner of L-PGI and PGIP, LLC.  See Footnote 5 above and Item 13. “Certain Relationships and Related  Transactions, and Director Independence” for more information.  Accordingly, Mr. Love has shared voting and investment power over all of these shares.

7.
These shares are the same shares owned by L-PGI and PGIP, LLC (2,509 shares of Common Stock).  Mr. Schiffer is an indirect owner of L-PGI and PGIP, LLC.  See Footnote 5 above and Item 13. “Certain Relationships and Related Transactions, and Director Independence” for more information.  Accordingly, Mr. Schiffer has shared voting and investment power over all of these shares.

8.	These shares are the same shares reflected in Footnotes 5, 6 and 7. See Footnote 5 above and Item 13. “Certain Relationships and Related Transactions, and Director Independence” for more information.
9.	Addresses for beneficial owners are as follows:

Estate of Harold Vernon	Love-PGI Partners, L.P	Laurence A. Schiffer
3201 W. Rolling Hills Circle	212 So. Central, Suite 100	212 So. Central, Suite 201
Davie, FL 33328	St. Louis, MO 63105	St. Louis, MO 63105

Alfred M. Johns	Andrew S. Love, Jr.
One Woodland Drive	212 So. Central, Suite 201
Punta Gorda, FL 33982	St. Louis, MO 63105

As of December 31, 2010, the Company did not have a compensation plan or individual compensation arrangement under which its equity securities may be issued.

Item 13.                Certain Relationships and Related Transactions, and Director Independence

The Company’s primary lender debt of $500,000 as of December 31, 2010, and which remained at this amount during all of fiscal year 2010, is with PGIP, LLC, an affiliate of the Company (“PGIP”) and is secured by substantially all of the Company’s real estate.  PGIP became the primary lender in March 1996, with the assignment by First Union, the Company’s former primary bank lender, of all its right, title and interest in and to the loan documents.  PGIP is 100% owned by Love Savings Holding Company (“LSHC”).  Messrs. Love and Schiffer own approximately 90% of all of the issued and outstanding voting stock of LSHC and serve as the directors and officers of LSHC.  LSHC along with Messrs. Love and Schiffer are the managers of PGIP.  There were no principal or interest payments made during fiscal year 2010 to PGIP with respect to this debt.  See also Note 7 to the Notes to Consolidated Financial Statements.

As further security to the primary lender indebtedness with PGIP, a restricted proceeds escrow was established in connection with the closing of the bulk acreage sale in May 1998.  The escrow agreement permits funds to be paid (i) as requested by PGI and agreed to by PGIP, or (ii) as deemed necessary and appropriate by PGIP to protect its interest in the remaining real estate, including its right to receive principal and interest payments on the indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company.  The restricted escrow balance was $ 5,000 at both December 31, 2010 and 2009.

The Company maintains its administration and accounting offices with the offices of LREC in St. Louis, Missouri.  LREC, a Missouri Corporation, is owned by Mr. Love and Mr. Schiffer, and is located at 212 South Central Avenue, St. Louis, Missouri 63105.  A fee of $2,800 per month was accrued in 2010 and 2009 and the Company made payments of $33,600 to LREC in 2010 and 2009 respectively, for the services described in the next paragraph.  There were no accrued accounting service fees as of December 31, 2010 and 2009, respectively.

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

Effective as of March 25, 1987, the Company entered into the Management Agreement with LREC.  As a consultant to the Company and in addition to the above services, LREC provides other services including, but not limited to, strategic planning, marketing, and financing as requested by the Company.  In consideration for these consulting services, the Company pays LREC a quarterly consulting fee of one-tenth of one percent of the book value of the Company’s assets, plus reasonable out-of-pocket expenses. As of December 31, 2010, the book value of the Company’s assets was approximately $1.5 million. Consulting fees totaling $6,000 and $7,000 were accrued during 2010 and 2009, respectively.  As of both December 31, 2010 and 2009, a total of $2,000, respectively, of unpaid fees had accrued under the Management Agreement.  The Management Agreement will continue in effect until terminated upon 90 days prior written notice by a majority vote of the Company’s directors.

Mr. Love receives a nominal salary from LREC.  Although Mr. Schiffer receives a salary from LREC, such salary compensates him for his services to LREC, which provides consulting services for numerous other entities affiliated with the Company, and none of the amount earned by LREC under the Management Agreement is intended to be allocated or attributable to any officer or employee, including Mr. Schiffer, of LREC.  No part of Mr. Schiffer’s annual salary from LREC is directly attributable to the management services he performs for the Company as an employee of LREC pursuant to the Management Agreement.

In 1989, the Company sold an aggregate $2,282,451 principal amount of the Convertible Debentures (“Debentures”) in a private placement to Love-1989 Florida Partners, L.P. (“Love-1989”).   The  controlling general partner of Love-1989 is Love Investment Company (“LIC”), which is owned by Mr. Love, Love family members and trusts and Mr. Schiffer.  The above purchase by Love-1989 of the Debentures was funded in part with a loan from L-PGI.   Love-1989 repaid the debt to L-PGI in full, in part by transferring a portion of the Debentures held by Love-1989 to L-PGI.  In July 1992, as partial consideration for the Company’s conveyance of 350 acres of property to L-PGI, the Company retired $782,000 in principal amount of the Debentures held by L-PGI together with $389,000 in accrued interest.  The maturity date on all of the remaining Debentures was extended to July 8, 1997.  The Debentures are past due and in default.

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

As of and during December 31, 2010, Love-1989 held $796,950 in principal amount of the Debentures with respect to which there was as of December 31, 2010 accrued and unpaid interest in the amount of $14,282,000.  In May 2008, LIC, an affiliate of L-PGI, the Company’s preferred shareholder, purchased $703,050 in principal amount of Debentures from the previous debenture holder for which there was as of December 31, 2010 accrued and unpaid interest in the amount of $12,391,000. The total debentures balance of $1,500,000 carry a maturity date of July 8, 1997 and are in default.  Interest on the Debentures accrues at the rate of fourteen percent compounded quarterly, and no interest payments were made during December 31, 2010.

In 1985, a corporation owned by Alfred M. Johns, the former Chairman of the Company, and his family made an uncollateralized loan to the Company, which during and at December 31, 2010 had an outstanding balance, excluding accrued interest, of $176,000.  This loan is past due.  Besides being a direct owner of Common and Preferred Stock, Mr. Johns has no other direct or indirect affiliations with the Company.

From time to time, the Company invests in short term debt obligations with LIC.  The balance of this receivable at December 31, 2010 and 2009 was $704,000 and $780,000, respectively.  Interest on such receivables was $45,000 and $64,000 for 2010 and 2009, respectively.

The Company believes that the affiliated transactions are on terms comparable to those which would be obtained from unaffiliated persons.

Neither of the two directors of the Company is independent pursuant to the definition of “independent director” set forth in the American Stock Exchange Company Guide because both of them are executive officers of the Company.  The Company does not have a separate designated audit, compensation or nominating committee or committee performing similar functions.

Item 14.               Principal Accountant Fees and Services

Audit and tax fees rendered by BKD, LLP, the principal accountant of the Company, for the fiscal years ended December 31, 2010 and December 31, 2009 were:

	2010	2009

Audit Fees	$33,100	$33,100
Audit Related Fees	0	0
Tax Fees	4,400	4,400
All Other Fees	0	0
	$37,500	$37,500

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

PART IV

Item 15.                                Exhibits and Financial Statement Schedules

1.	The following financial statements and the report of independent registered public accounting firm are filed as part of this Report:

a.	Report of Independent Registered Public Accounting Firm
b.	Consolidated Statements of Financial Position as of December 31, 2010 and 2009
c.	Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009
d.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009
e.	Consolidated Statements of Stockholders' Deficiency for the Years Ended December 31, 2010 and 2009
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

PGI INCORPORATED
(Registrant)

Date: March 21, 2011	By:/s/Laurence A. Schiffer
Laurence A. Schiffer, President
(Duly Authorized Officer and
Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Andrew S. Love	Chairman of the Board	March 21, 2011
Andrew S. Love	Secretary

/s/Laurence A. Schiffer	Vice Chairman of the Board,	March 21, 2011
Laurence A. Schiffer	President, Principal Executive
Officer, Principal Financial
Officer, and Principal Accounting
Officer

EXHIBIT INDEX

2.           Inapplicable.

3.1
Restated Articles of Incorporation of PGI Incorporated executed September 4, 1998 with certificate from the State of Florida dated October 27, 1998 (filed as Exhibit 3.1 to Registrant’s September 30, 1998 Form 10-QSB and incorporated herein by reference).

3.2
Certificate of the Designation, Powers, Preferences and Relative Rights, and the Qualifications, Limitations or Restrictions Thereof, which have not been set forth in the Articles of Incorporation, of the Class A Cumulative Convertible Preferred Stock, effective as of March 24, 1987 (filed as Exhibit 3.2 to Registrant’s Form 10-K Annual Report for the year ended December 31, 1986 (“1986 Form 10-K”) and incorporated herein by reference).

3.3
Bylaws of Registrant, as amended September 1987 (filed as Exhibit 3.3 to Registrant’s original Form 10-K Annual Report for the year ended December 31, 1987 (“Original 1987 Form 10-K”) dated as of March 29, 1987 and incorporated herein by reference).

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

4.5
Forbearance Agreement among PGI Incorporated, Punta Gorda Developers, Inc., Burnt Store Marina, Inc., and Gulf Coast Credit Corporation and BancFlorida (Restated Loan Agreement No.1), dated as of October 19, 1985 (filed as Exhibit 4.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 1985 and incorporated herein by reference).

4.6
Amendment to Restated Loan Agreement No. 1 (Receivables Loan), as well as Restated Consolidating Substituted Renewal Note relating thereto, dated as of March 25, 1987 (filed as Exhibit 4.9 to the 1986 Form 10-K and incorporated herein by reference).

4.7
Extension, Forbearance and Modification Agreement between PGI Incorporated, Punta Gorda Developers, Inc., Burnt Store Marina, Inc., and Gulf Coast Credit Corporation, and BancFlorida, dated as of May 20, 1988 (filed as Exhibit 4.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1988 and incorporated herein by reference).

4.8
Ninth Mortgage and Loan Modification Agreement between PGI Incorporated, Punta Gorda Developers, Inc., Burnt Store Marina, Inc., and Gulf Coast Credit Corporation, and BancFlorida, dated as of May 20, 1988 (filed as Exhibit 4.2 to Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1988 and incorporated herein by reference).

4.9
Purchase Agreement among Finova Financial Services, PGI Incorporated and Punta Gorda Developers, Inc., as well as certain Exhibits and the Mortgage related thereto, dated March 15, 1988 (filed as Exhibit 1 to Registrant’s Form 8-K dated as of March 28, 1988 and incorporated herein by reference).

4.10
Tenth Mortgage and Loan Modification Agreement between PGI Incorporated, Punta Gorda Developers, Inc., as well as certain Exhibits and the Mortgage related thereto, dated May 30, 1989 (filed as Exhibit 1 to Registrant’s Form 8-K dated as of June 8, 1989 and incorporated herein by reference).

EXHIBIT INDEX (continued)

4.11
Eleventh Mortgage and Loan Modification Agreement among PGI Incorporated (formerly Punta Gorda Isles, Inc.), Sugarmill Woods, Inc. (formerly Punta Gorda Developers, Inc.), Burnt Store Marina, Inc. and Gulf Coast Credit Corporation and BancFlorida (formerly Naples Federal Savings and Loan Association), dated as of June 1, 1990 (filed as Exhibit 4.2 to Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 1990 and incorporated herein by reference).

4.12
Loan Forbearance Agreement among PGI Incorporated (formerly Punta Gorda Isles, Inc.), Sugarmill Woods, Inc, (formerly Punta Gorda Developers, Inc.), Burnt Store Marina, Inc. and Gulf Coast Credit Corporation and BancFlorida (formerly Naples Federal Savings and Loan Association), dated as of October 17, 1991 (filed as Exhibit 4.12 to Registrant’s Form 10-K dated March 30, 1994 and incorporated herein by reference).

4.13
Twelfth Mortgage and Loan Modification Agreement among PGI Incorporated, Sugarmill Woods, Inc., Burnt Store Marina, Inc. and Gulf Coast Credit Corporation and BancFlorida, dated as of July 8, 1992 (filed as Exhibit 4.1 to Registrant’s Form 8-K dated as of July 24, 1992, and incorporated herein by reference).

4.14
Thirteenth Mortgage and Loan Modification Agreement among PGI Incorporated, Sugarmill Woods, Inc., Burnt Store Marina, Inc., Gulf Coast Credit Corporation and First Union, dated as of May 13, 1994 (filed as Exhibit 4.1 to Registrant’s Form 8-K dated May 27, 1994 and incorporated herein by reference).

4.15
Forbearance Agreement dated as of October 12, 1995 by First Union National Bank of Florida, PGI Incorporated, Sugarmill Woods, Inc., Burnt Store Marina, Inc., Gulf Coast Credit Corporation, Southern Woods, Incorporated, Punta Gorda Isles, Inc., Deep Creek Utilities, Inc., Burnt Store Utilities, Inc., and Sugarmill Woods Sales, Inc. (filed as Exhibit 4(i) to Registrant’s Form 8-K on November 1, 1995 and incorporated herein by reference).

4.16
Note and Loan Document Purchase Agreement dated as of October 12, 1995 by First Union National Bank of Florida, PGIP, L.L.C., PGI Incorporated, Sugarmill Woods, Inc., Burnt Store Marina, Inc., and Gulf Coast Credit Corporation (filed as Exhibit 4 (ii) to Registrant’s Form 8-K on November 1, 1995 and incorporated herein by reference).

4.17
Note Purchase and Loan Transaction dated as of March 28, 1996, by First Union National Bank of Florida, PGIP, LLC, PGI Incorporated, Sugarmill Woods, Inc., Burnt Store Marina, Inc. and Gulf Coast Credit Corporation (filed as Exhibit 4.17 to Registrant’s Form 10-KSB/A dated August 27, 1997, and incorporated herein by reference).

9.	Inapplicable.

EXHIBIT INDEX (continued)

10.3
Preferred Stock Purchase Agreement by and between PGI Incorporated and Love Development and Investment Company, dated as of February 16, 1987 (filed as Exhibit (i) to the Registrant’s Form 8-K Current Report dated February 25, 1987 and incorporated herein by reference).

10.4
Form of Convertible Debenture Agreement due April 30, 1992 between PGI Incorporated and Love-1989 Florida Partners, L.P. and Mortgage and Security Agreement dated July 28, 1989 between Sugarmill Woods, Inc. and Love-1989 Florida Partners, L.P. (filed as Exhibit 10.9 to the Registrant’s Form 10-K Annual Report for the year ended December 31, 1989 and incorporated herein by reference).

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