Form 10-Q
period 2011-03-31
PGI INC
filed 2011-05-16
CIK 81157

U.S SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to _____________________

Commission File Number  1-6471

PGI INCORPORATED
(Exact name of registrant as specified in its charter)

FLORIDA	59-0867335
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

212 SOUTH CENTRAL, SUITE 100, ST. LOUIS, MISSOURI  63105
(Address of principal executive offices)

(314) 512-8650
(Registrant's telephone number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes_______ No      X

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of May 16, 2011, there were 5,317,758 shares of the issuer’s common stock, $.10 par value per share, outstanding.

PGI INCORPORATED AND SUBSIDIARIES
Form 10 – Q
For the Quarter Ended March 31, 2011

PART I                     FINANCIAL INFORMATION
Item 1.       Financial Statements

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
($ in thousands)
	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Cash	$1	$1
Restricted cash	5	5
Receivables	694	705
Land and improvement inventories	639	639
Other assets	186	189
	$1,525	$1,539

LIABILITIES
Accounts payable and accrued expenses	$120	$121
Accrued real estate taxes	2	9
Accrued interest:
Primary lender	250	240
Debentures	45,393	44,121
Other	2,788	2,773
Credit agreements:
Primary lender	500	500
Notes payable	1,198	1,198
Subordinated convertible debentures payable	9,059	9,059
Convertible debentures payable	1,500	1,500
	60,810	59,521

STOCKHOLDERS’ DEFICIENCY
Preferred stock, par value $1.00 per share; authorized 5,000,000 shares; 2,000,000
Class A cumulative convertible shares issued and outstanding; (liquidation preference of $8,000,000 and cumulative dividends)	2,000	2,000
Common stock, par value $.10 per share; authorized 25,000,000 shares; 5,317,758 shares issued and outstanding	532	532
Paid-in capital	13,498	13,498
Accumulated deficit	(75,315)	(74,012)
	(59,285)	(57,982)
	$1,525	$1,539

See accompanying notes to Condensed Consolidated Financial Statements.

Part I      Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2011	2010
REVENUES
Real estate sales	$16	$-
Interest income	10	12
	26	12

COSTS AND EXPENSES
Cost of real estate sales	$1	$-
Interest	1,298	1,164
Taxes and assessments	2	3
Consulting and accounting	10	10
Legal and professional	2	4
General and administrative	16	15
	1,329	1,196
NET LOSS	$(1,303)	$(1,184)

NET LOSS PER SHARE (*) AVAILABLE TO COMMON
STOCKHOLDERS-Basic and diluted	$(.28)	$(.25)

* Considers the effect of cumulative preferred dividends in arrears for the three months ended March 31, 2011 and 2010.

See accompanying notes to Condensed Consolidated Financial Statements

Part I      Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2011	2010

Net cash used in operating activities	$(11)	$(5)

Cash flows from investing activities:
Proceeds from notes receivable	11	5
Net cash provided by investing activities	11	5

Net change in cash	-	-

Cash at beginning of period	1	1

Cash at end of period	$1	$1

See accompanying notes to Condensed Consolidated Financial Statements

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PGI Incorporated and its subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10 - Q and therefore do not include all disclosures necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.  The Company's independent registered public accounting firm included an explanatory paragraph regarding the Company's ability to continue as a going concern in their opinion on the Company's consolidated financial statements for the year ended December 31, 2010.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2010 filed with the Securities and Exchange Commission.

The condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited consolidated balance sheet as of that date.

The Company remains in default under the indentures governing its unsecured subordinated debentures and collateralized convertible debentures and in default of its primary debt obligations.  (See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 7, 8, and 9 to the Company's consolidated financial statements for the year ended December 31, 2010, as contained in the Company's Annual Report on Form 10 - K).

All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made.  The results for the three months ended March 31, 2011 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2011 or any other interim period.

(2)	Per Share Data

Basic per share amounts are computed by dividing net income (loss), after considering current period dividends on the Company's preferred stock, by the average number of common shares. The average number of common shares outstanding for the three months ended March 31, 2011 and 2010 was 5,317,758.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Diluted per share amounts are computed by dividing net income (loss) by the average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures into shares of common stock.  For the three months ended March 31, 2011 and 2010, the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

The following is a summary of the calculations used in computing basic and diluted (loss) per share for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31, 2011	March 31, 2010
Net Loss	$(1,303,000)	$(1,184,000)
Preferred Dividends	(160,000)	(160,000)
Loss Available to Common Shareholders	$(1,463,000)	$(1,344,000)
Weighted Average Number Of Common Shares Outstanding	5,317,758	5,317,758
Basic and Diluted Loss Per Share	$(.28)	$(.25)

(3)          Statement of Cash Flows

The Financial Accounting Standards Board Accounting Standards Codification Topic No. 230, “Statement of Cash Flows”, requires a statement of cash flows as part of a full set of financial statements.  For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows.  There were no payments of interest for the three-month periods ended March 31, 2011 and March 31, 2010.

(4)          Restricted Cash

Restricted cash includes restricted proceeds held by the primary lender as collateral for debt repayment.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
(5)    Receivables
Net receivables consisted of:
	March 31,	December 31,
	2011	2010
	($ in thousands)
Notes receivable – related party	$693	$704
Interest receivable – related party	1	1
	$694	$705

(6)    Land and Improvements
Land and improvement inventories consisted of:
	March 31,	December 31,
	2011	2010
	($ in thousands)
Unimproved land	$625	$625
Fully improved land	14	14
	$639	$639

(7)    Other Assets
Other assets consisted of:
	March 31,	December 31,
	2011	2010
	($ in thousands)
Deposit with Trustee of 6-1/2% debentures	$184	$184
Other	2	5
	$186	$189

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(8)	Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of:

	March 31,	December 31,
	2011	2010
	($ in thousands)
Accounts payable	$10	$12
Accrued audit & professional	36	36
Accrued consulting fees	3	2
Accrued miscellaneous	71	71
	$120	$121

Accrued real estate taxes consisted of:
Current real estate taxes	$2	$9

(9)	Primary Lender Credit Agreements, Notes Payable, Subordinated and Convertible Debentures Payable

 Credit agreements with the Company’s primary lender and notes payable consisted of the following:

	March 31,	December 31,
	2011	2010
	($ in thousands)
Credit agreements – primary lender:
balance is past due, bearing interest at prime plus 5%	$500	$500
Notes payable - $1,176,000 bearing interest at prime plus 2%, the remainder non-interest bearing, all past due	1,198	1,198
	1,698	1,698

Subordinated debentures payable:

At 6-1/2% interest; due June 1, 1991	1,034	1,034
At 6% interest; due May 1, 1992	8,025	8,025
	9,059	9,059

Collateralized convertible debentures payable:

At 14% interest; due July 8, 1997, convertible into shares of common stock at $1.72 per share	1,500	1,500
	$12,257	$12,257

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(10)	Income Taxes

At December 31, 2010, the Company had an operating loss carryforward of approximately $41,809,000 available to reduce future taxable income.  These operating losses expire at various dates through 2030.

The following summarizes the temporary differences of the Company at March 31, 2011 and December 31, 2010 at the current statutory rate:

	March 31,	December 31,
	2011	2010
	($ in thousands)
Deferred tax asset:
Net operating loss carry forward	$16,382	$15,887
Adjustments to reduce land to net realizable value	12	12
Expenses capitalized under IRC 263(a)	56	56
Environmental liability	27	27
Valuation allowance	(16,305)	(15,810)
	172	172

Deferred tax liability:
Basis difference of land and improvement inventories	172	172
Net deferred tax asset	$-	$-

(11)        Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, other than debt, approximates fair value at March 31, 2011 and December 31, 2010 because of the short maturity of those instruments.  It was not practicable to estimate the fair value of the Company’s debt with its primary lender, its notes payable and its convertible debentures because these debts are in default causing no basis for estimating value by reference to quoted market prices or current rates offered to the Company for debt of the same remaining maturities.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note

The Company’s most valuable remaining asset is a parcel of 366 acres located in Hernando County, Florida.  As of March 31, 2011, the Company also owned 6 single-family lots, located in Citrus County, Florida.  In addition, the Company owns some minor parcels of real estate in Charlotte County and Citrus County, Florida, but these have limited value because of associated developmental constraints such as wetlands, easements, and/or other obstacles to development and sale.

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

Results of Operations

Revenues for the first three months of 2011 increased by $14,000 to $26,000 from $12,000 for the comparable 2010 period primarily as a result of real estate sales revenue of $16,000 from the sale of a single family lot in the current year.  In addition, there was a $2,000 decrease in interest income due to a lower short-term note receivable balance with Love Investment Company (“LIC”), an affiliate of L-PGI, the Company’s primary preferred stock shareholder.    Expenses for the three month period ended March 31, 2011 increased by $133,000 when compared to the same period in 2010 primarily resulting from an increase in interest expense of $134,000 due to interest accruing on higher past due balances under the various credit agreements, notes payable and debentures which increased over the same period in 2010 for accrued but unpaid interest.  As a result, a net loss of $1,303,000 was incurred for the first three months of 2011 compared to a net loss of $1,184,000 for the first three months of 2010.  After consideration of cumulative preferred dividends in arrears, totaling $160,000 for each of the three months ended March 31, 2011 and 2010 ($.03 per share of common stock), a net loss per share of $(.28) and $(.25) was reported for the three month periods ended March 31, 2011 and 2010, respectively.  The total cumulative preferred dividends in arrears through March 31, 2011 is $10,195,000.

In the first quarter of 2011, the Company completed the sale of a single family lot at the price of $16,000.  This lot was carried on the Company’s books at a minimal value.  There were no sales of real estate in 2010.

Interest expense during the first quarter of 2011 increased by $134,000 when compared to the same quarter for 2010 as a result of interest accruing on past due balances under the various credit agreements, notes payable and debentures which increased at various intervals during the year for accrued but unpaid interest.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of March 31, 2011, the Company remained in default of its primary lender indebtedness with PGIP, LLC (“PGIP”) of $500,000, an entity related to L-PGI, as well as under its subordinated and convertible debentures and its notes payable. PGIP holds restricted funds of the Company pursuant to an escrow agreement whereby funds may be disbursed (i) as requested by the Company and agreed to by PGIP, (ii) as deemed necessary and appropriate by PGIP, to protect PGIP's interest in the Retained Acreage (as hereinafter defined), including PGIP's right to receive principal and interest under the note agreement securing the remaining indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company.  The restricted escrow funds held by PGIP were $5,000 at March 31, 2011 and December 31, 2010. The Company did not utilize any of the restricted escrow funds during the first quarter of 2011 or 2010.

The primary parcel of real estate owned by the Company, totaling 366 acres and located in Hernando County, Florida (the "Retained Acreage"), remains subject to the primary lender indebtedness.

Cash Flow Analysis
During the three month period ended March 31, 2011, the Company’s net cash used in operating activities was $11,000 compared to $5,000 for the comparable 2010 period.  Net cash provided from investing activities during the three months ended March 31, 2011 and March 31, 2010 consisted of $11,000 and $5,000, respectively, in note receivable proceeds received from LIC.  The Company receives proceeds from its notes receivable from LIC as needed to fund operating activities.

Analysis of Financial Condition

Total assets decreased by $14,000 at March 31, 2011 compared to total assets at December 31, 2010, reflecting the following changes:

	March 31, 2011	December 31, 2010	Increase (Decrease)
	($ in thousands)
Cash and cash equivalents	$1	$1	$-
Restricted cash	5	5	-
Receivables	694	705	(11)
Land and improvement inventories	639	639	-
Other assets	186	189	(3)
	$1,525	$1,539	$(14)

During the three month period ended March 31, 2011, the amount of receivables decreased by $11,000 due to the Company’s receipt of principal and interest payments from LIC under the note receivable from LIC.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liabilities were approximately $60.8 million at March 31, 2011 compared to approximately $59.5 million at December 31, 2010, reflecting the following changes:

	March 31, 2011	December 31, 2010	Increase (Decrease)
	($ in thousands)
Accounts payable & accrued expenses	$120	$121	$(1)
Accrued real estate taxes	2	9	(7)
Accrued interest	48,431	47,134	1,297
Credit agreements – primary lender	500	500	-
Notes payable	1,198	1,198	-
Subordinated convertible
debentures payable	9,059	9,059	-
Convertible debentures payable	1,500	1,500	-
	$60,810	$59,521	$1,289

       During the three month period ended March 31, 2011, the amount of accounts payable and accrued expenses including accrued real estate taxes decreased by $8,000 due to timing differences.  Accrued interest increased by $1.297 million due to the amount of interest expense for such period.

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

The Company remains in default on the entire principal amount plus interest (including certain sinking fund and interest payments with respect to its subordinated debentures) of its subordinated and convertible debentures and notes payable, as well as its primary lender indebtedness with PGIP.  The principal and accrued interest amounts due are as indicated in the following table:

	March 31, 2011
	Principal	Accrued
	Amount Due	Interest
	($ in thousands)
Subordinated convertible debentures:
At 6 ½%, due June 1, 1991	$1,034	$1,488
At 6%, due May 1, 1992	8,025	16,246
	$9,059	$17,734

Collateralized convertible debentures:
At 14%, due July 8, 1997	$1,500	$27,659

Notes Payable:
At prime plus 2%	$1,176	$2,788
Non-interest bearing	22	-
	$1,198	$2,788

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Primary Lender:                                                                          $      500                                   $      250

The Company does not have sufficient funds available to satisfy either principal or interest obligations on the above indebtedness, debentures and notes payable.

The Company's independent registered public accounting firm included an explanatory paragraph regarding the Company's ability to continue as a going concern in their opinion on the Company's consolidated financial statements for the year ended December 31, 2010.

Forward Looking Statements
The discussion set forth in this Item 2, as well as other portions of this Form 10-Q, may contain forward-looking statements.  Such statements are based upon the information currently available to management of the Company and management’s perception thereof as of the date of the Form 10-Q.  When used in this Form 10-Q, words such as “anticipates,” “estimates,” “believes,” “expects,” and similar expressions are intended to identify forward-looking statements.  Such statements are subject to risks and uncertainties.  Actual results of the Company’s operations could materially differ from those forward-looking statements.  The differences could be caused by a number of factors or combination of factors including, but not limited to:  changes in the real estate market in Florida and the counties in which the Company owns any property; institution of legal action by the bondholders for collection of any amounts due under the subordinated or convertible debentures (notwithstanding the Company’s belief that at least a portion of such actions might be barred under applicable statute of limitations); continued failure by governmental authorities to make a decision with respect to the Suncoast Expressway as described under Item 2; changes in management strategy; and other factors set forth in reports and other documents filed by the Company with the Securities and Exchange Commission from time to time.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.   Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.  There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PGI INCORPORATED
(Registrant)

Date: May 16, 2011	/s/ Laurence A. Schiffer
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