Form 10-Q
period 2011-06-30
PGI INC
filed 2011-08-12
CIK 81157

U.S SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10 – Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to _____________________

Commission File Number    1-6471

PGI INCORPORATED
(Exact name of registrant as specified in its charter)

FLORIDA	59-0867335
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

212 SOUTH CENTRAL, SUITE 100, ST. LOUIS, MISSOURI 63105
(Address of principal executive offices)

(314) 512-8650
(Registrant’s telephone number)

 N/A
(Former Name, Former Address and Former Fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     X        No _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes     X        No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer__________	Accelerated filer__________
Non-accelerated filer____________	Smaller reporting company X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes                  No        X

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:  As of August 12, 2011, there were 5,317,758 shares of the registrant’s common stock, $.10 par value per share, outstanding.

PGI INCORPORATED AND SUBSIDIARIES

Form 10 – Q
For the Quarter Ended June 30, 2011

PART I		FINANCIAL INFORMATION
	Item 1.	Financial Statements

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
($ in thousands)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Cash	$1	$1
Restricted cash	5	5
Receivables	669	705
Land and improvement inventories	639	639
Other assets	185	189
	$1,499	$1,539

LIABILITIES
Accounts payable and accrued expenses	$112	$121
Accrued real estate taxes	4	9
Accrued interest:
Primary lender	261	240
Debentures	46,702	44,121
Other	2,803	2,773
Credit agreements –
Primary lender	500	500
Notes payable	1,198	1,198
Subordinated convertible debentures payable	9,059	9,059
Convertible debentures payable	1,500	1,500
	62,139	59,521

STOCKHOLDERS’ DEFICIENCY
Preferred stock, par value $1.00 per share; authorized 5,000,000 shares; 2,000,000 Class A cumulative convertible shares issued and outstanding; (liquidation preference of $8,000,000 and cumulative dividends)	2,000	2,000
Common stock, par value $.10 per share; authorized 25,000,000 shares; 5,317,758 shares issued and outstanding	532	532
Paid-in capital	13,498	13,498
Accumulated deficit	(76,670)	(74,012)
	(60,640)	(57,982)
	$1,499	$1,539

See accompanying notes to Condensed Consolidated Financial Statements.

Part I                Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
REVENUES
Real estate sales	$-	$-	$16	$-
Interest income	11	11	21	23
Other income	-	1	-	1
	11	12	37	24

COSTS AND EXPENSES
Cost of real estate sales	-	-	1	-
Interest	1,335	1,197	2,633	2,361
Taxes and assessments	3	3	5	6
Consulting and accounting	10	10	20	20
Legal and professional	3	2	5	6
General and administrative	15	15	31	30
	1,366	1,227	2,695	2,423
NET LOSS	$(1,355)	$(1,215)	$(2,658)	$(2,399)

NET LOSS PER SHARE (*) AVAILABLE TO COMMON STOCKHOLDERS-Basic and diluted	$(.28)	$(.26)	$(.56)	$(.51)

* Considers the effect of cumulative preferred dividends in arrears for the three and six months ended June 30, 2011 and 2010.

See accompanying notes to Condensed Consolidated Financial Statements.

Part I                Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2011	2010

Net cash used in operating activities	$(36)	$(32)
Cash flows from investing activities:
Proceeds from notes receivable	36	32
Net cash provided by investing activities	36	32

Net change in cash	-	-

Cash at beginning of period	1	1

Cash at end of period	$1	$1

See accompanying notes to Condensed Consolidated Financial Statements

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

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

All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made.  The results for the six months ended June 30, 2011 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2011 or any other interim period.

(2)	Per Share Data

Basic per share amounts are computed by dividing net income (loss), after considering current period dividends on the Company's preferred stock, by the average number of common shares.  The average number of common shares outstanding for the three and six months ended June 30, 2011 and 2010 was 5,317,758.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Diluted per share amounts are computed by dividing net income (loss) by the average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures into shares of common stock.  For the three and six months ended June 30, 2011 and 2010, the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

The following is a summary of the calculations used in computing basic and diluted loss per share for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net Loss	$(1,355,000)	$(1,215,000)	$(2,658,000)	$(2,399,000)
Preferred Dividends	$(160,000)	$(160,000)	$(320,000)	$(320,000)
Loss Available to Common Shareholders	$(1,515,000)	$(1,375,000)	$(2,978,000)	$(2,719,000)
Weighted Average Number Of Common Shares Outstanding	5,317,758	5,317,758	5,317,758	5,317,758
Basic and Diluted Loss Per Share	$(.28)	$(.26)	$(.56)	$(.51)

(3)          Statement of Cash Flows

The Financial Accounting Standards Board Accounting Standards Codification Topic No. 230, “Statement of Cash Flows”, requires a statement of cash flows as part of a full set of financial statements.  For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows.  There were no payments of interest for the six month periods ended June 30, 2011 and June 30, 2010.

 (4)        Restricted Cash

Restricted cash includes restricted proceeds held by the primary lender as collateral for debt repayment.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(5)	Receivables Net receivables consisted of:

	June 30, 2011	December 31, 2010
	($ in thousands)
Notes receivable – related party	$668	$704
Interest receivable – related party	1	1
	$669	$705

(6)	Land and Improvements Land and improvement inventories consisted of:

	June 30, 2011	December 31, 2010
	($ in thousands)

Unimproved land	$625	$625
Fully improved land	14	14
	$639	$639

(7)	Other Assets Other assets consisted of:

	June 30,	December 31,
	2011	2010
	($ in thousands)

Deposit with Trustee of 6-1/2% debentures	$184	$184
Other	1	5
	$185	$189

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(8)	Accounts Payable and Accrued Expenses Accounts payable and accrued expenses consisted of:

	June 30, 2011	December 31, 2010
	($ in thousands)

Accounts payable	$14	$12
Accrued audit & professional	25	36
Accrued consulting fees	2	2
Accrued miscellaneous	71	71
	$112	$121
Accrued real estate taxes consisted of:
Current real estate taxes	$4	$9

(9)	Primary Lender Credit Agreements, Notes Payable, Subordinated and Convertible Debentures Payable Credit agreements with the Company’s primary lender and notes payable consisted of the following:

	June 30, 2011	December 31, 2010
	($ in thousands)
Credit agreements – primary lender:
balance is past due, bearing interest
at prime plus 5%	$500	$500
Notes payable - $1,176,000
bearing interest at prime plus 2%,
the remainder non-interest bearing,
all past due	1,198	1,198
	1,698	1,698

 Subordinated debentures payable:

At 6-1/2% interest; due June 1, 1991	1,034	1,034
At 6% interest; due May 1, 1992	8,025	8,025
	9,059	9,059

Collateralized convertible debentures payable:

At 14% interest; due July 8, 1997,
convertible into shares of common stock	1,500	1,500
at $1.72 per share	$12,257	$12,257

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(10)        Income Taxes

At December 31, 2010, the Company had an operating loss carryforward of approximately $41,809,000 available to reduce future taxable income.  These operating losses expire at various dates through 2030.

The following summarizes the temporary differences of the Company at June 30, 2011 and December 31, 2010 at the current statutory rate:

	June 30, 2011	December 31, 2010
	($ in thousands)
Deferred tax asset:
Net operating loss carryforward	$16,897	$15,887
Adjustments to reduce land to net realizable value	12	12
Expenses capitalized under IRC 263(a)	56	56
Environmental liability	27	27
Valuation allowance	(16,820)	(15,810)
	172	172

Deferred tax liability:
Basis difference of land and improvement inventories	172	172
Net deferred tax asset	$-	$-

(11)       Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, other than debt, approximates fair value at June 30, 2011 and December 31, 2010 because of the short maturity of those instruments.  It was not practicable to estimate the fair value of the Company’s debt with its primary lender, its notes payable and its convertible debentures because these debts are in default causing no basis for estimating value by reference to quoted market prices or current rates offered to the Company for debt of the same remaining maturities.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note

The Company’s most valuable remaining asset is a parcel of 366 acres located in Hernando County, Florida.  As of June 30, 2011, the Company also owned 6 single family lots, located in Citrus County, Florida.  In addition, the Company owns some minor parcels of real estate in Charlotte County, and Citrus County, Florida, but these have limited value because of associated developmental constraints such as wetlands, easements, and/or other obstacles to development and sale.

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

Results of Operations

Revenues for the three months ended June 30, 2011 decreased by $1,000 to $11,000 from $12,000 for the comparable 2010 period as a result of decreased other income of $1,000 in the current year.  Expenses for the three months ended June 30, 2011 increased by $139,000 when compared to the same period in 2010 primarily resulting from an increase in interest expense of $138,000 due to interest accruing on past due balances.  As a result, a net loss of $1,355,000 was incurred for the three months ended June 30, 2011 compared to a net loss of $1,215,000 for the comparable period in 2010.

Revenues for the first six months of 2011 increased by $13,000 to $37,000 from $24,000 for the comparable 2010 period primarily as a result of real estate revenue of $16,000 from the sale of a single family lot in the current year.  In addition, there was a $2,000 decrease in interest income due to a lower short-term note receivable balance with Love Investment Company (“LIC”), an affiliate of L-PGI, the Company’s primary preferred stock shareholder.  Expenses for the six month period ended June 30, 2011 increased by $272,000 when compared to the same period in 2010 primarily due to an increase in interest expense.  As a result, a net loss of $2,658,000 was incurred for the first six months of 2011 compared to a net loss of $2,399,000 for the first six months of 2010.  After consideration of cumulative preferred dividends in arrears, totaling $320,000 for each of the six months ended June 30, 2011 and 2010 (based on $160,000 for each three month period therein), a net loss per share of $(.56) and $(.51) was reported for the six month periods ended June 30, 2011 and 2010, respectively.  The total cumulative preferred dividends in arrears through June 30, 2011 is $10,355,000.

In the first quarter of 2011, the Company completed the sale of a single family lot at the price of $16,000.  This lot was carried on the Company’s books at a minimal value.  There were no sales of real estate in 2010.

Interest expense during the three month and six month periods ended June 30, 2011 increased by $138,000 and $272,000, respectively, when compared to the same periods during 2010.  This increase is a result of interest accruing on past due balances under the various credit agreements, notes payable and debentures, which increased at various intervals during the year for accrued but unpaid interest.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of June 30, 2011, the Company remained in default of its primary lender indebtedness with PGIP, LLC (“PGIP”) of $500,000, an entity related to L-PGI, as well as under its subordinated and convertible debentures and notes payable.  PGIP holds restricted funds of the Company pursuant to an escrow agreement whereby funds may be disbursed (i) as requested by the Company and agreed to by PGIP, (ii) as deemed necessary and appropriate by PGIP, to protect PGIP's interest in the Retained Acreage (as hereinafter defined), including PGIP's right to receive principal and interest under the note agreement securing the remaining indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company.  The restricted escrow funds held by PGIP were $5,000 at June 30, 2011 and December 31, 2010.  The Company did not utilize any of the restricted escrow funds during the six months ended June 30, 2011 or 2010.  The primary parcel of real estate owned by the Company, totaling 366 acres and located in Hernando County, Florida (the "Retained Acreage"), remains subject to the primary lender indebtedness.

Cash Flow Analysis

During the six month period ended June 30, 2011, the Company’s net cash used in operating activities was $36,000 compared to $32,000 for the comparable 2010 period.  Net cash provided from investing activities during the six months ended June 30, 2011 and 2010 consisted of $36,000 and $32,000, respectively, in note receivable proceeds received from LIC.  The Company receives proceeds from its notes receivable from LIC as needed to fund its operating activities.

Analysis of Financial Condition

Total assets decreased by $40,000 at June 30, 2011 compared to total assets at December 31, 2010, reflecting the following changes:

	June 30, 2011	December 31, 2010	Increase (Decrease)
	($ in thousands)
Cash	$1	$1	$-
Restricted cash	5	5	-
Receivables	669	705	(36)
Land and improvement inventories	639	639	-
Other assets	185	189	(4)
	$1,499	$1,539	$(40)

During the six month period ended June 30, 2011, the amount of receivables decreased by $36,000 due to the Company’s receipt of principal and interest payments from LIC under the note receivable from LIC.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liabilities were approximately $62.1 million at June 30, 2011 compared to approximately $59.5 million at December 31, 2010, reflecting the following changes:

	June 30, 2011	December 31, 2010	Increase (Decrease)
	($ in thousands)
Accounts payable & accrued expenses	$112	$121	$(9)
Accrued real estate taxes	4	9	(5)
Accrued interest	49,766	47,134	2,632
Credit agreements – primary lender	500	500	-
Notes payable	1,198	1,198	-
Subordinated convertible
debentures payable	9,059	9,059	-
Convertible debentures payable	1,500	1,500	-
	$62,139	$59,521	$2,618

During the six month period ended June 30, 2011, the amount of accounts payable and accrued expenses including accrued real estate taxes decreased by $14,000 due to timing differences. Accrued interest increased by $2.632 million due to the amount of interest expense for such period.

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

The Company remains in default on the entire principal amount plus interest (including certain sinking fund and interest payments with respect to its subordinated debentures) of its subordinated and convertible debentures and notes payable, as well as its primary lender indebtedness with PGIP.  The principal and accrued interest amounts due are as indicated in the following table:

	June 30, 2011
	Principal Amount Due	Accrued Interest
	($ in thousands)
Subordinated convertible debentures:
At 6 ½%, due June 1, 1991	$1,034	$1,506
At 6%, due May 1, 1992	8,025	16,517
	$9,059	$18,023

Collateralized convertible debentures:
At 14%, due July 8, 1997	$1,500	$28,679

Notes Payable:
At prime plus 2%	$1,176	$2,803
Non-interest bearing	22	-
	$1,198	$2,803

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Primary Lender:                                                                             $      500                                $     261

The Company does not have sufficient funds available to satisfy either principal or interest obligations on the above indebtedness, debentures and notes payable.

The Company’s independent registered public accounting firm included an explanatory paragraph regarding the Company’s ability to continue as a going concern in their opinion on the Company’s consolidated financial statements for the year ended December 31, 2010.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.  There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

     PGI INCORPORATED
(Registrant)

Date: August 12, 2011	/s/ Laurence A. Schiffer
Laurence A. Schiffer
President
(Duly Authorized Officer, Principal
Executive Officer and Principal
Financial Officer)

PGI INCORPORATED AND SUBSIDIARIES

EXHIBIT INDEX
2.	Inapplicable.

3.(i)	Inapplicable.

3.(ii)	Inapplicable.

4.	Inapplicable.

10.	Inapplicable.

11.	Statement re: Computation of Per Share Earnings (Set forth in Note 2 of the Notes to Condensed Consolidated Financial Statements (Unaudited) herein).

15	Inapplicable.

18.	Inapplicable.

19.	Inapplicable.

22.	Inapplicable.

23.	Inapplicable.

24.	Inapplicable.

31(i).1	Principal Executive Officer certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31(i).2	Principal Financial Officer certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350.

99.	Inapplicable.

100.	Inapplicable.

101.	Instance Document, Schema Document, Calculation Linkbase Document, Labels Linkbase Document, Presentation Linkbase Document and Definition Linkbase Document.