Form 10-Q
period 2011-09-30
PGI INC
filed 2011-11-14
CIK 81157

U.S SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10 – Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to _____________________

Commission File Number 1-6471

PGI INCORPORATED
(Exact name of registrant as specified in its charter)

FLORIDA	9-0867335
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

212 SOUTH CENTRAL, SUITE 100, ST. LOUIS, MISSOURI  63105
(Address of principal executive offices)

(314) 512-8650
(Registrant’s telephone number, including area code)

 N/A
(Former Name, Former Address and Former Fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X        No _______

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    X        No _______

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer__________   Accelerated filer__________Non-accelerated filer____________   Smaller reporting company    X
           (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes____  No    X

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:  As of November 14, 2011, there were 5,317,758 shares of the registrant’s common stock, $.10 par value per share, outstanding.

PGI INCORPORATED AND SUBSIDIARIES

Form 10 – Q
For the Quarter Ended September 30, 2011

PART I		FINANCIAL INFORMATION
	Item 1.	Financial Statements

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
($ in thousands)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Cash	$1	$1
Restricted cash	5	5
Receivables	639	705
Land and improvement inventories	639	639
Other assets	197	189
	$1,481	$1,539

LIABILITIES
Accounts payable and accrued expenses	$116	$121
Accrued real estate taxes	6	9
Accrued interest:
Primary lender	272	240
Debentures	48,048	44,121
Other	2,819	2,773
Credit agreements –
Primary lender	500	500
Notes payable	1,198	1,198
Subordinated convertible debentures payable	9,059	9,059
Convertible debentures payable	1,500	1,500
	63,518	59,521

STOCKHOLDERS’ DEFICIENCY
Preferred stock, par value $1.00 per share;
authorized 5,000,000 shares; 2,000,000
Class A cumulative convertible shares issued
and outstanding; (liquidation preference of
$8,000,000 and cumulative dividends)	2,000	2,000
Common stock, par value $.10 per share;
authorized 25,000,000 shares; 5,317,758
shares issued and outstanding	532	532
Paid-in capital	13,498	13,498
Accumulated deficit	(78,067)	(74,012)
	(62,037)	(57,982)
	$1,481	$1,539

See accompanying notes to Condensed Consolidated Financial Statements.

Part I                                Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
REVENUES
Real estate sales	$-	$-	$16	$-
Interest income	10	11	31	34
Other income	-	-	-	1
	10	11	47	35

COSTS AND EXPENSES
Cost of real estate sales	-	-	1	-
Interest	1,372	1,229	4,005	3,590
Taxes and assessments	2	2	7	8
Consulting and accounting	10	10	30	30
Legal and professional	6	5	11	11
General and administrative	17	14	48	44
	1,407	1,260	4,102	3,683
NET LOSS	$(1,397)	$(1,249)	$(4,055)	$(3,648)

NET LOSS PER SHARE (*)
AVAILABLE TO COMMON
STOCKHOLDERS-Basic and diluted	$(.29)	$(.26)	$(.85)	$(.78)

* Considers the effect of cumulative preferred dividends in arrears for the three and nine months ended September 30, 2011 and 2010.

See accompanying notes to Condensed Consolidated Financial Statements

Part I                                Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2011	2010

Net cash used in operating activities	$(66)	$(51)
Cash flows from investing activities:
Proceeds from notes receivable	66	52
Net cash provided by investing activities	66	52

Net change in cash	-	1

Cash at beginning of period	1	1

Cash at end of period	$1	$2

See accompanying notes to Condensed Consolidated Financial Statements

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

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

All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made.  The results for the nine months ended September 30, 2011 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2011 or any other interim period.

(2)	Per Share Data

Basic per share amounts are computed by dividing net income (loss), after considering current period dividends on the Company's preferred stock, by the average number of common shares.  The average number of common shares outstanding for the three and nine months ended September 30, 2011 and 2010 was 5,317,758.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Diluted per share amounts are computed by dividing net income (loss) by the average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures into shares of common stock.  For the three and nine months ended September 30, 2011 and 2010, the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

The following is a summary of the calculations used in computing basic and diluted loss per share for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended

	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Net Loss	$(1,397,000)	$(1,249,000)	$(4,055,000)	$(3,648,000)

Preferred Dividends	(160,000)	(160,000)	(480,000)	(480,000)

Loss Available to Common Shareholders	$(1,557,000)	$(1,409,000)	$(4,535,000)	$(4,128,000)

Weighted Average Number Of Common Shares Outstanding	5,317,758	5,317,758	5,317,758	5,317,758

Basic and Diluted Loss Per Share	$(.29)	$(.26)	$(.85)	$(.78)

(3)          Statement of Cash Flows

The Financial Accounting Standards Board Accounting Standards Codification Topic No. 230, “Statement of Cash Flows”, requires a statement of cash flows as part of a full set of financial statements.  For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows.  There were no payments of interest for the nine month periods ended September 30, 2011 and September 30, 2010.

 (4)         Restricted Cash

Restricted cash includes restricted proceeds held by the primary lender as collateral for debt repayment.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(5)	Receivables
Net receivables consisted of:
	September 30,	December 31,
	2011	2010
	($ in thousands)
Notes receivable – related party	$638	$704
Interest receivable – related party	1	1
	$639	$705

(6)	Land and Improvements
Land and improvement inventories consisted of:
	September 30	December 31,
	2011	2010
	($ in thousands)

Unimproved land	$625	$625
Fully improved land	14	14
	$639	$639

(7)	Other Assets
Other assets consisted of:

	September 30,	December 31,
	2011	2010
	($ in thousands)

Deposit with Trustee of 6-1/2% debentures	$184	$184
Other	13	5
	$197	$189

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(8)	Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of:

	September 30,	December 31,
	2011	2010
	($ in thousands)

Accounts payable	$9	$12
Accrued audit & professional	34	36
Accrued consulting fees	2	2
Environmental remediation obligations	70	70
Accrued miscellaneous	1	1
	$116	$121
Accrued real estate taxes consisted of:
Current real estate taxes	$6	$9

(9)	Primary Lender Credit Agreements, Notes Payable, Subordinated and Convertible Debentures Payable
Credit agreements with the Company’s primary lender and notes payable consisted of the following:

	September 30,	December 31,
	2011	2010
	($ in thousands)
Credit agreements – primary lender:
balance is past due, bearing interest
at prime plus 5%	$500	$500
Notes payable - $1,176,000
bearing interest at prime plus 2%,
the remainder non-interest bearing,
all past due	1,198	1,198
	1,698	1,698

Subordinated debentures payable:

At 6-1/2% interest; due June 1, 1991	1,034	1,034
At 6% interest; due May 1, 1992	8,025	8,025
	9,059	9,059

Collateralized convertible debentures payable:

At 14% interest; due July 8, 1997,
convertible into shares of common stock	1,500	1,500
at $1.72 per share	$12,257	$12,257

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(10)        Income Taxes

At December 31, 2010, the Company had an operating loss carryforward of approximately $41,809,000 available to reduce future taxable income.  These operating losses expire at various dates through 2030.

The following summarizes the temporary differences of the Company at September 30, 2011 and December 31, 2010 at the current statutory rate:

	September 30,	December 31,
	2011	2010
	($ in thousands)
Deferred tax asset:
Net operating loss carryforward	$17,428	$15,887
Adjustments to reduce land to net realizable value	12	12
Expenses capitalized under IRC 263(a)	56	56
Environmental liability	27	27
Valuation allowance	(17,351)	(15,810)
	172	172

Deferred tax liability:
Basis difference of land and improvement inventories	172	172
Net deferred tax asset	$-	$-

(11)        Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, other than debt, approximates fair value at September 30, 2011 and December 31, 2010 because of the short maturity of those instruments.  It was not practicable to estimate the fair value of the Company’s debt with its primary lender, its notes payable and its convertible debentures because these debts are in default causing no basis for estimating value by reference to quoted market prices or current rates offered to the Company for debt of the same remaining maturities.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note

The Company’s most valuable remaining asset is a parcel of 366 acres located in Hernando County, Florida.  As of September 30, 2011, the Company also owned 6 single family lots, located in Citrus County, Florida.  In addition, the Company owns some minor parcels of real estate in Charlotte County, and Citrus County, Florida, which totals approximately 60 acres, but these have limited value because of associated developmental constraints such as wetlands, easements, and/or other obstacles to development and sale.

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

Results of Operations

Revenues for the three months ended September 30, 2011 decreased by $1,000 to $10,000 from $11,000 for the comparable 2010 period as a result of decreased interest income of $1,000 in the current year.  Expenses for the three months ended September 30, 2011 increased by $147,000 when compared to the same period in 2010 primarily resulting from an increase in interest expense of $143,000 due to interest accruing on past due balances and an increase in general and administrative expense of $3,000.  As a result, a net loss of $1,397,000 was incurred for the three months ended September 30, 2011 compared to a net loss of $1,249,000 for the comparable period in 2010.

Revenues for the first nine months of 2011 increased by $12,000 to $47,000 from $35,000 for the comparable 2010 period primarily as a result of real estate revenue of $16,000 from the sale of a single family lot in the first quarter of the current year.  In addition, there was a $3,000 decrease in interest income due to a lower short-term note receivable balance with Love Investment Company (“LIC”), an affiliate of L-PGI, the Company’s primary preferred stock shareholder.  Expenses for the nine month period ended September 30, 2011 increased by $419,000 when compared to the same period in 2010 primarily resulting from an increase in interest expense of $415,000 due to interest accruing on past due balances and an increase in general administrative expense of $4,000.  As a result, a net loss of $4,055,000 was incurred for the first nine months of 2011 compared to a net loss of $3,648,000 for the first nine months of 2010.  After consideration of cumulative preferred dividends in arrears, totaling $480,000 for each of the nine months ended September 30, 2011 and 2010 (based on $160,000 for each three month period therein), a net loss per share of $(.85) and $(.78) was reported for the nine month periods ended September 30, 2011 and 2010, respectively.  The total cumulative preferred dividends in arrears through September 30, 2011 is $10,515,000.

In the first quarter of 2011, the Company completed the sale of a single family lot at the price of $16,000.  This lot was carried on the Company’s books at a minimal value.  There were no sales of real estate in 2010.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense during the three month and nine month periods ended September 30, 2011 increased by $143,000 and $415,000, respectively, when compared to the same periods during 2010.  This increase is a result of interest accruing on past due balances under the various credit agreements, notes payable and debentures, which increased at various intervals during the year for accrued but unpaid interest.

As of September 30, 2011, the Company remained in default of its primary lender indebtedness of $500,000 with PGIP, LLC (“PGIP”), an entity related to L-PGI, as well as under its subordinated and convertible debentures and notes payable.  PGIP holds restricted funds of the Company pursuant to an escrow agreement whereby funds may be disbursed (i) as requested by the Company and agreed to by PGIP, (ii) as deemed necessary and appropriate by PGIP, to protect PGIP's interest in the Retained Acreage (as hereinafter defined), including PGIP's right to receive principal and interest under the note agreement securing the remaining indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company.  The restricted escrow funds held by PGIP were $5,000 at September 30, 2011 and December 31, 2010.  The Company did not utilize any of the restricted escrow funds during the nine months ended September 30, 2011 or 2010.  The primary parcel of real estate owned by the Company, totaling 366 acres and located in Hernando County, Florida (the "Retained Acreage"), remains subject to the primary lender indebtedness.

Cash Flow Analysis

During the nine month period ended September 30, 2011, the Company’s net cash used in operating activities was $66,000 compared to $51,000 for the comparable 2010 period.  Net cash provided from investing activities during the nine months ended September 30, 2011 and 2010 consisted of $66,000 and $52,000, respectively, in note receivable proceeds received from LIC.  The Company receives proceeds from its notes receivable from LIC as needed to fund its operating activities.

Analysis of Financial Condition

Total assets decreased by $58,000 at September 30, 2011 compared to total assets at December 31, 2010, reflecting the following changes:

	September 30, 2011	December 31, 2010	Increase (Decrease)
	($ in thousands)
Cash	$1	$1	$-
Restricted cash	5	5	-
Receivables	639	705	(66)
Land and improvement inventories	639	639	-
Other assets	197	189	8
	$1,481	$1,539	$(58)

During the nine month period ended September 30, 2011, the amount of receivables decreased by $66,000 due to the Company’s receipt of principal and interest payments from LIC under the note receivable from LIC, and the amount of other assets increased by $8,000 due to prepaid insurance and deferred expenses relating to services for the XBRL filing requirements with the SEC.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liabilities were approximately $63.5 million at September 30, 2011 compared to approximately $59.5 million at December 31, 2010, reflecting the following changes:

	September 30, 2011	December 31, 2010	Increase (Decrease)
	($ in thousands)
Accounts payable & accrued expenses	$116	$121	$(5)
Accrued real estate taxes	6	9	(3)
Accrued interest	51,139	47,134	4,005
Credit agreements – primary lender	500	500	-
Notes payable	1,198	1,198	-
Subordinated convertible
debentures payable	9,059	9,059	-
Convertible debentures payable	1,500	1,500	-
	$63,518	$59,521	$3,997

During the nine month period ended September 30, 2011, the amount of accounts payable and accrued expenses including accrued real estate taxes decreased by $8,000 due to timing differences and the payment of certain accrued expenses. Accrued interest increased by $4.005 million due to the amount of interest expense for such period.

The Company remains totally dependent upon the sale of its various properties to fund its operations and debt service requirements.  The Company also receives principal repayment and interest proceeds from its note receivable due from LIC on an as needed basis to fund its operating activities.

The Company remains in default on the entire principal amount plus interest (including certain sinking fund and interest payments with respect to its subordinated debentures) of its subordinated and convertible debentures and notes payable, as well as its primary lender indebtedness with PGIP.  The principal and accrued interest amounts due are as indicated in the following table:

	September 30, 2011
	Principal	Accrued
	Amount Due	Interest
	($ in thousands)
Subordinated convertible debentures:
At 6 ½%, due June 1, 1991	$1,034	$1,524
At 6%, due May 1, 1992	8,025	16,789
	$9,059	$18,313

Collateralized convertible debentures:
At 14%, due July 8, 1997	$1,500	$29,735

Notes Payable:
At prime plus 2%	$1,176	$2,819
Non-interest bearing	22	-
	$1,198	$2,819

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Primary Lender:	$500	$272

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.   Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.  There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Reference is made to the Exhibit Index hereof for a list of exhibits filed or furnished under this Item.

PGI INCORPORATED AND SUBSIDIARIES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     PGI INCORPORATED
(Registrant)

Date: November 14, 2011	/s/ Laurence A. Schiffer
Laurence A. Schiffer
President
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

PGI INCORPORATED AND SUBSIDIARIES

EXHIBIT INDEX
2.	Inapplicable.

3.(i)	Inapplicable.

3.(ii)	Inapplicable.

4.	Inapplicable.

10.	Inapplicable.

11.	Statement re: Computation of Per Share Earnings (Set forth in Note 2 of the Notes to Condensed Consolidated Financial Statements (Unaudited) herein).

15	Inapplicable.

18.	Inapplicable.

19.	Inapplicable.

22.	Inapplicable.

23.	Inapplicable.

24.	Inapplicable.

31(i).1	Principal Executive Officer certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31(i).2	Principal Financial Officer certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350.

99.	Inapplicable.

100.	Inapplicable.

101.	Instance Document, Schema Document, Calculation Linkbase Document, Labels Linkbase Document, Presentation Linkbase Document and Definition Linkbase Document.*

● Furnished with this report.