Form 10-K
period 2011-12-31
PGI INC
filed 2012-03-30
CIK 81157

U.S SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10 – K
(Mark One)
☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 2011

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
Common Stock, Par Value $.10 per share

Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act: Yes[_] No[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes[_] No[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No[_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[x]  No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer[_]                                                      Accelerated filer[_]
Non-accelerated filer[_]                                                      Smaller reporting company [X]
           (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[_] No[X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 cannot be determined.  See Item 5 of Form 10-K.

State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of March 30, 2012, 5,317,758 shares of Common Stock, par value $.10 per share, were outstanding.

PGI INCORPORATED AND SUBSIDIARIES
FORM 10 – K  -  2011
Contents and Cross Reference Index

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

Presently, the most valuable remaining asset of the Company is a parcel of 366 acres located in Hernando County, Florida. The Company also owns a number of scattered sites in Charlotte County, Florida (the “Charlotte Property”), but most of these sites are subject to easements which markedly reduce their value and/or consist of wetlands of indeterminate value.  As of December 31, 2011, the Company also owned six single family lots, located in Citrus County, Florida.

As of December 31, 2011, the Company had no employees, and all services provided to the Company are through contract services.

MOST RECENT DEVELOPMENTS

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

The property is encumbered by mortgages granted by the Company in connection with the primary lender debt of $782,000 in principal and accrued interest and the convertible debentures held by Love-1989 Florida Partners, L.P. (“Love-1989”) which total $17,303,000 in principal and accrued interest at December 31, 2011.  The primary lender debt and convertible debentures are past due and in default (See Notes 7 and 9 to the Consolidated Financial Statements under Item 8).

The Company also owns twelve parcels in Charlotte County approximating 60 acres in total.  Substantially all such holdings, however, consist of scattered sites that are subject to development restrictions occasioned by being seriously impacted by wetlands.  The potential purchaser market for such properties is extremely limited.  The Company also owns six single family lots in Citrus County, Florida.  The Company continues its efforts to dispose of all of its real estate.

The Company believes the properties are adequately covered by insurance.

Item 3.    Legal Proceedings

The Company, to its knowledge, currently is not a party in any legal proceedings.

Item 4.   [Removed and reserved.]

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no public trading market for the Company’s common equity securities.  There have been no reported transactions in the Company’s common stock, par value $.10 (the “Common Stock”), since January 29, 1991, with the exception of the odd lot tender offer by PGIP, LLC, an affiliate of the Company (“PGIP”), in 2003 described previously in the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2004.  No dividends have ever been paid on the Common Stock, and payment of dividends on the Common Stock is restricted under the terms of the two indentures pursuant to which the Company’s outstanding subordinated convertible debentures are issued and by the terms of the Company’s preferred stock.  As of December 31, 2011 to the Company’s knowledge, there were 595 holders of record of the Company’s Common Stock and approximately 445 debenture holders.

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

The cumulative amount due for these two issues is as follows:

	12/31/2011
	Principal Amount Due	Unpaid Interest
	($ in thousands)

Subordinated debentures due June 1, 1991	$1,034	$1,542
Subordinated debentures due May 1, 1992	8,025	17,063
	$9,059	$18,605

Both issues have been in payment default for approximately twenty years, and there has been little contact with or on behalf of the bondholders over the past several years.  It is unclear whether any action on behalf of the bondholders is presently likely, given the negative net worth of the Company and continuing passage of time.  Further, the Company believes that at least a portion of such claims (especially those with respect to the subordinated convertible

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

debentures which matured on June 1, 1991) might be barred under the applicable statutes of limitations.

If such claims are barred, it is possible that the Company would potentially have to record net income in like amount, without the receipt of any cash, and could potentially incur a large tax liability.  Any such potential tax liability might be averted and/or mitigated, however, by the utilization of the Company’s tax loss carryforwards, which as of December 31, 2011 totaled approximately $ 44,478,000.

Even if claims by the subordinated convertible debenture holders are barred in full and there is no cash tax consequence to the Company as a result of the utilization of the tax loss carry forwards, the Company would nonetheless have a substantial Stockholders’ Deficiency.  As of December 31, 2011, the Stockholders’ Deficiency of the Company was $63,465,000.

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

Generally, the Company intends to continue to seek the liquidation of its assets and to use the proceeds from such liquidation to fund the normal cost of operations of the Company, with any surplus used to satisfy the requirements of the Company’s secured creditors if the asset liquidated is included in the collateral securing such debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS
Revenues

Revenues for the year ended December 31, 2011 increased by $10,000 to $56,000 compared to revenues of $46,000 for the year ended December 31, 2010 primarily as a result of real estate revenue of $16,000 generated from the sale of a single family lot in 2011.  In addition, there was a $5,000 decrease in interest income during 2011. This decrease is a result of a lower short-term note receivable balance with Love Investment Company (“LIC”), an affiliate of L-PGI, the Company’s primary preferred stock shareholder, during the year ended December 31, 2011 ($630,000 as of December 31, 2011) compared to the balance of such note receivable during the year ended December 31, 2010 ($704,000 as of December 31, 2010).

There were no real estate sales in 2010.  The Company continues to be affected by a depressed real estate market and other factors as previously described under “Item 2. Properties.”

Costs and Expenses

Expenses for the years 2011 and 2010 were:
	2011	2010

Taxes and Assessments	9,000	11,000
Consulting and Accounting	40,000	40,000
Legal and Professional	9,000	13,000
General and Administrative	63,000	58,000

Taxes and assessments decreased by $2,000 in 2011 compared to 2010 primarily due to lower real estate tax bills as a result of the depressed real estate market.  Legal and professional expenses decreased by $4,000 in 2011 compared to 2010 primarily due to legal expenses incurred in 2010 related to an eminent domain matter in Charlotte County, Florida which were not incurred in 2011.  General and administrative expenses increased by $5,000 in 2011 compared to 2010 primarily due to the cost of services to comply with the XBRL filing requirements with the SEC.

Interest expense for the two years ended December 31, 2011 and 2010 was:

	2010	2011
	($ in thousands)
Interest Expense	$5,417	$4,854

Interest expense in 2011 increased by $563,000 compared to 2010 as a result of interest accruing on past due balances which increase at various intervals throughout the year for accrued but unpaid interest.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The net loss was $5,483,000 ($1.15 per share) for 2011 compared to a net loss of $4,930,000 ($1.05 per share) for 2010 with such increase being primarily attributable to the increase in interest expense described above.  Included in the 2011 and 2010 loss per share computation is $640,000 ($.12 per share of Common Stock) of annual cumulative preferred stock dividends in arrears.

FINANCIAL CONDITION

Total assets decreased by $70,000 at December 31, 2011 compared to total assets at December 31, 2010 reflecting the following changes:
	2011	2010	Increase (Decrease)
	($ in thousands)
Cash and Cash Equivalents	$1	$1	$-
Restricted Cash	5	5	-
Receivables	631	705	(74)
Land and Improvement	639	639	-
Other Assets	193	189	4
	$1,469	$1,539	$(70)

Net cash used in operations was $74,000 for the year ended December 31, 2011 compared to net cash used in operations of $76,000 for the year ended December 31, 2010.  Net cash used in operations consists of cash received from operations less cash expended for operations.

Cash received from operations during 2011 was $56,000, a $6,000 increase from cash received during 2010 of $50,000.  Cash received in 2011 included $16,000 in proceeds from the sale of a single-family lot.  In addition, interest payments received from a note receivable with LIC decreased in 2011 by $9,000 from $40,000 in 2011 compared to $49,000 in 2010.

Cash expended for operations increased by $4,000 to $130,000 during 2011 from $126,000 in 2010, reflecting a $1,000 increase in cost of real estate sales and a $13,000 increase in payments for general and administrative, while being offset by a $4,000 decrease in taxes and assessments and a $6,000 decrease in payments for legal and professional fees.

During 2011 and 2010, investing activities provided $74,000 and $76,000, respectively, of cash, which consisted of the receipt of net principal repayments of the Company’s short-term note with LIC.

The $4,000 increase in other assets at December 31, 2011 compared to year-end 2010 primarily represents deferred charges relating to the contract for services to comply with the XBRL filing requirements with the SEC.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liabilities were $64,934,000 at December 31, 2011 compared to $59,521,000 at December 31, 2010, reflecting the following changes:

	2011	2010	Increase (Decrease)
	($ in thousands)
Accounts payable and accrued expenses	$118	$121	$(3)
Accrued real estate taxes	8	9	(1)
Accrued interest	52,551	47,134	5,417
Credit agreements – primary lender	500	500	-
Notes payable	1,198	1,198	-
Convertible subordinated debentures payable	9,059	9,059	-
Convertible debentures payable	1,500	1,500	-
	$64,934	$59,521	$5,413

The $5,417,000 increase in accrued interest at December 31, 2011 compared to year-end 2010 reflects changes in the following:
	2011	2010	Increase (Decrease)
	($ in thousands)
Primary Lender	$282	$240	$42
Debentures	49,434	44,121	5,313
Other	2,835	2,773	62
	$52,551	$47,134	$5,417

The accrued interest relating to debentures increased due to the additional accrual of interest on the nonpayment of previously accrued interest on the Company’s debentures (see Notes 8 and 9 to the consolidated financial statements under Item 8).

The Company’s stockholders’ deficiency increased to $63,465,000 at December 31, 2011 from a $57,982,000 stockholders’ deficiency at December 31, 2010, reflecting the 2011 operating loss of $5,483,000.

New Accounting Standards

There are no accounting standards issued during 2011 or 2010 that management believes will have a material impact on the Company’s financial statements.

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

Item 7A.     Qualitative and Quantitative Disclosures About Market Risk.

Not Applicable

Item 8.      Financial Statements and Supplementary Data Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
PGI Incorporated
St. Louis, Missouri

We have audited the accompanying consolidated statements of financial position of PGI Incorporated and Subsidiaries (“Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PGI Incorporated and Subsidiaries at December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BKD, LLP

St. Louis, Missouri
March 30, 2012

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
December 31, 2011 and 2010

	ASSETS			LIABILITIES
	2011	2010		2011	2010

Cash and cash equivalents	$1,000	$1,000	Accounts payable and	$118,000	$121,000
			accrued expenses (Note 6)
Restricted cash (Note 3)	5,000	5,000
			Accrued real estate taxes	8,000	9,000
Receivables-related party (Note 14)	631,000	705,000	(Note 6)

Land and improvement	639,000	639,000
inventories (Note 4)			Accrued Interest:
			Primary lender-related party	282,000	240,000
Other assets (Note 5)	193,000	189,000	(Note 7)
			Subordinated convertible debentures (Note 8)	18,605,000	17,448,000
			Convertible debentures-related party (Note 9)	30,829,000	26,673,000
			Other (Note 7)	2,835,000	2,773,000

			Credit Agreements (Note 7)
			Primary lender-related party	500,000	500,000
			Notes payable	1,198,000	1,198,000
			Subordinated convertible
			debentures payable	9,059,000	9,059,000
			(Note 8)

			Convertible debentures
			payable-related party (Note 9)	1,500,000	1,500,000

				64,934,000	59,521,000
			Commitments and
			Contingencies (Note 13)

			STOCKHOLDERS’ DEFICIENCY
			Preferred stock, par value
			$1.00 per share; authorized
			5,000,000 shares; 2,000,000
			Class A cumulative
			convertible Shares issued
			and outstanding; (liquidation
			preference of $8,000,000
			and cumulative dividends)
			(Note 11)	2,000,000	2,000,000

			Common stock, par value
			$.10 per share; authorized
			25,000,000 shares; 5,317,758
			shares issued and outstanding
			(Note 11)	532,000	532,000
			Paid-in capital	13,498,000	13,498,000

			Accumulated deficit	(79,495,000)	(74,012,000)
				(63,465,000)	(57,982,000)
	$1,469,000	$1,539,000		$1,469,000	$1,539,000

	See accompanying notes to consolidated financial statements

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2011 and 2010

	2011	2010
Revenues:
Real estate sales (Note 2)	$16,000	$-
Interest income-related party (Note 2)	40,000	45,000
Other income	-	1,000
	56,000	46,000

Costs and expenses:
Cost of real estate sales	1,000	-
Interest	1,219,000	1,190,000
Interest-related party	4,198,000	3,664,000
Taxes and assessments	9,000	11,000
Consulting and accounting-related party	40,000	40,000
Legal and professional	9,000	13,000
General and administrative	63,000	58,000
	5,539,000	4,976,000

Net Loss	$(5,483,000)	$(4,930,000)

Loss Per Share Available to Common Stockholders – Basic and Diluted (Note 16)	$(1.15)	$(1.05)

See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2011 and 2010

	2011	2010
Cash flows from operating activities:

Cash received from operations:

Real estate sales	$16,000	$-
Interest received-related party	40,000	49,000
Other operating receipts	-	1,000
	56,000	50,000

Cash expended for operations:

Payments for real estate sales	1,000	-
Taxes and assessments	9,000	13,000
Consulting and accounting-related party	40,000	40,000
Legal and professional	9,000	15,000
General and administrative	71,000	58,000
	130,000	126,000

Net cash flow used in operating activities	(74,000)	(76,000)

Cash flows from investing activities:

Net repayments of notes receivable-related party	74,000	76,000
Net cash flow provided by investing activities	74,000	76,000

Net change in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of year	1,000	1,000
Cash and cash equivalents at end of year	$1,000	$1,000

See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years ended December 31, 2011 and 2010

	2011	2010
Reconciliation of net loss to net cash used in operating activities:

Net loss	$(5,483,000)	$(4,930,000)

Adjustments to reconcile net loss to net cash used in operating activities:

(Increase) decrease in assets:
Other receivables	-	4,000
Deferred charges	(4,000)	-

Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(3,000)	(2,000)
Accrued real estate taxes	(1,000)	(2,000)
Accrued interest	1,219,000	1,190,000
Accrued interest-related party	4,198,000	3,664,000

Net cash flow used in operating activities	$(74,000)	$(76,000)

See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
Years ended December 31, 2011 and 2010

	Preferred Stock		Common Stock			Accumulated
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Deficit

Balances at 1/1/10	2,000,000	$2,000,000	5,317,758	$532,000	$13,498,000	$(69,082,000)

Net Loss	-	-	-	-	-	(4,930,000)
Balances at 12/31/10	2,000,000	$2,000,000	5,317,758	$532,000	$13,498,000	$(74,012,000)

Net Loss	-	-	-	-	-	(5,483,000)
Balances at 12/31/11	2,000,000	$2,000,000	5,317,758	$532,000	$13,498,000	$(79,495,000)

See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

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

Revenue and Profit Recognition

Homesites

The Company follows the installment method of profit recognition in accordance with Accounting Standard Codification (ASC) Topic 360-20, “Real Estate Sales”.

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

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

2.	Revenues:
Revenues for the years ended December 31, 2011 and 2010 included interest income from a short-term note receivable with Love Investment Company (“LIC”), an affiliate of L-PGI, the Company’s primary preferred stock shareholder.

In the first quarter of 2011, the Company completed the sale of a single family lot at the price of $16,000.  There were no real estate sales in 2010.  As of December 31, 2011 the Company owned six lots in Citrus County, Florida.  The Company continues to be effected by a depressed real estate market in Citrus County, Florida.

3.            Restricted Cash:
Restricted cash includes restricted proceeds held by PGIP, LLC (“PGIP”), the Primary Lender, as collateral for debt repayment (see Note 14).

The restricted escrow funds balance was $5,000 at December 31, 2011 and December 31, 2010.

4.            Land and Improvements:
Land and improvement inventories consisted of:
	2011	2010
Unimproved land	$625,000	$625,000
Fully improved land	14,000	14,000
	$639,000	$639,000

5.            Other Assets:
Other assets consisted of:

	2011	2010

Deposit with Trustee of 6 ½% debentures	$184,000	$184,000
Prepaid expenses	4,000	4,000
Deferred charges	5,000	1,000
	$193,000	$189,000

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

6.            Accounts Payable and Accrued Expenses:
Accounts payable and accrued expenses consisted of:

	2011	2010

Accounts payable	$9,000	$12,000
Accrued audit/tax expense	36,000	36,000
Accrued consulting fees-related party	1,000	2,000
Environmental remediation obligations	70,000	70,000
Accrued miscellaneous	2,000	1,000
	$118,000	$121,000

Accrued Real Estate Taxes:
 Accrued real estate taxes consisted of:

Current	$8,000	$9,000

7.            Credit Agreements – Primary Lender and Notes Payable:
Credit agreements with the Company’s primary lender and notes payable consisted of the following:

	2011	2010
Credit agreements – primary lender (PGIP)
Balance is past due, bearing interest at prime plus 5.0%	$500,000	$500,000
Notes payable –
$1,176,000 bearing interest at prime rate plus 2%, the remainder non-interest bearing, all past due	1,198,000	1,198,000
	$1,698,000	$1,698,000

The prime rate at December 31, 2011 and 2010, was 3.25%.

At December 31, 2011 assets collateralizing the Company’s credit agreements with its primary lender totaled $644,000, of which $5,000 represented escrow held by the primary lender, and $639,000 represented land and improvement inventories.

The overall weighted-average interest rate for the Company’s credit agreements with its primary lender and all remaining notes and mortgages was approximately 6.1% as of both December 31, 2011 and 2010.

Although substantially all of the Company’s real and personal property including all of the stock of the Company’s wholly-owned subsidiaries remains pledged as collateral, the Company negotiated agreements with its mortgage holders to allow the Company to sell part of its land holdings without requiring full payment of the secured debt.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Accrued interest due to the primary lender was $282,000 and $240,000 at December 31, 2011 and 2010, respectively.  Accrued interest on other notes payable was $2,835,000 and $2,773,000 at December 31, 2011 and 2010, respectively.

All of the primary lender debt and notes payable including accrued interest are past due.

8.            Subordinated Convertible Debentures Payable:
Subordinated debentures payable consisted of:

	2011	2010

6 ½%, due June 1991	$1,034,000	$1,034,000
6%, due May 1992	8,025,000	8,025,000
	$9,059,000	$9,059,000

Since issuance, $650,000 and $152,000 of the 6½% and 6% debentures, respectively, have been converted into common stock.  This conversion feature is no longer in effect.

The Company is in default of certain sinking fund and interest payments on both subordinated debentures totaling $9,059,000 in principal plus accrued and unpaid interest of $18,605,000 at December 31, 2011 and $17,448,000 as of December 31, 2010.

The debentures are not collateralized and are not subordinate to each other, but are subordinate to senior indebtedness ($3,198,000 at December 31, 2011).  Payment of dividends on the Company’s common stock is restricted under the terms of the two indentures pursuant to which the outstanding debentures are issued.

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

Accrued interest was $30,829,000 and $26,673,000 at December 31, 2011 and 2010 respectively.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

10.         Income Taxes:
Reconciliation of the statutory federal income tax rates, 34% for the years ended December 31, 2011 and 2010, to the Company’s effective income tax rates follows:

	2011		2010
	($ in thousands)
	Amount of Tax	Percent of Pre-tax loss	Amount of tax	Percent of Pre-tax Loss

Expected tax (credit)	$(1,864)	(34.0%)	$(1,676)	(34.0%)
State income taxes, net of federal tax benefits	(219)	(4.0%)	(197)	(4.0%)
Expiration of net operating loss carryovers	1,068	19.5%	1,186	24.1%
Increase in valuation allowance	1,015	18.5%	687	13.9%
	$-	-	$-	-

At December 31, 2011, the Company had an operating loss carryforward of approximately $ 44,478,000 which will expire at various dates through 2031.

	2011	2010
	($ in thousands)
Deferred tax asset:
Net operating loss carryover	$16,902	$15,887
Adjustments to reduce land to net realizable value	12	12
Expenses capitalized under IRC 263(a)	56	56
Environmental liability	27	27
Valuation allowance	(16,825)	(15,810)
	172	172
Deferred tax liability:
Basis difference of land and improvement inventories	172	172
Net deferred tax asset	$-	$-

The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2008.

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

The holders of the preferred stock are entitled to one vote per share and, except as provided by law, will vote as one class with the holders of the common stock.  Class A preferred stockholders are also entitled to receive cumulative dividends at the annual rate of $.32 per share, an effective yield of 8%.  Dividends accrued for an initial two year period and, at the expiration of this period, preferred stockholders had the option of receiving accumulated dividends, when and if declared by the Board of Directors, in cash (unless prohibited by law or contract) or common stock. At December 31, 2011 cumulative preferred dividends in arrears totaled $10,675,000 ($640,000 of which related to the year ended December 31, 2011).  On May 15, 1997 preferred dividends accrued through April 25, 1995 totaling $4,260,433 were paid in the form of 2,000,203 shares of common stock.

As of December 31, 2011, the preferred stock is callable or redeemable at the option of the Company at $4.00 per share plus accrued and unpaid dividends.  In addition, the preferred stock will be entitled to preference of $4.00 per share plus accrued and unpaid dividends in the event of liquidation of the Company.

At December 31, 2011 the Company had reserved 6,355,356 common shares for the conversion of preferred stock and debentures.

12.         Quarterly Results:
There were no significant transactions in the fourth quarter of 2011.

13.         Commitments and Contingencies:
The Company is currently not a party in any legal proceedings.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

14.          Related Party Transactions:
The Company’s primary preferred shareholder is L-PGI, with LIC being its general partner.  The Company’s convertible debentures (Note 9) are held by L-1989 and LIC.  LIC is also the controlling general partner of L-1989.  LIC is primarily owned and managed by Andrew S. Love and Laurence A. Schiffer.  Messrs. Love and Schiffer serve as the executive officers and directors of the Company.

As of December 31, 2011 the Company was in default of its primary credit agreements with PGIP, its Primary Lender (Note 7).

PGIP is owned and managed by Love Savings Holding Company (“LSHC”).  Messrs. Love and Schiffer are directors and executive officers of LSHC and own 90% of all the issued and outstanding voting stock of LSHC.

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
7.	Handle day-to-day accounting requirements

In addition, the Company receives office space, telephone service and computer service from LREC.  A fee of $2,800 per month was accrued in 2011 and 2010.  The Company made payments of $33,600 to LREC in 2011 and 2010 respectively for accounting service fees.  There were no accrued accounting service fees as of December 31, 2011 and 2010, respectively.

Effective March 25, 1987, the Company entered into a Management Consulting Agreement with LREC.  As a consultant to the Company and in addition to the above services, LREC provides other services including, but not limited to, strategic planning, marketing and financing as requested by the Company.  In consideration for these consulting services, the Company pays LREC a quarterly consulting fee of one-tenth of one percent of the carrying value of the Company’s assets, plus reasonable out-of-pocket expenses.  As of December 31, 2011, the carrying value of the Company’s assets was approximately $1,469,000.  Consulting fees were $6,000 in both 2011 and 2010, respectively.  As of December 31, 2011 and 2010, a total of $1,000 and $2,000, respectively, of unpaid fees had accrued under this agreement.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

In 1985 a corporation owned by the former Chairman of the Board and his family made an uncollateralized loan to the Company, which at December 31, 2011 had an outstanding balance, including accrued interest, of $570,000.  Interest accrued on this loan was $9,000 in both 2011 and 2010, respectively.

From time to time, the Company invests in short-term debt obligations of an affiliate of L-PGI, the Company’s preferred shareholder, Love Investment Company (Note 2).  The balance of this receivable including accrued interest at December 31, 2011 and 2010 was $631,000 and $705,000, respectively.  Interest on the loans was $40,000 and $45,000 for 2011 and 2010, respectively.

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

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Debt:

It was not practicable to estimate the fair value of the Company’s debt with its primary lender, its notes payable and its convertible debentures because these debts are in default causing no basis for estimating value by reference to quoted market prices or current rates offered to the Company for debt of the same remaining maturities.

The estimated fair values of the Company’s financial instruments are as follows:

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and Restricted Cash	$6,000	$6,000	$6,000	$6,000
Receivables	631,000	631,000	705,000	705,000
Accounts Payable	9,000	9,000	12,000	12,000
Debt	12,257,000	-	12,257,000	-

16.          Loss Per Share:
The following is a summary of the calculations used in computing basic and diluted loss per share:

	2011	2010
Numerator:
Net Loss	$(5,483,000)	$(4,930,000)
Preferred Dividends	(640,000)	(640,000)
Loss Available to Common Shareholders	$(6,123,000)	$(5,570,000)

Denominator:
BASIC
Weighted average amount of shares outstanding	5,317,758	5,317,758

DILUTED
Weighted average amount of shares outstanding	5,317,758	5,317,758
Dilutive effect of assumed conversion of Preferred Stock	-	-
Dilutive common shares	5,317,758	5,317,758

Loss per share
Basic	$(1.15)	$(1.05)
Diluted	(1.15)	(1.05)

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.           Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) under the supervision and with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of the Company.  Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.  There have been no changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ending December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9A.      Controls and Procedures (continued)

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment, management concludes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective.

Item 9B.       Other Information

Not Applicable

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

The following information, regarding executive officers and directors of the Company, is as of March 30, 2012.

Position with Company and Business Experience
Name and Age	During the Last Five Years

Laurence A. Schiffer	Director of the Company since April 1987; President,
(age 72)
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

Andrew S. Love Jr. (age 68)
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

The directors of the Company have determined that the Company does not have an audit committee financial expert serving on its board of directors (which acts as the Company’s audit committee).  In addition, the Company has not adopted a code of ethics that applies to its principal executive officer and principal financial officer (principal accounting officer).  The Company’s decision not to adopt a code of ethics or to have an audit committee financial expert are primarily attributable to the following reasons:  (i) as a result of its continuing financial difficulties due to amounts owed on its debt, the Company is focused almost exclusively on the disposition of its remaining real estate; (ii) as described in Item 5, there have been no reported transactions in the Company’s Common Stock since January 29, 1991, other than the odd lot tender offer in 2003; (iii) the board of directors of the Company consists of only two directors and these two directors are also the only executive officers of the Company; and (iv) the same person serves as the Company’s chief executive officer and chief financial officer.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company was not furnished any Forms 3, 4 or 5, or any amendments thereto, during our most recent fiscal year.  Accordingly, the Company is not aware of any officer, director or beneficial owner of more than 10 percent of the Company’s registered securities that failed to file on a timely basis Forms 3, 4 and 5 required under Section 16(a) of the Securities Exchange Act of 1934, as amended, during fiscal year ended 2011.

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

Neither Mr. Schiffer nor Mr. Love received fees from any source directly attributable to their services as directors of the Company during 2011.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below provides certain information as of March 30, 2012 regarding the beneficial ownership of the Common Stock and the Class A cumulative convertible preferred stock (the “Preferred Stock”) by each person known by the Company to be the beneficial owner of more than five percent of either the Common Stock or the Preferred Stock, each director of the Company (which persons are also the Company’s only executive officers), and by virtue of the foregoing, the directors and executive officers of the Company as a group.

					Percent of Total
Name(9)	Common Stock		Preferred Stock		Common Stock (1)	Preferred Stock	Percent of Total Voting Power (1)

Estate of Harold Vernon	998,777	(2)(3)	-		18.8%	-	13.7%
Mary Anne Johns Trust	-	(4)	125,000	(4)	- (4)	6.3%	5.0%
Love-PGI Partners, L.P.(“L-PGI”)	2,260,706	(5)	1,875,000	(5)	42.5%	93.8%	56.5%
Andrew S. Love, Jr.	2,263,215	(6)	1,875,000	(6)	42.5%	93.8%	56.5%
Laurence A. Schiffer	2,263,215	(7)	1,875,000	(7)	42.5%	93.8%	56.5%
All executive officers and directors as a group (2 persons)	2,263,215	(8)	1,875,000	(8)	42.5%	93.8%	56.5%

1.	The above table does not include 2,595,356 shares that may be received upon conversion of the Company’s secured convertible debentures.
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
4.
Includes the beneficial ownership of shares of Common Stock which represent less than 5% of the outstanding shares of Common Stock; sole voting and investment power over 125,000 shares of Preferred Stock, which shares are held in the name of Mary Anne Johns, as Trustee of the Mary Anne Johns Declaration of Trust.

5.
The controlling general partner of L-PGI is Love Investment Company, a Missouri Corporation owned by Mr. Love, Love family members and trusts and Mr. Schiffer.  Messrs. Love and Schiffer serve as the executive officers and directors of Love Investment Company.

6.
These shares are the same shares owned by L-PGI and PGIP, LLC (2,509 shares of Common Stock).  Mr. Love is an indirect owner of L-PGI and PGIP, LLC.  See Footnote 5 above and Item 13. “Certain Relationships and RelatedTransactions, and Director Independence” for more information.  Accordingly, Mr. Love has shared voting and investment power over all of these shares.

7.
These shares are the same shares owned by L-PGI and PGIP, LLC (2,509 shares of Common Stock).  Mr. Schiffer is an indirect owner of L-PGI and PGIP, LLC.  See Footnote 5 above and Item 13. “Certain Relationships and Related Transactions, and Director Independence” for more information.  Accordingly, Mr. Schiffer has shared voting and investment power over all of these shares.

8.	These shares are the same shares reflected in Footnotes 5, 6 and 7. See Footnote 5 above and Item 13. “Certain Relationships and Related Transactions, and Director Independence” for more information.
9.	Addresses for beneficial owners are as follows:

Estate of Harold Vernon	Love-PGI Partners, L.P	Laurence A. Schiffer
3201 W. Rolling Hills Circle	212 So. Central, Suite 100	212 So. Central, Suite 201
Davie, FL 33328	St. Louis, MO 63105	St. Louis, MO 63105

Mary Anne Johns	Andrew S. Love, Jr.
One Woodland Drive	212 So. Central, Suite 201
Punta Gorda, FL 33982	St. Louis, MO 63105

As of December 31, 2011, the Company did not have a compensation plan or individual compensation arrangement under which its equity securities may be issued.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The Company’s primary lender debt of $500,000 as of December 31, 2011, and which remained at this amount during all of fiscal year 2011, is with PGIP, LLC, an affiliate of the Company (“PGIP”) and is secured by substantially all of the Company’s real estate.  PGIP became the primary lender in March 1996, with the assignment by First Union, the Company’s former primary bank lender, of all its right, title and interest in and to the loan documents.  PGIP is 100% owned by Love Savings Holding Company (“LSHC”).  Messrs. Love and Schiffer own approximately 90% of all of the issued and outstanding voting stock of LSHC and serve as the directors and officers of LSHC.  LSHC along with Messrs. Love and Schiffer are the managers of PGIP.  There were no principal or interest payments made during fiscal year 2011 to PGIP with respect to this debt.  See also Note 7 to the Notes to Consolidated Financial Statements.

As further security to the primary lender indebtedness with PGIP, a restricted proceeds escrow was established in connection with the closing of the bulk acreage sale in May 1998.  The escrow agreement permits funds to be paid (i) as requested by PGI and agreed to by PGIP, or (ii) as deemed necessary and appropriate by PGIP to protect its interest in the remaining real estate, including its right to receive principal and interest payments on the indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company.  The restricted escrow balance was $ 5,000 at both December 31, 2011 and 2010.

The Company maintains its administration and accounting offices with the offices of LREC in St. Louis, Missouri.  LREC, a Missouri Corporation, is owned by Mr. Love and Mr. Schiffer, and is located at 212 South Central Avenue, St. Louis, Missouri 63105.  A fee of $2,800 per month was accrued in 2011 and 2010 and the Company made payments of $33,600 to LREC in 2011 and 2010 respectively, for the services described in the next paragraph.  There were no accrued accounting service fees as of December 31, 2011 and 2010, respectively.

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

Effective as of March 25, 1987, the Company entered into the Management Agreement with LREC.  As a consultant to the Company and in addition to the above services, LREC provides other services including, but not limited to, strategic planning, marketing, and financing as requested by the Company.  In consideration for these consulting services, the Company pays LREC a quarterly consulting fee of one-tenth of one percent of the book value of the Company’s assets, plus reasonable out-of-pocket expenses. As of December 31, 2011, the book value of the Company’s assets was approximately $1.5 million. Consulting fees accrued and paid were $6,000 in both 2011 and 2010, respectively.  As of December 31, 2011 and 2010, a total of $1,000 and $2,000, respectively, of unpaid fees had accrued under the Management Agreement.  The Management Agreement will continue in effect until terminated upon 90 days prior written notice by a majority vote of the Company’s directors.

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

As of and during December 31, 2011, Love-1989 held $796,950 in principal amount of the Debentures with respect to which there was as of December 31, 2011 accrued and unpaid interest in the amount of $16,506,000.  In May 2008, LIC, an affiliate of L-PGI, the Company’s preferred shareholder, purchased $703,050 in principal amount of Debentures from the previous debenture holder for which there was as of December 31, 2011 accrued and unpaid interest in the amount of $14,323,000. The total debentures balance of $1,500,000 carry a maturity date of July 8, 1997 and are in default.  Interest on the Debentures accrues at the rate of fourteen percent compounded quarterly, and no interest payments were made during December 31, 2011.

From time to time, the Company invests in short term debt obligations with LIC.  The balance of this receivable at December 31, 2011 and 2010 was $630,000 and $704,000, respectively.  Interest on such receivables was $40,000 and $45,000 for 2011 and 2010, respectively.

The Company believes that the affiliated transactions are on terms comparable to those which would be obtained from unaffiliated persons.

Neither of the two directors of the Company is independent pursuant to the definition of “independent director” set forth in the NYSE Amex Equities’ Company Guide because both of them are executive officers of the Company.  The Company does not have a separate designated audit, compensation or nominating committee or committee performing similar functions.

Item 14.      Principal Accountant Fees and Services

Audit and tax fees rendered by BKD, LLP, the principal accountant of the Company, for the fiscal years ended December 31, 2011 and December 31, 2010 were:

	2011	2010

Audit Fees	$32,800	$33,100
Audit Related Fees	0	0
Tax Fees	4,500	4,400
All Other Fees	0	0
	$37,300	$37,500

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

1.	The following financial statements and the report of independent registered public accounting firm are filed as part of this Report:

a.	Report of Independent Registered Public Accounting Firm
b.	Consolidated Statements of Financial Position as of December 31, 2011 and 2010
c.	Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010
d.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010
e.	Consolidated Statements of Stockholders' Deficiency for the Years Ended December 31, 2011 and 2010
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

Date: March 30, 2012
By: /s/ Laurence A. Schiffer
Laurence A. Schiffer, President
(Duly Authorized Officer and
Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew S. Love	Chairman of the Board	March 30, 2012
Andrew S. Love	Secretary

/s/ Laurence A. Schiffer	Vice Chairman of the Board,	March 30, 2012
Laurence A. Schiffer	President, Principal Executive
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

10.5	Consulting Agreement between PGI Incorporated and Love Real Estate Company, dated as of March 25, 1987 (filed as Exhibit 10.7 to the 1986 Form 10-K and incorporated herein by reference).

11.	See Note 16 to the consolidated financial statements.

13.	Inapplicable.

14.	Inapplicable (See discussion regarding code of ethics under Item 10. of this Form 10-K).

16.	Inapplicable.

18.	Inapplicable.

21.	Subsidiaries of the Registrant, filed herein.

22.	Inapplicable.

23.	Inapplicable.

24.	Inapplicable.

31(i).1	Principal Executive Officer certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, filed herein.

31(i).2	Principal Financial Officer certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, filed herein.

EXHIBIT INDEX (continued)

32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein.

32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein.

95.	Not applicable.

99.	Not applicable.

100.	Not applicable.

101.	Instance Document, Schema Document, Calculation Linkbase Document, Labels Linkbase Document, Presentation Linkbase Document and Definition Linkbase Document.*

*Furnished with this report.