Form 10-Q
period 2012-03-31
PGI INC
filed 2012-05-14
CIK 81157

U.S SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10 – Q
(Mark One)
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes       No   X

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:  As of May 14, 2012, there were 5,317,758 shares of the registrant’s common stock, $.10 par value per share, outstanding.

PGI INCORPORATED AND SUBSIDIARIES
Form 10 – Q
For the Quarter Ended March 31, 2012

PART I                FINANCIAL INFORMATION
Item 1.     Financial Statements

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
($ in thousands, except share and per share data)

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Cash	$1	$1
Restricted cash	5	5
Receivables-related party	605	631
Land and improvement inventories	639	639
Other assets	189	193
	$1,439	$1,469

LIABILITIES
Accounts payable and accrued expenses	$120	$118
Accrued real estate taxes	2	8
Accrued interest:
Primary lender-related party	293	282
Subordinated convertible debentures	18,898	18,605
Convertible debentures-related party	31,961	30,829
Other	2,850	2,835
Credit agreements:
Primary lender-related party	500	500
Notes payable	1,198	1,198
Subordinated convertible debentures payable	9,059	9,059
Convertible debentures payable-related party	1,500	1,500
	66,381	64,934

STOCKHOLDERS’ DEFICIENCY
Preferred stock, par value $1.00 per share;
authorized 5,000,000 shares; 2,000,000
Class A cumulative convertible shares issued
and outstanding; (liquidation preference of
$8,000,000 and cumulative dividends)	2,000	2,000
Common stock, par value $.10 per share;
authorized 25,000,000 shares; 5,317,758
shares issued and outstanding	532	532
Paid-in capital	13,498	13,498
Accumulated deficit	(80,972)	(79,495)
	(64,942)	(63,465)
	$1,439	$1,469

See accompanying notes to Condensed Consolidated Financial Statements.

Part I                   Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2012	2011
REVENUES
Real estate sales	$-	$16
Interest income-related party	8	10
	8	26

COSTS AND EXPENSES
Cost of real estate sales	$-	$1
Interest	309	301
Interest-related party	1,142	997
Taxes and assessments	2	2
Consulting and accounting-
related party	10	10
Legal and professional	4	2
General and administrative	18	16
	1,485	1,329
NET LOSS	$(1,477)	$(1,303)

NET LOSS PER SHARE (*)
AVAILABLE TO COMMON
STOCKHOLDERS-Basic and diluted	$(.31)	$(.28)

*	Considers the effect of cumulative preferred dividends in arrears for the three months ended March 31, 2012 and 2011.

See accompanying notes to Condensed Consolidated Financial Statements.

Part I                   Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2012	2011
Net cash used in operating activities	$(26)	$(11)

Cash flows from investing activities:
Proceeds from notes receivable-related party	26	11
Net cash provided by investing activities	26	11

Net change in cash	-	-

Cash at beginning of period	1	1

Cash at end of period	$1	$1

See accompanying notes to Condensed Consolidated Financial Statements.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PGI Incorporated and its subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10 - Q and therefore do not include all disclosures necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.  The Company's independent registered public accounting firm included an explanatory paragraph regarding the Company's ability to continue as a going concern in their opinion on the Company's consolidated financial statements for the year ended December 31, 2011.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2011 filed with the Securities and Exchange Commission.

The condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited consolidated balance sheet as of that date.

The Company remains in default under the indentures governing its unsecured subordinated debentures and collateralized convertible debentures and in default of its primary debt obligations.  (See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 7, 8, and 9 to the Company's consolidated financial statements for the year ended December 31, 2011, as contained in the Company's Annual Report on Form 10 - K).

All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made.  The results for the three months ended March 31, 2012 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2012 or any other interim period.

(2)	Per Share Data

Basic per share amounts are computed by dividing net income (loss), after considering current period dividends on the Company's preferred stock, by the average number of common shares and common stock equivalents outstanding.  The average number of common shares outstanding for the three months ended March 31, 2012 and 2011 was 5,317,758.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Diluted per share amounts are computed by dividing net income (loss) by the average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures into shares of common stock.  For the three months ended March 31, 2012 and 2011, the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

The following is a summary of the calculations used in computing basic and diluted (loss) per share for the three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31, 2012	March 31, 2011
Net Loss	$(1,477,000)	$(1,303,000)
Preferred Dividends	(160,000)	(160,000)
Loss Available to Common Shareholders	$(1,637,000)	$(1,463,000)
Weighted Average Number Of Common Shares Outstanding	5,317,758	5,317,758
Basic and Diluted Loss Per Share	$(.31)	$(.28)

(3)        Statement of Cash Flows

The Financial Accounting Standards Board Accounting Standards Codification Topic No. 230, “Statement of Cash Flows”, requires a statement of cash flows as part of a full set of financial statements.  For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows.  There were no payments of interest for the three-month periods ended March 31, 2012 and March 31, 2011.

(4)        Restricted Cash

Restricted cash includes restricted proceeds held by the primary lender as collateral for debt repayment.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(5)	Receivables
Net receivables consisted of:

	March 31,	December 31,
	2012	2011
	($ in thousands)
Notes receivable – related party	$604	$630
Interest receivable – related party	1	1
	$605	$631

(6)	Land and Improvements
Land and improvement inventories consisted of:

	March 31,	December 31,
	2012	2011
	($ in thousands)
Unimproved land	$625	$625
Fully improved land	14	14
	$639	$639

(7)	Other Assets
Other assets consisted of:

	March 31,	December 31,
	2012	2011
	($ in thousands)
Deposit with Trustee of 6-1/2% debentures	$184	$184
Prepaid expenses	2	4
Deferred charges	3	5
	$189	$193

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(8)	Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of:

	March 31,	December 31,
	2012	2011
	($ in thousands)
Accounts payable	$22	$9
Accrued audit & professional	25	36
Accrued consulting fees-related party	1	1
Environmental remediation obligations	70	70
Accrued miscellaneous	2	2
	$120	$118

Accrued real estate taxes consisted of:
Current real estate taxes	$2	$8

(9)	Primary Lender Credit Agreements, Notes Payable, Subordinated and Convertible Debentures Payable

Credit agreements with the Company’s primary lender and notes payable consisted of the following:

	March 31,	December 31,
	2012	2011
	($ in thousands)
Credit agreements – primary lender- related party:
balance is past due, bearing interest
at prime plus 5%	$500	$500
Notes payable - $1,176,000
bearing interest at prime plus 2%,
the remainder non-interest bearing,
all past due	1,198	1,198
	1,698	1,698

Subordinated debentures payable:

At 6-1/2% interest; due June 1, 1991	1,034	1,034
At 6% interest; due May 1, 1992	8,025	8,025
	9,059	9,059

Collateralized convertible debentures payable-
related party:

At 14% interest; due July 8, 1997,
convertible into shares of common stock
at $1.72 per share	1,500	1,500
	$12,257	$12,257

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(10)	Income Taxes

At December 31, 2011, the Company had an operating loss carryforward of approximately $44,478,000 available to reduce future taxable income.  These operating losses expire at various dates through 2031.

The following summarizes the temporary differences of the Company at March 31, 2012 and December 31, 2011 at the current statutory rate:

	March 31,	December 31,
	2012	2011
	($ in thousands)
Deferred tax asset:
Net operating loss carry forward	$17,463	$16,902
Adjustments to reduce land to net realizable value	12	12
Expenses capitalized under IRC 263(a)	56	56
Environmental liability	27	27
Valuation allowance	(17,386)	(16,825)
	172	172

Deferred tax liability:
Basis difference of land and improvement inventories	172	172
Net deferred tax asset	$-	$-

(11)      Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, other than debt, approximates fair value at March 31, 2012 and December 31, 2011 because of the short maturity of those instruments.  It was not practicable to estimate the fair value of the Company’s debt with its primary lender, its notes payable and its convertible debentures because these debts are in default causing no basis for estimating value by reference to quoted market prices or current rates offered to the Company for debt of the same remaining maturities.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note

The Company’s most valuable remaining asset is a parcel of 366 acres located in Hernando County, Florida.  As of March 31, 2012, the Company also owned 6 single-family lots, located in Citrus County, Florida.  In addition, the Company owns some minor parcels of real estate in Charlotte County and Citrus County, Florida, which totals approximately 60 acres, but these have limited value because of associated developmental constraints such as wetlands, easements, and/or other obstacles to development and sale.

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

Results of Operations

Revenues for the first three months of 2012 decreased by $18,000 to $8,000 from $26,000 for the comparable 2011 period primarily as a result of no real estate sales revenue in 2012 as compared to $16,000 in real estate revenue generated from the sale of a single family lot in the first quarter of 2011.  In addition, there was a $2,000 decrease in interest income due to a lower balance on the short-term note receivable with Love Investment Company (“LIC”), an affiliate of L-PGI, the Company’s primary preferred stock shareholder.    Expenses for the three month period ended March 31, 2012 increased by $156,000 when compared to the same period in 2011 primarily resulting from an increase in interest expense of $153,000 due to interest accruing on higher past due balances under the various credit agreements, notes payable and debentures which increased over the same period in 2011 for accrued but unpaid interest.  As a result, a net loss of $1,477,000 was incurred for the first three months of 2012 compared to a net loss of $1,303,000 for the first three months of 2011.  After consideration of cumulative preferred dividends in arrears, totaling $160,000 for each of the three months ended March 31, 2012 and 2011, a net loss per share of $(.31) and $(.28) was reported for the three month periods ended March 31, 2012 and 2011, respectively.  The total cumulative preferred dividends in arrears through March 31, 2012 is $10,835,000.

There were no sales of real estate in the first quarter of 2012.  In the first quarter of 2011, the Company completed the sale of a single family lot at the price of $16,000.  This lot was carried on the Company’s books at a minimal value.

Interest expense during the first quarter of 2012 increased by $153,000 when compared to the same quarter for 2011 as a result of interest accruing on past due balances under the various credit agreements, notes payable and debentures which increased at various intervals during the year for accrued but unpaid interest.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of March 31, 2012, the Company remained in default of its primary lender indebtedness with PGIP, LLC (“PGIP”) of $500,000, an entity related to L-PGI, as well as under its subordinated and convertible debentures and its notes payable. PGIP holds restricted funds of the Company pursuant to an escrow agreement whereby funds may be disbursed (i) as requested by the Company and agreed to by PGIP, (ii) as deemed necessary and appropriate by PGIP, to protect PGIP's interest in the Retained Acreage (as hereinafter defined), including PGIP's right to receive principal and interest under the note agreement securing the remaining indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company.  The restricted escrow funds held by PGIP were $5,000 at March 31, 2012 and December 31, 2011. The Company did not utilize any of the restricted escrow funds during the first quarter of 2012 or 2011.

The primary parcel of real estate owned by the Company, totaling 366 acres and located in Hernando County, Florida (the "Retained Acreage"), remains subject to the primary lender indebtedness.

Cash Flow Analysis

During the three month period ended March 31, 2012, the Company’s net cash used in operating activities was $26,000 compared to $11,000 for the comparable 2011 period.  Net cash provided from investing activities during the three months ended March 31, 2012 and March 31, 2011 consisted of $26,000 and $11,000, respectively, in note receivable proceeds received from LIC.  The Company receives proceeds from its notes receivable from LIC as needed to fund operating activities.

Analysis of Financial Condition

Total assets decreased by $30,000 at March 31, 2012 compared to total assets at December 31, 2011, reflecting the following changes:

	March 31,	December 31,	Increase
	2012	2011	(Decrease)
	($ in thousands)
Cash and cash equivalents	$1	$1	$-
Restricted cash	5	5	-
Receivables-related party	605	631	(26)
Land and improvement inventories	639	639	-
Other assets	189	193	(4)
	$1,439	$1,469	$(30)

During the three month period ended March 31, 2012, the amount of receivables decreased by $26,000 due to the Company’s receipt of principal and interest payments from LIC , a related party, under the note receivable from LIC, and the amount of the other assets decreased by $4,000 due to deferred expenses utilized for services relating to the XBRL filing requirements with the SEC .

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liabilities were approximately $66.4 million at March 31, 2012 compared to approximately $64.9 million at December 31, 2011, reflecting the following changes:

	March 31,	December 31,	Increase
	2012	2011	(Decrease)
	($ in thousands)
Accounts payable & accrued expenses	$120	$118	$2
Accrued real estate taxes	2	8	(6)
Accrued interest	54,002	52,551	1,451
Credit agreements – primary lender-
related party	500	500	-
Notes payable	1,198	1,198	-
Subordinated convertible
debentures payable	9,059	9,059	-
Convertible debentures payable-related
party	1,500	1,500	-
	$66,381	$64,934	$1,447

Accrued interest increased during the three month period ended March 31, 2012 by $1.451 million due to the amount of interest expense for such period.  During the three month periods ended March 31, 2012 and March 31, 2011, the Company made no interest payments on its various credit agreements, notes payable and debentures.

The Company remains totally dependent upon the sale of parcels of its various properties to fund its operations and with respect to its ability to make any future debt service payments.  The Company also receives principal repayment and interest proceeds from its note receivable due from LIC, a related party, on an as needed basis to fund its operating activities.

The Company remains in default on the entire principal amount plus interest (including certain sinking fund and interest payments with respect to its subordinated debentures) of its subordinated and convertible debentures and notes payable, as well as its primary lender indebtedness with PGIP.  The principal and accrued interest amounts due are as indicated in the following table:

	March 31, 2012
	Principal	Accrued
	Amount Due	Interest
Subordinated convertible debentures:	($ in thousands)
At 6 ½%, due June 1, 1991	$1,034	$1,559
At 6%, due May 1, 1992	8,025	17,339
	$9,059	$18,898

Collateralized convertible debentures:
At 14%, due July 8, 1997	$1,500	$31,961

Notes Payable:
At prime plus 2%	$1,176	$2,850
Non-interest bearing	22	-
	$1,198	$2,850

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Primary Lender-related party:	$500	$293

The Company does not have sufficient funds available to satisfy either principal or interest obligations on the above indebtedness, debentures and notes payable.

The Company’s independent registered public accounting firm included an explanatory paragraph regarding the Company’s ability to continue as a going concern in their opinion on the Company’s consolidated financial statements for the year ended December 31, 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.  There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PGI INCORPORATED AND SUBSIDIARIES

PART II                       OTHER INFORMATION

Item 1.     Legal Proceedings

   The Company, to its knowledge, currently is not a party to any legal proceedings.

Item 1A.  Risk Factors

   Not applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

   Not applicable.

Item 3.    Defaults Upon Senior Securities

   See discussion in Item 2 of Part I with respect to defaults under the Company's subordinated convertible debentures, collateralized convertible debentures and other indebtedness and with respect to cumulative preferred dividends in arrears, which discussions are incorporated herein by this reference.

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

    PGI INCORPORATED
(Registrant)

Date: May 14, 2012	/s/Laurence A. Schiffer
Laurence A. Schiffer
President
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

PGI INCORPORATED AND SUBSIDIARIES

EXHIBIT INDEX
2.	Inapplicable.

3.(i)	Inapplicable.

3.(ii)	Inapplicable.

4.	Inapplicable.

10.	Inapplicable.

11.	Statement re: Computation of Per Share Earnings (Set forth in Note 2 of the Notes to
Condensed Consolidated Financial Statements (Unaudited) herein).

15	Inapplicable.

18.	Inapplicable.

19.	Inapplicable.

22.	Inapplicable.

23.	Inapplicable.

24.	Inapplicable.

31(i).1	Principal Executive Officer certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31(i).2	Principal Financial Officer certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350.

99.	Inapplicable

100.	Inapplicable

101.	Instance Document, Schema Document, Calculation Linkbase Document, Labels Linkbase Document, Presentation Linkbase Document and Definition Linkbase Document.*

•	Furnished with this report.