Form 10-Q
period 2012-09-30
PGI INC
filed 2012-11-14
CIK 81157

U.S SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 – Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:  As of November 14, 2012, there were 5,317,758 shares of the registrant’s common stock, $.10 par value per share, outstanding.

PGI INCORPORATED AND SUBSIDIARIES

Form 10 – Q
For the Quarter Ended September 30, 2012

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
($ in thousands, except share and per share data)

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Cash	$1	$1
Restricted cash	5	5
Receivables-related party	557	631
Land and improvement inventories	639	639
Other assets	188	193
	$1,390	$1,469
LIABILITIES

Accounts payable and accrued expenses	$203	$118
Accrued real estate taxes	6	8
Accrued interest:
Primary lender-related party	313	282
Subordinated convertible debentures	19,492	18,605
Convertible debentures-related party	34,344	30,829
Other	2,881	2,835
Credit agreements:
Primary lender-related party	500	500
Notes payable	1,198	1,198
Subordinated convertible debentures payable	9,059	9,059
Convertible debentures payable-related party	1,500	1,500
	69,496	64,934

STOCKHOLDERS’ DEFICIENCY

Preferred stock, par value $1.00 per share;
authorized 5,000,000 shares; 2,000,000 Class A cumulative convertible shares issued and
outstanding; (liquidation preference of $8,000,000 and cumulative dividends)	2,000	2,000
Common stock, par value $.10 per share;
authorized 25,000,000 shares; 5,317,758
shares issued and outstanding	532	532
Paid-in capital	13,498	13,498
Accumulated deficit	(84,136)	(79,495)
	(68,106)	(63,465)
	$1,390	$1,469

See accompanying notes to Condensed Consolidated Financial Statements.

PART I   FINANCIAL INFORMATION (CONTINUED)

PGI INCORPORATED AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
REVENUES	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Real estate sales	$-	$-	$-	$16
Interest income-related party	7	10	22	31
	7	10	22	47
COSTS AND EXPENSES
Cost of real estate sales	-	-	-	1
Interest	313	305	933	911
Interest-related party	1,223	1,067	3,546	3,094
Taxes and assessments	2	2	7	7
Consulting and accounting	9	10	29	30
Legal and professional	1	6	6	11
General and administrative	18	17	142	48
	1,566	1,407	4,663	4,102
NET LOSS	$(1,559)	$(1,397)	$(4,641)	$(4,055)
NET LOSS PER SHARE (*)
AVAILABLE TO COMMON
STOCKHOLDERS-Basic and diluted	$(.32)	$(.29)	$(.96)	$(.85)

*  Considers the effect of cumulative preferred dividends in arrears for the three and nine months ended September 30, 2012 and 2011.

See accompanying notes to Condensed Consolidated Financial Statements.

PART I   FINANCIAL INFORMATION (CONTINUED)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2012	2011

Net cash used in operating activities	$(73)	$(66)
Cash flows from investing activities:
Proceeds from notes receivable-related party	73	66
Net cash provided by investing activities	73	66

Net change in cash	-	-

Cash at beginning of period	1	1

Cash at end of period	$1	$1

See accompanying notes to Condensed Consolidated Financial Statements.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

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

All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made.  The results for the three and nine months ended September 30, 2012 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2012 or any other interim period.

(2)	Per Share Data

Basic per share amounts are computed by dividing net income (loss), after considering current period dividends on the Company's preferred stock, by the average number of common shares.  The average number of common shares outstanding for the three and nine months ended September 30, 2012 and 2011 was 5,317,758.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Diluted per share amounts are computed by dividing net income (loss) by the average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures into shares of common stock.  For the three and nine months ended September 30, 2012 and 2011, the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

The following is a summary of the calculations used in computing basic and diluted loss per share for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Net Loss	$(1,559,000)	$(1,397,000)	$(4,641,000)	$(4,055,000)
Preferred Dividends	(160,000)	(160,000)	(480,000)	(480,000)
Loss Available to Common Shareholders	$(1,719,000)	$(1,557,000)	$(5,121,000)	$(4,535,000)
Weighted Average Number Of Common Shares Outstanding	5,317,758	5,317,758	5,317,758	5,317,758
Basic and Diluted Loss Per Share	$(.32)	$(.29)	$(.96)	$(.85)

(3)	Statement of Cash Flows

The Financial Accounting Standards Board Accounting Standards Codification Topic No. 230, “Statement of Cash Flows”, requires a statement of cash flows as part of a full set of financial statements.  For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows.  There were no payments of interest for the nine month periods ended September 30, 2012 and September 30, 2011.

(4)	Restricted Cash

Restricted cash includes restricted proceeds held by the primary lender as collateral for debt repayment.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(5)	Receivables

Net receivables consisted of:
	September 30, 2012	December 31, 2011
	($ in thousands)

Notes receivable – related party	$557	$630
Interest receivable – related party	-	1
	$557	$631

(6)	Land and Improvements

	September 30, 2012	December 31, 2011
	($ in thousands)

Unimproved land	$625	$625
Fully improved land	14	14
	$639	$639

(7)	Other Assets

Other assets consisted of:	September 30, 2012	December 31, 2011
	($ in thousands)

Deposit with Trustee of 6-1/2% debentures	$184	$184
Prepaid expenses	3	4
Other	1	5
	$188	$193

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(8)	Accounts Payable and Accrued Expenses

	September 30,	December 31,
	2012	2011
	($ in thousands)

Accounts payable	$-	$1
Accrued audit & professional	30	36
Accrued consulting fees-related party	1	1
Environmental remediation obligations	70	70
Accrued debenture fees	100	8
Accrued miscellaneous	2	2
	$203	$118

Accrued real estate taxes consisted of:
Current real estate taxes	$6	$8

(9)	Primary Lender Credit Agreements, Notes Payable, Subordinated and Convertible Debentures Payable

Credit agreements with the Company’s primary lender and notes payable consisted of the following:

	September 30,	December 31,
	2012	2011
	($ in thousands)
Credit agreements – primary lender related party:
balance is past due, bearing interest at prime plus 5%	$500	$500

Notes payable - $1,176,000 bearing interest at prime plus 2%,
the remainder non-interest bearing, all past due	1,198	1,198
	1,698	1,698

Subordinated debentures payable:
At 6-1/2% interest; due June 1, 1991	1,034	1,034
At 6% interest; due May 1, 1992	8,025	8,025
	9,059	9,059
Collateralized convertible debentures payable-related party:
At 14% interest; due July 8, 1997, convertible into shares of common stock at $1.72 per share	1,500	1,500
	$12,257	$12,257

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(10)	Income Taxes

At December 31, 2011, the Company had an operating loss carryforward of approximately $44,478,000 available to reduce future taxable income.  These operating losses expire at various dates through 2031.

The following summarizes the temporary differences of the Company at September 30, 2012 and December 31, 2011 at the current statutory rate:

	September 30,	December 31,
	2012	2011
	($ in thousands)
Deferred tax asset:
Net operating loss carryforward	$18,667	$16,902
Adjustments to reduce land to net realizable value	12	12
Expenses capitalized under IRC 263(a)	56	56
Environmental liability	27	27
Valuation allowance	(18,590)	(16,825)
	172	172
Deferred tax liability:
Basis difference of land and improvement inventories	172	172
Net deferred tax asset	$-	$-

(11)	Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, other than debt, approximates fair value at September 30, 2012 and December 31, 2011 because of the short maturity of those instruments.  It was not practicable to estimate the fair value of the Company’s debt with its primary lender, its notes payable and its convertible debentures because these debts are in default causing no basis for estimating value by reference to quoted market prices or current rates offered to the Company for the debt.

PGI INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Preliminary Note

The Company’s most valuable remaining asset is a parcel of 366 acres located in Hernando County, Florida.  As of September 30, 2012, the Company also owned 6 single family lots, located in Citrus County, Florida.  In addition, the Company owns some minor parcels of real estate in Charlotte County, and Citrus County, Florida, which totals approximately 60 acres, but these have limited value because of associated developmental constraints such as wetlands, easements, and/or other obstacles to development and sale.

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

Results of Operations

Revenues for the three months ended September 30, 2012 decreased by $3,000 to $7,000 from $10,000 for the comparable 2011 period as a result of decreased interest income of $3,000 during 2012 due primarily to a lower balance on the short-term note receivable balance with Love Investment Company (“LIC”), an affiliate of L-PGI, the Company’s primary preferred stock shareholder.  In addition, the minimum interest rate under the terms of the note receivable dropped to 5% in 2012 as compared to 6% in 2011. Expenses for the three months ended September 30, 2012 increased by $159,000 when compared to the same period in 2011, resulting primarily from an increase in interest expense of $164,000 due to interest accruing on higher past due balances under the various credit agreements, notes payable and debentures which increased over the same period in 2011 for accrued but unpaid interest.  In addition, legal and professional expenses decreased by approximately $5,000 primarily due in part to expenses incurred in 2011 for the set up of a website as required by the SEC that were not incurred during the same period in 2012.  As a result, a net loss of $1,559,000 was incurred for the three months ended September 30, 2012 compared to a net loss of $1,397,000 for the comparable period in 2011.  After consideration of cumulative preferred dividends in arrears, totaling $160,000 for each three month period ended September 30, 2012 and 2011, a net loss per share of $(.32) and $(.29) was incurred for the three month periods ended September 30, 2012 and 2011, respectively.

Revenues for the first nine months of 2012 decreased by $25,000 to $22,000 from $47,000 for the comparable 2011 period primarily as a result of no real estate sales revenue in 2012 as compared to $16,000 in real estate revenue generated from the sale of a single family lot in the first quarter of 2011.  In addition, there was a $9,000 decrease in interest income due primarily to a lower balance on the short-term note receivable balance with LIC and the minimum interest rate under the terms of the note receivable dropped to 5% in 2012 as compared to 6% in 2011.  Expenses for the nine month period ended September 30, 2012 increased by $561,000 when compared to the same period in 2011 primarily resulting from an increase in interest expense of $474,000 due to interest accruing on higher past due balances under the various credit agreements, notes payable and debentures which increased over the same period in 2011 for accrued but unpaid interest.  In addition, general and administrative expenses increased by approximately $94,000 primarily due to cumulative annual administration fees for prior years relating to the 6% subordinated convertible debentures. As a result, a net loss of $4,641,000 was incurred for the first nine months of 2012 compared to a net loss of $4,055,000 for the first nine months of 2011.  After consideration of cumulative preferred dividends in arrears, totaling $480,000 for each of the nine months ended September 30, 2012 and 2011 (based on $160,000 for each three month period therein), a net loss per share of $(.96) and $(.85) was incurred for the nine month periods ended September 30, 2012 and 2011, respectively.  The total cumulative preferred dividends in arrears through September 30, 2012 is $11,155,000.

PGI INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

There have been no sales of real estate in 2012.  In the first quarter of 2011, the Company completed the sale of a single family lot at the price of $16,000.  This lot was carried on the Company’s books at a minimal value.

Interest expense during the three month and nine month periods ended September 30, 2012 increased by $164,000 and $474,000, respectively, when compared to the same periods during 2011.  This increase is a result of interest accruing on past due balances under the various credit agreements, notes payable and debentures, which increased at various intervals during the year for accrued but unpaid interest.

As of September 30, 2012, the Company remained in default of its primary lender indebtedness of $500,000 with PGIP, LLC (“PGIP”), an entity related to L-PGI, as well as under its subordinated and convertible debentures and notes payable.  PGIP holds restricted funds of the Company pursuant to an escrow agreement whereby funds may be disbursed (i) as requested by the Company and agreed to by PGIP, (ii) as deemed necessary and appropriate by PGIP, to protect PGIP's interest in the Retained Acreage (as hereinafter defined), including PGIP's right to receive principal and interest under the note agreement securing the remaining indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company.  The restricted escrow funds held by PGIP were $5,000 at September 30, 2012 and December 31, 2011.  The Company did not utilize any of the restricted escrow funds during the nine months ended September 30, 2012 or 2011.  The primary parcel of real estate owned by the Company, totaling 366 acres and located in Hernando County, Florida (the "Retained Acreage"), remains subject to the primary lender indebtedness.

Cash Flow Analysis

During the nine month period ended September 30, 2012, the Company’s net cash used in operating activities was $73,000 compared to $66,000 for the comparable 2011 period.  Net cash provided from investing activities during the nine months ended September 30, 2012 and 2011 consisted of $73,000 and $66,000, respectively, in note receivable proceeds received from LIC.  The Company receives proceeds from its notes receivable from LIC as needed to fund its operating activities.

PGI INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Analysis of Financial Condition

Total assets decreased by $79,000 at September 30, 2012 compared to total assets at December 31, 2011, reflecting the following changes:

	September 30, 2012	December 31, 2011	Increase (Decrease)
	($ in thousands)

Cash	$1	$1	$-
Restricted cash	5	5	-
Receivables-related party	557	631	(74)
Land and improvement inventories	639	639	-
Other assets	188	193	(5)
	$1,390	$1,469	$(79)

During the nine month period ended September 30, 2012, the amount of receivables decreased by $74,000 due to the Company’s receipt of principal and interest payments from LIC, a related party, under the note receivable from LIC, and the amount of other assets decreased by $5,000 primarily due to the utilization of deferred expenses for services relating to the XBRL filing requirements with the SEC.

Liabilities were approximately $69.5 million at September 30, 2012 compared to approximately $64.9 million at December 31, 2011, reflecting the following changes:

	September 30, 2012	December 31, 2011	Increase (Decrease)
	($ in thousands)

Accounts payable & accrued expenses	$203	$118	$85
Accrued real estate taxes	6	8	(2)
Accrued interest	57,030	52,551	4,479
Credit agreements – primary lender
related party	500	500	-
Notes payable	1,198	1,198	-
Subordinated convertible			-
debentures payable	9,059	9,059	-
Convertible debentures payable-related
party	1,500	1,500	-
	$69,496	$64,934	$4,562

 PGI INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

During the nine month period ended September 30, 2012, the amount of accounts payable and accrued expenses increased by $85,000 primarily as a result of approximately $90,000 in accrued cumulative annual administration fees for prior years relating to the 6% subordinated convertible debentures.  This increase was offset by an $5,000 decrease in accrued expenses primarily due to timing differences and the payment of certain other accrued expenses.  Accrued interest during the nine month period ended September 30, 2012 increased by $4.479 million due to the amount of interest expense for such period.  During the nine month period ended September 30, 2012 and September 30, 2011, the Company made no interest payments on its various credit agreements, notes payable and debentures.

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

The Company remains in default on the entire principal amount plus interest (including certain sinking fund and interest payments with respect to its subordinated debentures) of its subordinated and convertible debentures and notes payable, as well as its primary lender indebtedness with PGIP.  The principal and accrued interest amounts due are as indicated in the following table:

	September 30, 2012
	Principal	Accrued
	Amount Due	Interest
	($ in thousands)

Subordinated convertible debentures:
At 6 ½%, due June 1, 1991	$1,034	$1,595
At 6%, due May 1, 1992	8,025	17,897
	$9,059	$19,492
Collateralized convertible debentures:
Related party, at 14%, due July 8, 1997	$1,500	$34,344

Notes Payable:
At prime plus 2%, due October 1, 1984	$176	$401
At prime plus 2%, due October 1, 1987	1,000	2,480
Non-interest bearing, due August 1, 1993	22	-
	$1,198	$2,881
Primary Lender
Related party, at prime plus 5%, due June 1,1997	$500	$313

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.
ITEM 4. CONTROLS AND PROCEDURES

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.  There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 4.  MINE SAFETY DISCLOSURES

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

PGI INCORPORATED
(Registrant)

Date: November 14, 2012	By:	/s/ Laurence A. Schiffer
Laurence A. Schiffer
President
(Duly Authorized Officer, Principal Executive Officer
and Principal Financial Officer)

PGI INCORPORATED AND SUBSIDIARIES

EXHIBIT INDEX

2.	Inapplicable.

3.(i)	Inapplicable.

3.(ii)	Inapplicable.

4.	Inapplicable.

10.	Inapplicable.

11.	Statement re: Computation of Per Share Earnings (Set forth in Note 2 of the Notes to Condensed Consolidated Financial Statements (Unaudited) herein).

15	Inapplicable.

18.	Inapplicable.

19.	Inapplicable.

22.	Inapplicable.

23.	Inapplicable.

24.	Inapplicable.

31(i).1	Principal Executive Officer certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31(i).2	Principal Financial Officer certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350.

95.	Inapplicable

99.	Inapplicable.

100.	Inapplicable.

101.	Instance Document, Schema Document, Calculation Linkbase Document, Labels Linkbase Document, Presentation Linkbase Document and Definition Linkbase Document.*

*  Furnished with this report.