Form 10-K
period 2012-12-31
PGI INC
filed 2013-03-29
CIK 81157

U.S SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10–K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission File Number  1-6471

PGI INCORPORATED
(Exact name of registrant as specified in its charter)

FLORIDA	59-0867335
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

212 SOUTH CENTRAL,
ST. LOUIS, MISSOURI  63105
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012 cannot be determined.  See Item 5 of Form 10-K.

State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of March 29, 2013, 5,317,758 shares of Common Stock, par value $.10 per share, were outstanding.

PGI INCORPORATED AND SUBSIDIARIES
FORM 10 – K  -  2012
Contents and Cross Reference Index

PART I

ITEM 1.	BUSINESS

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

Presently, the most valuable remaining asset of the Company is a parcel of 366 acres located in Hernando County, Florida. The Company also owns a number of scattered sites in Charlotte County, Florida (the “Charlotte Property”), which total approximately 60 acres, but most of these sites are subject to easements which markedly reduce their value, consist of wetlands of indeterminate value and/or are subject to obstacles to development and the sale of such property.  As of December 31, 2012, the Company also owned six single family lots located in Citrus County, Florida.

As of December 31, 2012, the Company had no employees, and all services provided to the Company are through contract services.

MOST RECENT DEVELOPMENTS

The principal remaining real property asset of the Company is a 366 acre undeveloped parcel in Hernando County, Florida, which property is encumbered by secured creditor claims.

This parcel is difficult to value because of uncertainty related to the possible extension of the Suncoast Expressway, which terminates on the south side of Route 98 opposite this property. Planning continues for the proposed northward continuation of the Suncoast Expressway, and based on an endorsement by the Citrus County Commission in 2007 to re-adopt a project that was originally approved in 1998, the route that is presently believed to be the most probable is through the middle of this parcel of property. However, until and unless the uncertainty regarding the future expansion of the Suncoast Expressway and the related prospect of an eminent domain taking of a significant portion of the parcel is resolved, planning with respect to this property is difficult. The Company continues its efforts to dispose of all of its real estate.

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

Foremost among these factors is that the Suncoast Expressway may be extended to the north. Such an extension is almost certain to impact the property, since the probable routes as presently proposed would require a significant part of this tract. Additional factors include the present lack of water and sewers on the site, as well as the lack of roads on the site. Also, about forty acres of the property have been designated in the Hernando County’s future land use plan for commercial use rather than single family use. Finally, market demand appears to be shifting away from lots with greenways as originally contemplated in favor of larger estate type lots and/or higher density condo/townhouse development.

Other vacant parcels, which could be competitive, do exist in the immediate area, most of which do not suffer the same planning constraint concerning the possible extension of the Suncoast Expressway.

The property is encumbered by mortgages granted by the Company in connection with the primary lender debt of $824,000 in principal and accrued interest and the convertible debentures held by Love-1989 Florida Partners, L.P. (“Love-1989”) which total $19,856,000 in principal and accrued interest at December 31, 2012. The primary lender debt and convertible debentures are past due and in default (See Notes 7 and 9 to the Consolidated Financial Statements under Item 8).

The Company also owns twelve parcels in Charlotte County, Florida approximating 60 acres in total. Substantially all such holdings, however, consist of scattered sites that are subject to development restrictions occasioned by being seriously impacted by wetlands. The potential purchaser market for such properties is extremely limited. The Company also owns six single family lots in Citrus County, Florida. The Company continues its efforts to dispose of all of its real estate.

The Company believes the properties are adequately covered by insurance.

ITEM 3.	LEGAL PROCEEDINGS

The Company, to its knowledge, currently is not a party in any legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no public trading market for the Company’s common equity securities. There have been no reported transactions in the Company’s common stock, par value $.10 (the “Common Stock”), since January 29, 1991, with the exception of the odd lot tender offer by PGIP, LLC, an affiliate of the Company (“PGIP”), in 2003 described previously in the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2004. No dividends have ever been paid on the Common Stock, and payment of dividends on the Common Stock is restricted under the terms of the two indentures pursuant to which the Company’s outstanding subordinated convertible debentures are issued and by the terms of the Company’s preferred stock. As of December 31, 2012 to the Company’s knowledge, there were 596 holders of record of the Company’s Common Stock and approximately 445 debenture holders.

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

The cumulative amount due for these two issues is as follows:

	12/31/2012
	Principal Amount Due	Unpaid Interest
	($ in thousands)

Subordinated debentures due June 1, 1991	$1,034	$1,613
Subordinated debentures due May 1, 1992	8,025	18,178
	$9,059	$19,791

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

If such claims are barred, it is possible that the Company would potentially have to record net income in like amount, without the receipt of any cash, and could potentially incur a large tax liability. Any such potential tax liability might be averted and/or mitigated, however, by the utilization of the Company’s tax loss carryforwards, which as of December 31, 2012 totaled approximately $ 47,445,000.

Even if claims by the subordinated convertible debenture holders are barred in full and there is no cash tax consequence to the Company as a result of the utilization of the tax loss carry forwards, the Company would nonetheless have a substantial Stockholders’ Deficiency. As of December 31, 2012, the Stockholders’ Deficiency of the Company was $69,711,000.

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

RESULTS OF OPERATIONS

Revenues

Revenues for the year ended December 31, 2012 decreased by $27,000 to $29,000 compared to revenues of $56,000 for the year ended December 31, 2011 primarily as a result of no real estate sales revenue in 2012 as compared to $16,000 in real estate revenue generated from the sale of a single family lot in 2011. In addition, there was an $11,000 decrease in interest income during 2012. This decrease is a result of a lower balance on the short-term note receivable with Love Investment Company (“LIC”), an affiliate of L-PGI, the Company’s primary preferred stock shareholder, and the minimum interest rate under the terms of the note receivable dropped to 5% in 2012 as compared to 6% in 2011. The note receivable balance was $542,200 and 630,300 as of December 31, 2012 and 2011, respectively.

The Company continues to be affected by a depressed real estate market and other factors as previously described under “Item 2. Properties.”

Costs and Expenses

Expenses for the years 2012 and 2011 were:
	2012	2011

Taxes and Assessments	9,000	9,000
Consulting and Accounting-related party	39,000	40,000
Legal and Professional	9,000	9,000
General and Administrative	159,000	63,000

General and administrative expenses increased by $96,000 during the year ended December 31, 2012, compared to the year ended December 31, 2011, of which approximately $94,000 was primarily due to cumulative annual administration fees for prior years relating to the 6% subordinated convertible debentures. General and administrative expenses also increased by approximately $2,000 in 2012 compared to 2011 due to the full year of compliance costs incurred in 2012 in connection with the SEC’s XBRL filing requirements. These filing requirements, however, did not become effective for the Company until the third quarter of 2011, which resulted in slightly less compliance costs in 2011.

Interest expense for the two years ended December 31, 2012 and 2011 was:

	2012	2011
	($ in thousands)

Interest Expense	$6,059	$5,417

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Interest expense in 2012 increased by $642,000 compared to 2011 as a result of interest accruing on past due balances which increase at various intervals throughout the year for accrued but unpaid interest.

The net loss was $6,246,000 ($1.29 per share) for 2012 compared to a net loss of $5,483,000 ($1.15 per share) for 2011 with such increase being primarily attributable to the increase in interest expense described above. Included in the 2012 and 2011 loss per share computation is $640,000 ($.12 per share of Common Stock) of annual cumulative preferred stock dividends in arrears.

FINANCIAL CONDITION

Total assets decreased by $94,000 at December 31, 2012 compared to total assets at December 31, 2011 reflecting the following changes:

			Increase
	2012	2011	(Decrease)
	($ in thousands)

Cash and Cash Equivalents	$1	$1	$-
Restricted Cash	5	5	-
Receivables-related party	543	631	(88)
Land and Improvements	639	639	-
Other Assets	187	193	(6)
	$1,375	$1,469	$(94)

Net cash used in operations was $88,000 for the year ended December 31, 2012 compared to net cash used in operations of $74,000 for the year ended December 31, 2011. Net cash used in operations consists of cash received from operations less cash expended for operations.

Cash received from operations during 2012 was $29,000, a $27,000 decrease from cash received during 2011 of $56,000. There were no real estate sales in 2012, however, cash received in 2011 included $16,000 in proceeds from the sale of a single-family lot. In addition, interest payments received from the Company’s note receivable with LIC decreased in 2012 by $11,000 from $29,000 in 2012 compared to $40,000 in 2011.

Cash expended for operations decreased by $13,000 to $117,000 during 2012 from $130,000 in 2011, reflecting a $1,000 decrease in cost of real estate sales, a $1,000 decrease in payments for consulting fees, and an $11,000 decrease in general and administrative expenses primarily due to a $4,000 decrease in insurance premiums paid resulting from changes in the package policy portfolio allocations and a $4,000 decrease in audit fees paid in 2012 compared to 2011 due to a timing differences and the payment of payables from 2010. In addition, in 2012 there was a $2,000 decrease in cash expenditures for the cost of XBRL filing services as compared to 2011 due to prepaid services for XBRL filings through June 30, 2012 in 2011. No similar prepayments were made in 2012.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

During 2012 and 2011, investing activities provided $88,000 and $74,000, respectively, of cash, which consisted of the receipt of net principal repayments of the Company’s short-term note with LIC. As a result, the amount of receivables-related party decreased by $88,000 as of December 31, 2012 compared to December 31, 2011.

The $6,000 decrease in other assets at December 31, 2012 compared to year-end 2011 primarily represents a timing difference in the payment of deferred charges relating to the contract for services to comply with the XBRL filing requirements with the SEC.

Liabilities were $71,086,000 at December 31, 2012 compared to $64,934,000 at December 31, 2011, reflecting the following changes:

			Increase
	2012	2011	(Decrease)
	($ in thousands)
Accounts payable and accrued expenses	$211	$118	$93
Accrued real estate taxes	8	8	-
Accrued interest	22,688	21,440	1,248
Accrued interest-related party	35,922	31,111	4,811
Credit agreements – primary
lender related party	500	500	-
Notes payable	1,198	1,198	-
Convertible subordinated
debentures payable	9,059	9,059	-
Convertible debentures payable-
related party	1,500	1,500	-
	$71,086	$64,934	$6,152

Accrued expenses increased by $94,000 at December 31, 2012 compared to December 31, 2011 due to the accrual of cumulative annual administration fees for prior years relating to the 6% subordinated convertible debentures.

The increase in accrued interest at December 31, 2012 compared to year-end 2011 reflects changes in the following accrued interest categories:

			Increase
	2012	2011	(Decrease)
	($ in thousands)
Primary lender-related party	$324	$282	$42
Debentures	19,792	18,605	1,187
Debentures-related party	35,598	30,829	4,769
Other	2,896	2,835	61
	$58,610	$52,551	$6,059

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Accrued interest increased due to the nonpayment of interest expense during the year ended December 31, 2012. The accrued interest relating to debentures also increased due to the additional accrual of interest on the nonpayment of previously accrued interest on the Company’s debentures (see Notes 8 and 9 to the consolidated financial statements under Item 8).

The Company’s stockholders’ deficiency increased to $69,711,000 at December 31, 2012 from a $63,465,000 stockholders’ deficiency at December 31, 2011, reflecting the 2012 operating loss of $6,246,000.

New Accounting Standards

There were no accounting standards issued during 2012 or 2011 that management believes will have a material impact on the Company’s financial statements.

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
St. Louis, Missouri

We have audited the accompanying consolidated statements of financial position of PGI Incorporated and Subsidiaries (“Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PGI Incorporated and Subsidiaries at December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BKD, LLP

St. Louis, Missouri
March 29, 2013

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
December 31, 2012 and 2011

	ASSETS			LIABILITIES
	2012	2011		2012	2011

Cash and cash equivalents	$1,000	$1,000	Accounts payable and accrued expenses (Note 6)	$211,000	$118,000

Restricted cash (Note 3)	5,000	5,000	Accrued real estate taxes (Note 6)	8,000	8,000

Receivables-related party (Note 14)	543,000	631,000	Accrued Interest:

Land and improvement inventories (Note 4)	639,000	639,000	Primary lender-related party (Note 7)	324,000	282,000

Other assets (Note 5)	187,000	193,000	Subordinated convertible debentures (Note 8)	19,792,000	18,605,000

			Convertible debentures-related party (Note 9)	35,598,000	30,829,000

			Other (Note 7)	2,896,000	2,835,000

			Credit Agreements (Note 7):
			Primary lender-related party	500,000	500,000
			Notes payable	1,198,000	1,198,000
			Subordinated convertible debentures payable (Note 8)	9,059,000	9,059,000
			Convertible debentures payable-related party (Note 9)	1,500,000	1,500,000

				71,086,000	64,934,000
			Commitments and Contingencies (Note 13)

			STOCKHOLDERS’ DEFICIENCY
			Preferred stock, par value $1.00 per share; authorized 5,000,000 shares; 2,000,000 Class A cumulative convertible Shares issued and outstanding; (liquidation preference of $8,000,000 and cumulative dividends) (Note 11)	2,000,000	2,000,000

			Common stock, par value $.10 per share; authorized 25,000,000 shares; 5,317,758 shares issued and outstanding (Note 11)	532,000	532,000
			Paid-in capital	13,498,000	13,498,000

			Accumulated deficit	(85,741,000)	(79,495,000)
				(69,711,000)	(63,465,000)
	$1,375,000	$1,469,000		$1,375,000	$1,469,000

See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2012 and 2011

	2012	2011
Revenues:
Real estate sales (Note 2)	$-	$16,000
Interest income-related party (Note 2)	29,000	40,000
	29,000	56,000

Costs and expenses:
Cost of real estate sales	-	1,000
Interest	1,248,000	1,219,000
Interest-related party	4,811,000	4,198,000
Taxes and assessments	9,000	9,000
Consulting and accounting- related party	39,000	40,000
Legal and professional	9,000	9,000
General and administrative	159,000	63,000
	6,275,000	5,539,000

Net Loss	$(6,246,000)	$(5,483,000)

Loss Per Share Available to Common Stockholders – Basic and Diluted (Note 16)	$(1.29)	$(1.15)

See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2012 and 2011

	2012	2011
Cash flows from operating activities:

Cash received from operations:

Real estate sales	$-	$16,000
Interest received-related party	29,000	40,000
	29,000	56,000

Cash expended for operations:

Payments for real estate sales	-	1,000
Taxes and assessments	9,000	9,000
Consulting and accounting-related party	39,000	40,000
Legal and professional	9,000	9,000
General and administrative	60,000	71,000
	117,000	130,000

Net cash flow used in operating activities	(88,000)	(74,000)

Cash flows from investing activities:

Net repayments of notes receivable-related party	88,000	74,000
Net cash flow provided by investing activities	88,000	74,000

Net change in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of year	1,000	1,000
Cash and cash equivalents at end of year	$1,000	$1,000

See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years ended December 31, 2012 and 2011

	2012	2011
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(6,246,000)	$(5,483,000)

Adjustments to reconcile net loss to net cash used in operating activities:

(Increase) decrease in assets:
Prepaid expenses	2,000	-
Deferred charges	4,000	(4,000)

Increase (decrease) in liabilities:
Accounts payable and accrued expenses	93,000	(3,000)
Accrued real estate taxes	-	(1,000)
Accrued interest	1,248,000	1,219,000
Accrued interest-related party	4,811,000	4,198,000

Net cash flow used in operating activities	$(88,000)	$(74,000)

See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
Years ended December 31, 2012 and 2011

	Preferred Stock		Common Stock			Accumulated
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Deficit

Balances at 1/1/11	2,000,000	$2,000,000	5,317,758	$532,000	$13,498,000	$(74,012,000)
Net Loss	-	-	-	-	-	(5,483,000)
Balances at 12/31/11	2,000,000	2,000,000	5,317,758	532,000	13,498,000	(79,495,000)
Net Loss	-	-	-	-	-	(6,246,000)
Balances at 12/31/12	2,000,000	$2,000,000	5,317,758	$532,000	$13,498,000	$(85,741,000)

See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

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

Revenues for the years ended December 31, 2012 and 2011 included interest income from a short-term note receivable with Love Investment Company (“LIC”), an affiliate of L-PGI, the Company’s primary preferred stock shareholder.

There were no real estate sales in 2012. In the first quarter of 2011, the Company completed the sale of a single family lot at the price of $16,000. As of December 31, 2012 the Company owned six lots in Citrus County, Florida. The Company continues to be effected by a depressed real estate market in Citrus County, Florida.

3.	Restricted Cash:

Restricted cash includes restricted proceeds held by PGIP, LLC (“PGIP”), the Primary Lender, as collateral for debt repayment (see Note 14).

The restricted escrow funds balance was $5,000 at December 31, 2012 and December 31, 2011.

4.	Land and Improvements:

Land and improvement inventories consisted of:

	2012	2011

Unimproved land	$625,000	$625,000
Fully improved land	14,000	14,000
	$639,000	$639,000

5.	Other Assets:

Other assets consisted of:

	2012	2011

Deposit with Trustee of 6 ½% debentures	$184,000	$184,000
Prepaid expenses	2,000	4,000
Deferred charges	1,000	5,000
	$187,000	$193,000

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

6.	Accounts Payable and Accrued Expenses: Accounts payable and accrued expenses consisted of:

	2012	2011

Accounts payable	$-	$1,000
Accrued audit/tax expense	36,000	36,000
Accrued consulting fees-related party	1,000	1,000
Environmental remediation obligations	70,000	70,000
Accrued debenture fees	103,000	8,000
Accrued miscellaneous	1,000	2,000
	$211,000	$118,000
Accrued Real Estate Taxes:
Accrued real estate taxes consisted of:
Current	$8,000	$8,000

7.	Credit Agreements – Primary Lender and Notes Payable: Credit agreements with the Company’s primary lender and notes payable consisted of the following:

	2012	2011
Credit agreements –
Primary lender (PGIP-related party), at prime plus 5%, due June 1, 1997	$500,000	$500,000

Notes payable –
At prime plus 2%, due October 1, 1984	176,000	176,000
At prime plus 2%, due October 1, 1987	1,000,000	1,000,000
Non-interest bearing, due August 1, 1993	22,000	22,000
	$1,698,000	$1,698,000

The prime rate at December 31, 2012 and 2011, was 3.25%.

At December 31, 2012 assets collateralizing the Company’s credit agreements with its primary lender totaled $644,000, of which $5,000 represented escrow held by the primary lender, and $639,000 represented land and improvement inventories.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

7.	Credit Agreements – Primary Lender and Notes Payable (continued):

The overall weighted-average interest rate for the Company’s credit agreements with its primary lender and all remaining notes and mortgages was approximately 6.1% as of both December 31, 2012 and 2011.

Although substantially all of the Company’s real and personal property including all of the stock of the Company’s wholly-owned subsidiaries remains pledged as collateral, the Company negotiated agreements with its mortgage holders to allow the Company to sell part of its land holdings without requiring full payment of the secured debt.

Accrued interest due to the primary lender was $324,000 and $282,000 at December 31, 2012 and 2011, respectively.  Accrued interest on other notes payable was $2,896,000 and $2,835,000 at December 31, 2012 and 2011, respectively.

All of the primary lender debt and notes payable including accrued interest are past due.

8.	Subordinated Convertible Debentures Payable: Subordinated debentures payable consisted of:
	2012	2011

6 ½%, due June 1991	$1,034,000	$1,034,000
6%, due May 1992	8,025,000	8,025,000
	$9,059,000	$9,059,000

Since issuance, $650,000 and $152,000 of the 6½% and 6% debentures, respectively, have been converted into common stock.  This conversion feature is no longer in effect.

The Company is in default of certain sinking fund and interest payments on both subordinated debentures totaling $9,059,000 in principal plus accrued and unpaid interest of $19,792,000 at December 31, 2012 and $18,605,000 as of December 31, 2011.

The debentures are not collateralized and are not subordinate to each other, but are subordinate to senior indebtedness ($3,198,000 at December 31, 2012). Payment of dividends on the Company’s common stock is restricted under the terms of the two indentures pursuant to which the outstanding debentures are issued.

In order to meet liquidity needs for future periods, the Company has been and intends to continue to actively seek buyers for the remaining portion of the underdeveloped  acreage, when appropriate.

No assurances can be made that the Company can achieve this objective.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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

Accrued interest was $35,598,000 and $30,829,000 at December 31, 2012 and 2011 respectively.

10.	Income Taxes:

Reconciliation of the statutory federal income tax rates, 34% for the years ended December 31, 2012 and 2011, to the Company’s effective income tax rates follows:

	2012		2011
	($ in thousands)
	Amount of tax	Percent of Pre-tax Loss	Amount of Tax	Percent of Pre-tax loss

Expected tax (credit)	$(2,124)	(34.0%)	$(1,864)	(34.0%)
State income taxes, net of	(250)	(4.0%)	(219)	(4.0%)
federal tax benefits
Expiration of net operating	1,247	20.0%	1,068	19.5%
loss carryovers
Increase in valuation allowance	1,127	18.0%	1,015	18.5%
	$-	-	$-	-

At December 31, 2012, the Company had an operating loss carryforward of approximately $ 47,445,000 which are expiring and will expire at various dates through 2032.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

10.	Income Taxes (continued):

	2012	2011
	($ in thousands)
Deferred tax asset:
Net operating loss carryover	$18,029	$16,902
Adjustments to reduce land to net
realizable value	12	12
Expenses capitalized under IRC 263(a)	56	56
Environmental liability	27	27
Valuation allowance	(17,952)	(16,825)
	172	172
Deferred tax liability:
Basis difference of land and
improvement inventories	172	172

Net deferred tax asset	$-	$-

The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2009.

11.	Capital Stock:

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

The holders of the preferred stock are entitled to one vote per share and, except as provided by law, will vote as one class with the holders of the common stock. Class A preferred stockholders are also entitled to receive cumulative dividends at the annual rate of $.32 per share, an effective yield of 8%. Dividends accrued for an initial two year period and, at the expiration of this period, preferred stockholders had the option of receiving accumulated dividends, when and if declared by the Board of Directors, in cash (unless prohibited by law or contract) or common stock. At December 31, 2012 cumulative preferred dividends in arrears totaled $11,315,000 ($640,000 of which related to the year ended December 31, 2012). On May 15, 1997 preferred dividends accrued through April 25, 1995 totaling $4,260,433 were paid in the form of 2,000,203 shares of common stock.

As of December 31, 2012, the preferred stock is callable or redeemable at the option of the Company at $4.00 per share plus accrued and unpaid dividends.  In addition, the preferred stock will be entitled to preference of $4.00 per share plus accrued and unpaid dividends in the event of liquidation of the Company.

At December 31, 2012 the Company had reserved 6,319,540 common shares for the conversion of preferred stock and debentures.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

12.	Quarterly Results:

There were no significant transactions in the fourth quarter of 2012.

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

As of December 31, 2012 the Company was in default of its primary credit agreements with PGIP, its Primary Lender (Note 7).

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
7.    Handle day-to-day accounting requirements

In addition, the Company receives office space, telephone service and computer service from LREC.  A fee of $2,800 per month was accrued in 2012 and 2011.  The Company made payments of $33,600 to LREC in 2012 and 2011 respectively for accounting service fees.  There were no accrued accounting service fees as of December 31, 2012 and 2011.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

14.	Related Party Transactions (continued):

Effective March 25, 1987, the Company entered into a Management Consulting Agreement with LREC. As a consultant to the Company and in addition to the above services, LREC provides other services including, but not limited to, strategic planning, marketing and financing as requested by the Company. In consideration for these consulting services, the Company pays LREC a quarterly consulting fee of one-tenth of one percent of the carrying value of the Company’s assets, plus reasonable out-of-pocket expenses. As of December 31, 2012, the carrying value of the Company’s assets was approximately $1,375,000. Consulting fees were $6,000 in both 2012 and 2011, respectively. As of both December 31, 2012 and 2011, a total of $1,000 of unpaid fees had accrued under this agreement.

In 1985 a corporation owned by the former Chairman of the Board and his family made an uncollateralized loan to the Company, which at December 31, 2012 had an outstanding balance, including accrued interest, of $579,000.  Interest accrued on this loan was $9,000 in both 2012 and 2011, respectively.

From time to time, the Company invests in short-term debt obligations of an affiliate of L-PGI, the Company’s preferred shareholder, Love Investment Company (Note 2). The balance of this receivable including accrued interest at December 31, 2012 and 2011 was $543,000 and $631,000, respectively. Interest on the loans was $29,000 and $40,000 for 2012 and 2011, respectively.

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

Accounts Payable:

The carrying amount approximates fair value because of the short-term maturity of those debts.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

15.	Fair Value of Financial Instruments (continued):

Debt:

It was not practicable to estimate the fair value of the Company’s debt with its primary lender, its notes payable and its convertible debentures because these debts are in default causing no basis for estimating value by reference to quoted market prices or current rates offered to the Company for debt of the same remaining maturities.

The estimated fair values of the Company’s financial instruments are as follows:

	2012		2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and Restricted Cash	$6,000	$6,000	$6,000	$6,000
Receivables	543,000	543,000	631,000	631,000
Accounts Payable	-	-	1,000	1,000
Debt	12,257,000	-	12,257,000	-

16.	Loss Per Share:

The following is a summary of the calculations used in computing basic and diluted loss per share:

	2012	2011
Numerator:
Net Loss	$(6,246,000)	$(5,483,000)
Preferred Dividends	(640,000)	(640,000)
Loss Available to Common Shareholders	$(6,886,000)	$(6,123,000)

Denominator:
BASIC
Weighted average amount of shares outstanding	5,317,758	5,317,758

DILUTED
Weighted average amount of shares outstanding	5,317,758	5,317,758
Dilutive effect of assumed conversion of Preferred Stock	-	-
Dilutive common shares	5,317,758	5,317,758

Loss per share
Basic	$(1.29)	$(1.15)
Diluted	(1.29)	(1.15)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) under the supervision and with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of the Company. Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012. There have been no changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ending December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concludes that, as of December 31, 2012, the Company’s internal control over financial reporting is effective.

ITEM 9B.	OTHER INFORMATION

Not Applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following information, regarding executive officers and directors of the Company, is as of March 29, 2013.

Name and Age	Position with Company and Business Experience During the Last Five Years

Laurence A. Schiffer (age 73)	Director of the Company since April 1987; President, Chief Executive Officer and Chief Financial Officer of the Company since February 1994; Vice Chairman of the Board since May 1987; President and Chief Executive Officer of Love Real Estate Company and Love Investment Company since 1973; Chairman of Heartland Bank and President of LSHC, the parent company of Heartland Bank since December 1985; Manager of PGIP since 1995; member of the Real Estate Board of Metropolitan St. Louis and the National Association of Real Estate Boards.

Andrew S. Love Jr. (age 69)	Director and Chairman of the Company’s Board of Directors since May 1987; Secretary since February 1994; Chairman of the Board of Love Real Estate Company and Secretary of Love Investment Company since 1973; Partner in St. Louis based law firm of Bryan, Cave, McPheeters & McRoberts until 1991; Director of Heartland Bank and Chairman of LSHC, the parent company of Heartland Bank since December 1985; Manager of PGIP since 1995.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Company was not furnished any Forms 3, 4 or 5, or any amendments thereto, during our most recent fiscal year.  Accordingly, the Company is not aware of any officer, director or beneficial owner of more than 10 percent of the Company’s registered securities that failed to file on a timely basis Forms 3, 4 and 5 required under Section 16(a) of the Securities Exchange Act of 1934, as amended, during fiscal year ended 2012.

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

Neither Mr. Schiffer nor Mr. Love received fees from any source directly attributable to their services as directors of the Company during 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below provides certain information as of March 29, 2013 regarding the beneficial ownership of the Common Stock and the Class A cumulative convertible preferred stock (the “Preferred Stock”) by each person known by the Company to be the beneficial owner of more than five percent of either the Common Stock or the Preferred Stock, each director of the Company (which persons are also the Company’s only executive officers), and by virtue of the foregoing, the directors and executive officers of the Company as a group.

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

8.	These shares are the same shares reflected in Footnotes 5, 6 and 7. See Footnote 5 above and Item 13. “Certain Relationships and Related Transactions, and Director Independence” for more information.
9.	Addresses for beneficial owners are as follows:

Estate of Harold Vernon 3201 W. Rolling Hills Circle Davie, FL 33328	Love-PGI Partners, L.P 212 So. Central, Suite 100 St. Louis, MO 63105	Laurence A. Schiffer 212 So. Central, Suite 201 St. Louis, MO 63105

Mary Anne Johns One Woodland Drive Punta Gorda, FL 33982	Andrew S. Love, Jr. 212 So. Central, Suite 201 St. Louis, MO 63105

As of December 31, 2012, the Company did not have a compensation plan or individual compensation arrangement under which its equity securities may be issued.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company’s primary lender debt of $500,000 as of December 31, 2012, and which remained at this amount during all of fiscal year 2012, is with PGIP, LLC, an affiliate of the Company (“PGIP”) and is secured by substantially all of the Company’s real estate. PGIP became the primary lender in March 1996, with the assignment by First Union, the Company’s former primary bank lender, of all its right, title and interest in and to the loan documents. PGIP is 100% owned by Love Savings Holding Company (“LSHC”). Messrs. Love and Schiffer own approximately 90% of all of the issued and outstanding voting stock of LSHC and serve as the directors and officers of LSHC. LSHC along with Messrs. Love and Schiffer are the managers of PGIP. There were no principal or interest payments made during fiscal year 2012 to PGIP with respect to this debt. See also Note 7 to the Notes to Consolidated Financial Statements.

As further security to the primary lender indebtedness with PGIP, a restricted proceeds escrow was established in connection with the closing of the bulk acreage sale in May 1998.  The escrow agreement permits funds to be paid (i) as requested by PGI and agreed to by PGIP, or (ii) as deemed necessary and appropriate by PGIP to protect its interest in the remaining real estate, including its right to receive principal and interest payments on the indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company.  The restricted escrow balance was $ 5,000 at both December 31, 2012 and 2011.

The Company maintains its administration and accounting offices with the offices of LREC in St. Louis, Missouri.  LREC, a Missouri Corporation, is owned by Mr. Love and Mr. Schiffer, and is located at 212 South Central Avenue, St. Louis, Missouri 63105.  A fee of $2,800 per month was accrued in 2012 and 2011 and the Company made payments of $33,600 to LREC in 2012 and 2011 respectively, for the services described in the next paragraph.  There were no accrued accounting service fees as of December 31, 2012 and 2011, respectively.

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

Effective as of March 25, 1987, the Company entered into the Management Agreement with LREC.  As a consultant to the Company and in addition to the above services, LREC provides other services including, but not limited to, strategic planning, marketing, and financing as requested by the Company.  In consideration for these consulting services, the Company pays LREC a quarterly consulting fee of one-tenth of one percent of the book value of the Company’s assets, plus reasonable out-of-pocket expenses. As of December 31, 2012, the book value of the Company’s assets was approximately $1.4 million. Consulting fees accrued and paid were $6,000 in both 2012 and 2011, respectively.  As of December 31, 2012 and 2011, a total of $1,000 and $1,000, respectively, of unpaid fees had accrued under the Management Agreement.  The Management Agreement will continue in effect until terminated upon 90 days prior written notice by a majority vote of the Company’s directors.

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

As of and during December 31, 2012, Love-1989 held $796,950 in principal amount of the Debentures with respect to which there was as of December 31, 2012 accrued and unpaid interest in the amount of $19,059,000.  In May 2008, LIC, an affiliate of L-PGI, the Company’s preferred shareholder, purchased $703,050 in principal amount of Debentures from the previous debenture holder for which there was as of December 31, 2012 accrued and unpaid interest in the amount of $16,540,000. The total debentures balance of $1,500,000 carry a maturity date of July 8, 1997 and are in default.  Interest on the Debentures accrues at the rate of fourteen percent compounded quarterly, and no interest payments were made during December 31, 2012.

From time to time, the Company invests in short term debt obligations with LIC.  The balance of this receivable at December 31, 2012 and 2011 was $542,000 and $630,000, respectively.  Interest on such receivables was $29,000 and $40,000 for 2012 and 2011, respectively.

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

Audit and tax fees rendered by BKD, LLP, the principal accountant of the Company, for the fiscal years ended December 31, 2012 and December 31, 2011 were:

	2012	2011

Audit Fees	$32,600	$32,800
Audit Related Fees	0	0
Tax Fees	4,000	4,500
All Other Fees	0	0
	$36,600	$37,300

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	The following financial statements and the report of independent registered public accounting firm are filed as part of this Report:

a.	Report of Independent Registered Public Accounting Firm
b.	Consolidated Statements of Financial Position as of December 31, 2012 and 2011
c.	Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011
d.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011
e.	Consolidated Statements of Stockholders' Deficiency for the Years Ended December 31, 2012 and 2011
f.	Notes to Consolidated Financial Statements

2.
Financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	Reference is made to the Exhibit Index contained on page 36 herein for a list of exhibits required to be filed or furnished under this Item.

PGI INCORPORATED AND SUBSIDIARIES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PGI INCORPORATED (Registrant)

Date: March 29, 2013	By:	/s/Laurence A. Schiffer
Laurence A. Schiffer, President
(Duly Authorized Officer and Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Andrew S. Love	Chairman of the Board	March 29, 2013
Andrew S. Love	Secretary

/s/Laurence A. Schiffer	Vice Chairman of the Board,	March 29, 2013
Laurence A. Schiffer	President, Principal Executive Officer,
Principal Financial Officer, and
Principal Accounting Officer

EXHIBIT INDEX

2.	Inapplicable.

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

EXHIBIT INDEX (continued)

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

EXHIBIT INDEX (continued)

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