Form 10-Q
period 2013-06-30
PGI INC
filed 2013-08-14
CIK 81157

U.S SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10 – Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _____________________

Commission File Number: 1-6471

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑

State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:  As of August 14, 2013, there were 5,317,758 shares of the registrant’s common stock, $.10 par value per share, outstanding.

PGI INCORPORATED AND SUBSIDIARIES

Form 10 – Q
For the Quarter Ended June 30, 2013

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
($ in thousands, except share and per share data)

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Cash	$1	$1
Restricted cash	5	5
Receivables-related party	476	543
Land and improvement inventories	639	639
Other assets	185	187
	$1,306	$1,375

LIABILITIES
Accounts payable and accrued expenses	$206	$211
Accrued real estate taxes	4	8
Accrued interest:
Primary lender-related party	345	324
Subordinated convertible debentures	20,395	19,792
Convertible debentures-related party	38,241	35,598
Other	2,927	2,896
Credit agreements:
Primary lender-related party	500	500
Notes payable	1,198	1,198
Subordinated convertible debentures payable	9,059	9,059
Convertible debentures payable-related party	1,500	1,500
	74,375	71,086
STOCKHOLDERS’ DEFICIENCY
Preferred stock, par value $1.00 per share;
authorized 5,000,000 shares; 2,000,000
Class A cumulative convertible shares issued
and outstanding; (liquidation preference of
$8,000,000 and cumulative dividends)	2,000	2,000
Common stock, par value $.10 per share;
authorized 25,000,000 shares; 5,317,758
shares issued and outstanding	532	532
Paid-in capital	13,498	13,498
Accumulated deficit	(89,099)	(85,741)
	(73,069)	(69,711)
	$1,306	$1,375

See accompanying notes to Condensed Consolidated Financial Statements.

Part I    Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
REVENUES
Interest income-related party	$4	$7	$8	$15
	4	7	8	15

COSTS AND EXPENSES
Interest	318	311	634	620
Interest-related party	1,355	1,181	2,663	2,323
Taxes and assessments	2	3	4	5
Consulting and accounting-
related party	10	10	20	20
Legal and professional	3	1	7	5
General and administrative	19	106	38	124
	1,707	1,612	3,366	3,097
NET LOSS	$(1,703)	$(1,605)	$(3,358)	$(3,082)

NET LOSS PER SHARE (*)
AVAILABLE TO COMMON
STOCKHOLDERS-Basic and diluted	$(0.35)	$(.033)	$(0.69)	$(0.64)

* Considers the effect of cumulative preferred dividends in arrears for the three and six months ended June 30, 2013 and 2012.

See accompanying notes to Condensed Consolidated Financial Statements.

Part I    Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2013	2012

Net cash used in operating activities	$(67)	$(53)

Cash flows from investing activities:
Proceeds from notes receivable-related party	67	53
Net cash provided by investing activities	67	53

Net change in cash	-	-

Cash at beginning of period	1	1

Cash at end of period	$1	$1

See accompanying notes to Condensed Consolidated Financial Statements.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

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

All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made.  The results for the three and six months ended June 30, 2013 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2013 or any other interim period.

(2)	Per Share Data

Basic per share amounts are computed by dividing net income (loss), after considering current period dividends on the Company's preferred stock, by the average number of common shares.  The average number of common shares outstanding for the three and six months ended June 30, 2013 and 2012 was 5,317,758.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Diluted per share amounts are computed by dividing net income (loss) by the average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures into shares of common stock.  For the three and six months ended June 30, 2013 and 2012, the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

The following is a summary of the calculations used in computing basic and diluted loss per share for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net Loss	$(1,703,000)	$(1,605,000)	$(3,358,000)	$(3,082,000)
Preferred Dividends	(160,000)	(160,000)	(320,000)	(320,000)
Loss Available to Common Shareholders	$(1,863,000)	$(1,765,000)	$(3,678,000)	$(3,402,000)
Weighted Average Number Of Common Shares Outstanding	5,317,758	5,317,758	5,317,758	5,317,758
Basic and Diluted Loss Per Share	$(.35)	$(.33)	$(.69)	$(.64)

(3)	Statement of Cash Flows

The Financial Accounting Standards Board Accounting Standards Codification Topic No. 230, “Statement of Cash Flows”, requires a statement of cash flows as part of a full set of financial statements.  For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows.  There were no payments of interest for the six month periods ended June 30, 2013 and June 30, 2012.

(4)	Restricted Cash

Restricted cash includes restricted proceeds held by the primary lender as collateral for debt repayment.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(5)	Receivables

Net receivables consisted of:

	June 30, 2013	December 31, 2012
	($ in thousands)

Notes receivable – related party	$475	$542
Interest receivable – related party	1	1
	$476	$543

(6)	Land and Improvements

Land and improvement inventories consisted of:

	June 30,	December 31,
	2013	2012
	($ in thousands)

Unimproved land	$625	$625
Fully improved land	14	14
	$639	$639

(7)	Other Assets

Other assets consisted of:

	June 30,	December 31,
	2013	2012
	($ in thousands)

Deposit with Trustee of 6-1/2% debentures	$184	$184
Prepaid expenses	-	2
Other	1	1
	$185	$187

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(8)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	June 30, 2013	December 31, 2012
	($ in thousands)

Accounts payable	$2	$-
Accrued audit & professional	25	36
Accrued consulting fees-related party	1	1
Environmental remediation obligations	70	70
Accrued debenture fees	107	103
Accrued miscellaneous	1	1
	$206	$211
Accrued real estate taxes consisted of:
Current real estate taxes	$4	$8

(9)	Primary Lender Credit Agreements, Notes Payable, Subordinated and Convertible Debentures Payable

Credit agreements with the Company’s primary lender and notes payable consisted of the following:

	June 30,	December 31,
	2013	2012
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

The following summarizes the temporary differences of the Company at June 30, 2013 and December 31, 2012 at the current statutory rate:

	June 30, 2013	December 31, 2012
	($ in thousands)
Deferred tax asset:
Net operating loss carry forward	$19,305	$18,029
Adjustments to reduce land to net realizable value	12	12
Expenses capitalized under IRC 263(a)	56	56
Environmental liability	27	27
Valuation allowance	(19,228)	(17,952)
	172	172

Deferred tax liability:
Basis difference of land and improvement inventories	172	172
Net deferred tax asset	$-	$-

(11)	Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, other than debt, approximates fair value at June 30, 2013 and December 31, 2012 because of the short maturity of those instruments.  It was not practicable to estimate the fair value of the Company’s debt with its primary lender, its notes payable and its convertible debentures because these debts are in default causing no basis for estimating value by reference to quoted market prices or current rates offered to the Company for debt of the same remaining maturities.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note

The Company’s most valuable remaining asset is a parcel of 366 acres located in Hernando County, Florida.  As of June 30, 2013, the Company also owned 6 single family lots, located in Citrus County, Florida.  In addition, the Company owns some minor parcels of real estate in Charlotte County, and Citrus County, Florida, which totals approximately 60 acres, but these have limited value because of associated developmental constraints such as wetlands, easements, and/or other obstacles to development and sale.

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

Results of Operations

Revenues for the three months ended June 30, 2013 decreased by $3,000 to $4,000 from $7,000 for the comparable 2012 period as a result of decreased interest income due to a lower balance on the short-term note receivable balance with Love Investment Company (“LIC”), an affiliate of L-PGI, the Company’s primary preferred stock shareholder.  In addition, the interest rate under the terms of such note receivable dropped to 3.25% during the three months ended June 30, 2013 as compared to 5% during the three months ended June 30, 2012.  Expenses for the three months ended June 30, 2013 increased by $95,000 when compared to the same period in 2012, resulting from an increase in interest expense of $181,000 due to interest accruing on past due balances under the various credit agreements, notes payable and debentures which increased over the same period in 2012 for accrued but unpaid interest.  In addition, general and administrative expenses for the three months ended June 30, 2013 decreased by approximately $87,000 when compared to the same period in 2012, primarily as a result of inclusion in the three months ended June 30, 2012 of $88,000 in cumulative annual administration fees for prior years relating to the 6% subordinated convertible debentures.  As a result, a net loss of $1,703,000 was incurred for the three months ended June 30, 2013 compared to a net loss of $1,605,000 for the comparable period in 2012.  After consideration of cumulative preferred dividends in arrears, totaling $160,000 for each three month period ended June 30, 2013 and 2012, with respect to the Class A Preferred Stock, a net loss per share of $(.35) and $(.33) was incurred for the three month periods ended June 30, 2013 and 2012, respectively.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Revenues for the first six months of 2013 decreased to $8,000 from $15,000, representing a decrease of $7,000, for the comparable 2012 period as a result of a decrease in interest income primarily due to a lower balance on the short-term note receivable with LIC.  In addition, the interest rate under the terms of such note receivable dropped to 3.25% during the first six months of 2013 as compared to 5% during the first six months of 2012.  Expenses for the six month period ended June 30, 2013 increased by $269,000 when compared to the same period in 2012 primarily resulting from an increase in interest expense of $354,000 due to interest accruing on higher past due balances under the various credit agreements, notes payable and debentures which increased over the same period in 2012 for accrued but unpaid interest.  General and administrative expenses for the six months ended June 30, 2013 decreased by approximately $86,000 when compared to the same period in 2012, primarily as a result of inclusion in the six months ended June 30, 2012 of $88,000 in cumulative annual administration fees for prior years relating to the 6% subordinated convertible debentures.  In addition legal expenses for the six months ended June 30, 2013 increased by $2,000 relating to legal expenses incurred in connection with entering into a cell tower lease on a parcel located in Citrus County, Florida, which is not expected to produce income until 2014.  The lease was executed as of May 1, 2013 and rent of $1,800 per month will begin to be paid by the lessee to the Company upon the earlier of issuance of a building permit for such tower or 18 months after May 1, 2013.  The lease term is 10 years with six successive five year renewal periods.  As a result, a net loss of $3,358,000 was incurred for the first six months of 2013 compared to a net loss of $3,082,000 for the first six months of 2012.  After consideration of cumulative preferred dividends in arrears, totaling $320,000 for each of the six months ended June 30, 2013 and 2012 (based on $160,000 for each three month period therein), with respect to the Class A Preferred Stock, a net loss per share of $(.69) and $(.64) was incurred for the six month periods ended June 30, 2013 and 2012, respectively.  The total cumulative preferred dividends in arrears with respect to the Class A Preferred Stock through June 30, 2013 is $11,635,000.

Interest expense during the three month and six month periods ended June 30, 2013 increased by $181,000 and $354,000, respectively, when compared to the same periods during 2012.  This increase is a result of interest accruing on past due balances under the various credit agreements, notes payable and debentures, which increased at various intervals during the year for accrued but unpaid interest.

As of June 30, 2013, the Company remained in default of its primary lender indebtedness of $500,000 with PGIP, LLC (“PGIP”), an entity related to L-PGI, as well as under its subordinated and convertible debentures and notes payable.  PGIP holds restricted funds of the Company pursuant to an escrow agreement whereby funds may be disbursed (i) as requested by the Company and agreed to by PGIP, (ii) as deemed necessary and appropriate by PGIP, to protect PGIP's interest in the Retained Acreage (as hereinafter defined), including PGIP's right to receive principal and interest under the note agreement securing the remaining indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company.  The restricted escrow funds held by PGIP were $5,000 at June 30, 2013 and December 31, 2012.  The Company did not utilize any of the restricted escrow funds during the six months ended June 30, 2013 or 2012.  The primary parcel of real estate owned by the Company, totaling 366 acres and located in Hernando County, Florida (the "Retained Acreage"), remains subject to the primary lender indebtedness.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow Analysis

During the six month period ended June 30, 2013, the Company’s net cash used in operating activities was $67,000 compared to $53,000 for the comparable 2012 period.  Net cash provided from investing activities during the six months ended June 30, 2013 and 2012 consisted of $67,000 and $53,000, respectively, in note receivable proceeds received from LIC.  The Company receives proceeds from its notes receivable from LIC as needed to fund its operating activities.

Analysis of Financial Condition

Total assets decreased by $69,000 at June 30, 2013 compared to total assets at December 31, 2012, reflecting the following changes:

	June 30, 2013	December 31, 2012 ($ in thousands)	Increase (Decrease)
Cash	$1	$1	$-
Restricted cash	5	5	-
Receivables-related party	476	543	(67)
Land and improvement inventories	639	639	-
Other assets	185	187	(2)
	$1,306	$1,375	$(69)

During the six month period ended June 30, 2013, the amount of receivables decreased by $67,000 due to the Company’s receipt of principal and accrued interest payments from LIC, a related party, under the note receivable from LIC, and the amount of other assets decreased by $2,000 due to the utilization of deferred expenses for services relating to the XBRL filing requirements with the SEC.

Liabilities were approximately $74.4 million at June 30, 2013 compared to approximately $71.1 million at December 31, 2012, reflecting the following changes:

	June 30, 2013	December 31, 2012 ($ in thousands)	Increase (Decrease)
Accounts payable & accrued expenses	$206	$211	$(5)
Accrued real estate taxes	4	8	(4)
Accrued interest	61,908	58,610	3,298
Credit agreements – primary lender
related party	500	500	-
Notes payable	1,198	1,198	-
Subordinated convertible			-
debentures payable	9,059	9,059	-
Convertible debentures payable-related
party	1,500	1,500	-
	$74,375	$71,086	$3,289

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the six month period ended June 30, 2013, the amount of accounts payable and accrued expenses decreased by $5,000 primarily as a result of timing differences and the payment of certain accrued expenses.  Accrued real estate taxes decreased by $4,000 during the six month period ended June 30, 2013 due to the payment of previously accrued real estate taxes.  Accrued interest during the six month period ended June 30, 2013 increased by $3.298 million due to the amount of interest expense for such period.  During the six month period ended June 30, 2013 and June 30, 2012, the Company made no interest payments on its various credit agreements, notes payable and debentures.

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

The Company remains in default on the entire principal amount plus interest (including certain sinking fund and interest payments with respect to its subordinated debentures) of its subordinated and convertible debentures and notes payable, as well as its primary lender indebtedness with PGIP.  The principal and accrued interest amounts due are as indicated in the following table:

	June 30, 2013
	Principal	Accrued
	Amount Due	Interest
	($ in thousands)
Subordinated convertible debentures:
At 6 ½%, due June 1, 1991	$1,034	$1,649
At 6%, due May 1, 1992	8,025	18,746
	$9,059	$20,395
Collateralized convertible debentures:
At 14%, due July 8, 1997	$1,500	$38,241

Notes Payable:
At prime plus 2%	$1,176	$2,927
Non-interest bearing	22	-
	$1,198	$2,927

Primary Lender-related party:	$500	$345

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.  There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PGI INCORPORATED
(Registrant)

Date: August 14, 2013	By:	/s/ Laurence A. Schiffer
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