Form 10-Q
period 2013-09-30
PGI INC
filed 2013-11-14
CIK 81157

U.S SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10 – Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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

State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:  As of November 14, 2013, there were 5,317,758 shares of the registrant’s common stock, $.10 par value per share, outstanding.

PGI INCORPORATED AND SUBSIDIARIES

Form 10 – Q
For the Quarter Ended September 30, 2013

PART I     FINANCIAL INFORMATION

Item 1.            Financial Statements

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
($ in thousands, except per share data)

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Cash	$1	$1
Restricted cash	5	5
Receivables-related party	457	543
Land and improvement inventories	639	639
Other assets	187	187
	$1,289	$1,375
LIABILITIES
Accounts payable and accrued expenses	$212	$211
Accrued real estate taxes	6	8
Accrued interest:
Primary lender-related party	355	324
Subordinated convertible debentures	20,700	19,792
Convertible debentures-related party	39,632	35,598
Other	2,942	2,896
Credit agreements:
Primary lender-related party	500	500
Notes payable	1,198	1,198
Subordinated convertible debentures payable	9,059	9,059
Convertible debentures payable-related party	1,500	1,500
	76,104	71,086
STOCKHOLDERS' DEFICIENCY
Preferred stock, par value $1.00 per share;
authorized 5,000,000 shares; 2,000,000
Class A cumulative convertible shares issued and outstanding; (liquidation preference of
$8,000,000 and cumulative dividends)	2,000	2,000
Common stock, par value $.10 per share;
authorized 25,000,000 shares; 5,317,758
shares issued and outstanding	532	532
Paid-in capital	13,498	13,498
Accumulated deficit	(90,845)	(85,741)
	(74,815)	(69,711)
	$1,289	$1,375

See accompanying notes to Condensed Consolidated Financial Statements.

Part I                       Financial Information (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
REVENUES
Interest income-related party	$4	$7	$12	$22
	4	7	12	22
COSTS AND EXPENSES
Interest	320	313	954	933
Interest-related party	1,402	1,223	4,065	3,546
Taxes and assessments	2	2	6	7
Consulting and accounting-
related party	9	9	29	29
Legal and professional	1	1	8	6
General and administrative	16	18	54	142
	1,750	1,566	5,116	4,663
NET LOSS	$(1,746)	$(1,559)	$(5,104)	$(4,641)

NET LOSS PER SHARE(*)
AVAILABLE TO COMMON
STOCKHOLDERS-Basic and diluted	$(0.36)	$(0.32)	$(1.05)	$(0.96)

* Considers the effect of cumulative preferred dividends in arrears for the three and nine months ended September 30, 2013 and 2012.

See accompanying notes to Condensed Consolidated Financial Statements.

Part I                       Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2013	2012

Net cash used in operating activities	$(86)	$(73)
Cash Flows from investing activities:
Proceeds from notes receivable-related party	86	73
Net cash provided by investing activities	86	73

Net change in cash	-	-

Cash at beginning of period	1	1

Cash at end of period	$1	$1

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

All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made.  The results for the three and nine months ended September 30, 2013 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2013 or any other interim period.

 (2)   Per Share Data

Basic per share amounts are computed by dividing net income (loss), after considering current period dividends on the Company's preferred stock, by the average number of common shares.  The average number of common shares outstanding for the three and nine months ended September 30, 2013 and 2012 was 5,317,758.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Diluted per share amounts are computed by dividing net income (loss) by the average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred  stock and collateralized convertible debentures into shares of common stock.  For the three and nine months ended September 30, 2013 and 2012, the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

The following is a summary of the calculations used in computing basic and diluted loss per share for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012

Net Loss	$(1,746,000)	$(1,559,000)	$(5,104,000)	$(4,641,000)

Preferred dividends	(160,000)	(160,000)	(480,000)	(480,000)

Loss Available to	$(1,906,000)	$(1,719,000)	$(5,584,000)	$(5,121,000)
Common shareholders

Weighted Average Number Of Common Shares Outstanding	5,317,758	5,317,758	5,317,758	5,317,758

Basic and Diluted Loss Per Share	$(0.36)	$(0.32)	$(1.05)	$(0.96)

(3)           Statement of Cash Flows

The Financial Accounting Standards Board Accounting Standards Codification Topic No. 230, “Statement of Cash Flows”, requires a statement of cash flows as part of a full set of financial statements.  For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows.  There were no payments of interest for the nine month periods ended September 30, 2013 and September 30, 2012.

 (4)           Restricted Cash

Restricted cash includes restricted proceeds held by the primary lender as collateral for debt repayment.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(5)    Receivables

Net receivables consisted of:

	September 30,	December 31,
	2013	2012
	($ in thousands)
Notes receivable - related party	$456	$542
Interest receivable - related party	1	1
	$457	$543

(6)   Land and Improvements

Land and improvement inventories consisted of:

	September 30,	December 31,
	2013	2012
	($ in thousands)
Unimproved land	$625	$625
Fully improved land	14	14
	$639	$639

(7)   Other Assets

Other assets consisted of:

	September 30,	December 31,
	2013	2012
	($ in thousands)
Deposit with Trustee of 6-1/2% debentures	$184	$184
Prepaid expenses	2	2
Other	1	1
	$187	$187

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(8)   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	September 30,	December 31,
	2013	2012
Accounts payable	($ in thousands)
Accrued audit & professional	$1	$-
Accrued consulting fees-related party	30	36
Environmental remediation obligations	1	1
Accrued debenture fees	70	70
Accrued miscellaneous	109	103
	1	1
	$212	$211

Accrued real estate taxes consisted of:
Current real estate taxes	$6	$8

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(9)   Primary Lender Credit Agreements, Notes Payable, Subordinated and Convertible Debentures Payable

Credit agreements with the Company’s primary lender and notes payable consisted of the following:

	September 30,	December 31,
	2013	2012
	($ in thousands)
Credit agreements - primary lender-related party balance is past due, bearing interest at prime plus 5%	$500	$500
Notes payable - $1,176,000 bearing interest at prime plus 2%, the remainder non-interest bearing, all past due	1,198	1,198
	1,698	1,698
Subordinated debentures payable:
At 6-1/2% interest; due June 1, 1991	1,034	1,034
At 6% interest; due May 1, 1992	8,025	8,025
	9,059	9,059
Collateralized convertible debentures payable-related party:
At 14% interest; due July 8, 1997, convertible into shares of common stock at $1.72 per share	1,500	1,500
	$12,257	$12,257

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(10)           Income Taxes

At December 31, 2012, the Company had an operating loss carryforward of approximately $47,445,000 available to reduce future taxable income.  These operating losses expire at various dates through 2032.

The following summarizes the temporary differences of the Company at September 30, 2013 and December 31, 2012 at the statutory rate:

	September 30,	December 31,
	2013	2012
	($ in thousands)
Deferred tax asset
Net operating loss carryforward	$19,969	$18,029
Adjustments to reduce land to net realizable value	12	12
Expenses capitalized under IRC 263(a)	56	56
Environmental liability	27	27
Valuation allowance	(19,892)	(17,952)
	172	172

Deferred tax liability:
Basis difference of land and improvement inventories	172	172
Net deferred tax asset	-	-

(11)           Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, other than debt, approximates fair value at September 30, 2013 and December 31, 2012 because of the short maturity of those instruments.  It was not practicable to estimate the fair value of the Company’s debt with its primary lender, its notes payable and its convertible debentures because these debts are in default causing no basis for estimating value by reference to quoted market prices or current rates offered to the Company for debt of the same remaining maturities.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note

The Company’s most valuable remaining asset is a parcel of 366 acres located in Hernando County, Florida.  As of September 30, 2013, the Company also owned 6 single family lots, located in Citrus County, Florida.  In addition, the Company owns some minor parcels of real estate in Charlotte County, and Citrus County, Florida, which totals approximately 60 acres, but these have limited value because of associated developmental constraints such as wetlands, easements, and/or other obstacles to development and sale.

The 366 acre parcel in Hernando County is difficult to value because of uncertainty related to the possible extension of the Suncoast Parkway, which terminates on the south side of Route 98 opposite this property.  Based on an endorsement in 2007 by the Citrus County Commission to re-adopt a project that was originally approved in 1998, the route that is presently believed to be the most probable for the proposed northward continuation of the Suncoast Parkway is through the middle of this parcel of property. However, according to the Florida Department of Transportation – Florida’s Turnpike Enterprise Website for the Suncoast Parkway, Project 2, the project for this possible expansion has been suspended (paused) and no proposed specific timeframe for continuing this project has been provided to the Company’s knowledge.  Until and unless the uncertainty regarding the future expansion of the Suncoast Parkway and the related prospect of an eminent domain taking of a significant portion of the parcel is resolved, planning with respect to this property is difficult.

Results of Operations

Revenues for the three months ended September 30, 2013 decreased by $3,000 to $4,000 from $7,000 when compared to the same period in 2012 as a result of decreased interest income due to a lower balance on the short-term note receivable balance with Love Investment Company (“LIC”), an affiliate of L-PGI, the Company’s primary preferred stock shareholder.  In addition, the interest rate under the terms of such note receivable dropped to 3.25% during the three months ended September 30, 2013 as compared to 5% during the three months ended September 30, 2012.  Expenses for the three months ended September 30, 2013 increased by $184,000 when compared to the same period in 2012, resulting from an increase in interest expense of $186,000 due to interest accruing on past due balances under the various credit agreements, notes payable and debentures which increased over the same period in 2012 for accrued but unpaid interest.  This increase in interest expense was offset by a decrease in general and administrative expenses for the three months ended September 30, 2013 of approximately $2,000 when compared to the same period in 2012, primarily as a result of a lower insurance premium in 2013.  As a result, a net loss of $1,746,000 was incurred for the three months ended September 30, 2013 compared to a net loss of $1,559,000 for the comparable period in 2012.  After consideration of cumulative preferred dividends in arrears, totaling $160,000 for each three month period ended September 30, 2013 and 2012, with respect to the Class A Preferred Stock, a net loss per share of $(.36) and $(.32) was incurred for the three month periods ended September 30, 2013 and 2012, respectively.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Revenues for the first nine months of 2013 decreased to $12,000 from $22,000, representing a decrease of $10,000, when compared to the same period in 2012 as a result of a decrease in interest income primarily due to a lower balance on the short-term note receivable with LIC.  In addition, the interest rate under the terms of such note receivable dropped to 3.25% during the first nine months of 2013 as compared to 5% during the first nine months of 2012.  Expenses for the nine month period ended September 30, 2013 increased by $453,000 when compared to the same period in 2012 primarily resulting from an increase in interest expense of $540,000 due to interest accruing on higher past due balances under the various credit agreements, notes payable and debentures which increased over the same period in 2012 for accrued but unpaid interest.  This increase in interest expense was partially offset by a decrease in general and administrative expenses for the nine months ended September 30, 2013 of approximately $88,000 when compared to the same period in 2012, as a result of inclusion in the nine months ended September 30, 2012 of $88,000 in cumulative annual administration fees for prior years relating to the 6% subordinated convertible debentures.  In addition legal expenses for the nine months ended September 30, 2013 increased by $2,000 when compared to the same period in 2012, which increase related to legal expenses incurred in connection with the Company entering into a cell tower lease on a parcel of property located in Citrus County, Florida.  The lease was executed as of May 1, 2013 and rent of $1,800 per month will begin to be paid by the lessee to the Company upon the earlier of issuance of a building permit for such tower or 18 months after May 1, 2013.  As such, this lease will not generate income until 2014.  The lease term is 10 years with six successive five year renewal periods.  As a result, a net loss of $5,104,000 was incurred for the first nine months of 2013 compared to a net loss of $4,641,000 for the first nine months of 2012.  After consideration of cumulative preferred dividends in arrears, totaling $480,000 for each of the nine months ended September 30, 2013 and 2012 (based on $160,000 for each three month period therein), with respect to the Class A Preferred Stock, a net loss per share of $(1.05) and $(.96) was incurred for the nine month periods ended September 30, 2013 and 2012, respectively.  The total cumulative preferred dividends in arrears with respect to the Class A Preferred Stock through September 30, 2013 is $11,795,000.

Interest expense during the three month and nine month periods ended September 30, 2013 increased by $186,000 and $540,000, respectively, when compared to the same periods during 2012.  This increase is a result of interest accruing on past due balances under the various credit agreements, notes payable and debentures, which increased at various intervals during 2013 for accrued but unpaid interest.

As of September 30, 2013, the Company remained in default of its primary lender indebtedness of $500,000 with PGIP, LLC (“PGIP”), an entity related to L-PGI, as well as under its subordinated and convertible debentures and notes payable.  PGIP holds restricted funds of the Company pursuant to an escrow agreement whereby funds may be disbursed (i) as requested by the Company and agreed to by PGIP, (ii) as deemed necessary and appropriate by PGIP, to protect PGIP's interest in the Retained Acreage (as hereinafter defined), including PGIP's right to receive principal and interest under the note agreement securing the remaining indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company.  The restricted escrow funds held by PGIP were $5,000 at September 30, 2013 and December 31, 2012.  The Company did not utilize any of the restricted escrow funds during the nine months ended September 30, 2013 or 2012.  The primary parcel of real estate owned by the Company, totaling 366 acres and located in Hernando County, Florida, remains subject to the primary lender indebtedness.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow Analysis

During the nine month period ended September 30, 2013, the Company’s net cash used in operating activities was $86,000 compared to $73,000 for the comparable 2012 period.  Net cash provided from investing activities during the nine months ended September 30, 2013 and 2012 consisted of $86,000 and $73,000, respectively, in note receivable proceeds received from LIC.  The Company receives proceeds from its notes receivable from LIC as needed to fund its operating activities.

Analysis of Financial Condition

               Total assets decreased by $86,000 at September 30, 2013 compared to total assets at December 31, 2012, reflecting the following changes:

	September 30,	December 31,	Increase
	2013	2012	(Decrease)
		($ in thousands)
Cash	$1	$1	$-
Restricted Cash	5	5	-
Receivables-related party	457	543	(86)
Land and improvement inventories	639	639	-
Other assets	187	187	-
	$1,289	$1,375	$(86)

During the nine month period ended September 30, 2013, the amount of receivables decreased by $86,000 due to the Company’s receipt of principal and accrued interest payments from LIC, a related party, under the note receivable from LIC.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

    Liabilities were approximately $76.1 million at September 30, 2013 compared to approximately $71.1 million at December 31, 2012, reflecting the following changes:

	September 30,	December 31,	Increase
	2013	2012	(Decrease)
	($ in thousands)
Accounts payable & accrued expenses	$212	$211	$1
Accrued real estate taxes	6	8	(2)
Accrued interest	63,629	58,610	5,019
Credit agreements - primary lender related party	500	500	-
Notes payable	1,198	1,198	-
Subordinated convertible debentures payable	9,059	9,059
Convertible debentures payable-related party	1,500	1,500	-

	$76,104	$71,086	$5,018

    During the nine month period ended September 30, 2013, the amount of accounts payable and accrued expenses increased by $1,000 primarily as a result of timing differences and the payment of certain accrued expenses.  In addition, a portion of this increase was attributable to an increase in accrued debenture fees of approximately $6,000, which resulted from the accrual of the current year’s annual administration fees related to the 6% subordinated convertible debentures.  Accrued real estate taxes decreased by $2,000 during the nine month period ended September 30, 2013 due to the payment of previously accrued real estate taxes.  Accrued interest during the nine month period ended September 30, 2013 increased by $5.019 million due to the amount of interest expense for such period.  During the nine month periods ended September 30, 2013 and September 30, 2012, the Company made no interest payments on its various credit agreements, notes payable and debentures.

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

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company remains in default on the entire principal amount plus interest (including certain sinking fund and interest payments with respect to its subordinated debentures) of its subordinated and convertible debentures and notes payable, as well as its primary lender indebtedness with PGIP.  The principal and accrued interest amounts due are as indicated in the following table:

	September 30, 2013
	Principal	Accrued
	Amount Due	Interest
	($ in thousands)
Subordinated convertible debentures:
At 6 1/2%, due June 1, 1991	$1,034	$1,667
At 6%, due May 1, 1992	8,025	19,033
	$9,059	$20,700
Collateralized convertible debentures:
At 14%, due July 8, 1997	$1,500	$39,632

Notes Payable:
At prime plus 2%	$1,176	$2,942
Non-interest bearing	22	0
	$1,198	$2,942

Primary Lender:	$500	$355

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.  There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

     PGI INCORPORATED
(Registrant)

Date: November 14, 2013	/s/ Laurence A. Schiffer
Laurence A. Schiffer
President
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

PGI INCORPORATED AND SUBSIDIARIES

EXHIBIT INDEX

2.	Inapplicable.

3.(i)	Inapplicable.

3.(ii)	Inapplicable.

4.	Inapplicable.

10.	Inapplicable.

11.	Statement re: Computation of Per Share Earnings (Set forth in Note 2 of the Notes to Condensed Consolidated Financial Statements (Unaudited) herein).

15.	Inapplicable.

18.	Inapplicable.

19.	Inapplicable.

22.	Inapplicable.

23.	Inapplicable.

24.	Inapplicable.

31(i).1	Principal Executive Officer certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31(i).2	Principal Financial Officer certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350.

95.	Inapplicable.

99.	Inapplicable.

100.	Inapplicable.

101.	Instance Document, Schema Document, Calculation Linkbase Document, Labels Linkbase Document, Presentation Linkbase Document and Definition Linkbase Document.*

*  Furnished with this report.