Form 10-K
period 2013-12-31
PGI INC
filed 2014-03-31
CIK 81157

U.S SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10 – K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐ No☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes☐ No☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☑ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2013 cannot be determined.  See Item 5 of Form 10-K.

State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of March 31, 2014, 5,317,758 shares of Common Stock, par value $.10 per share, were outstanding.

PGI INCORPORATED AND SUBSIDIARIES
FORM 10 – K  -  2013
Contents and Cross Reference Index

			Form 10-K
Part No.	Item No.	Description	Page No.

I	1	Business	3

		General	3

		Most Recent Developments	3

	1A	Risk Factors	4

	1B	Unresolved Staff Comments	4

	2	Properties	4

	3	Legal Proceedings	4

	4	Mine Safety Disclosures	4

II	5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	5

	6	Selected Financial Data	5

	7	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	5

	7A	Quantitative and Qualitative Disclosures About Market Risk	11

	8	Financial Statements and Supplementary Data	11

	9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	26

	9A	Controls and Procedures	26

	9B	Other Information	27

III	10	Directors, Executive Officers, and Corporate Governance	28

	11	Executive Compensation	29

	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	29

	13	Certain Relationships and Related Transactions, and Director Independence	30

	14	Principal Accountant Fees and Services	33

IV	15	Exhibits and Financial Statement Schedules	34

Signatures			35

Exhibit Index			36

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

Presently, the most valuable remaining asset of the Company is a parcel of 366 acres located in Hernando County, Florida. The Company also owns a number of scattered sites in Charlotte County, Florida (the “Charlotte Property”), which total approximately 60 acres, but most of these sites are subject to easements which markedly reduce their value, consist of wetlands of indeterminate value and/or are subject to obstacles to development and the sale of such property.  As of December 31, 2013, the Company also owned six single family lots located in Citrus County, Florida.

As of December 31, 2013, the Company had no employees, and all services provided to the Company are through contract services.

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

The property is encumbered by mortgages granted by the Company in connection with the primary lender debt of $866,000 in principal and accrued interest and the convertible debentures held by Love-1989 Florida Partners, L.P. (“Love-1989”) which total $22,785,000 in principal and accrued interest at December 31, 2013.  The primary lender debt and convertible debentures are past due and in default (See Notes 7 and 9 to the Consolidated Financial Statements under Item 8).

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

Item 4.   Mine Safety Disclosures

Not Applicable

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no public trading market for the Company’s common equity securities.  There have been no reported transactions in the Company’s common stock, par value $.10 (the “Common Stock”), since January 29, 1991, with the exception of the odd lot tender offer by PGIP, LLC, an affiliate of the Company (“PGIP”), in 2003 described previously in the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2004.  No dividends have ever been paid on the Common Stock, and payment of dividends on the Common Stock is restricted under the terms of the two indentures pursuant to which the Company’s outstanding subordinated convertible debentures are issued and by the terms of the Company’s preferred stock.  As of December 31, 2013 to the Company’s knowledge, there were 600 holders of record of the Company’s Common Stock and approximately 445 debenture holders.

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

The cumulative amount due for these two issues is as follows:

	12/31/2013
	Principal	Unpaid
	Amount Due	Interest
	($ in thousands)

Subordinated debentures due June 1, 1991	$1,034	$1,685
Subordinated debentures due May 1, 1992	8,025	19,322
	$9,059	$21,007

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

If such claims are barred, it is possible that the Company would potentially have to record net income in like amount, without the receipt of any cash, and could potentially incur a large tax liability.  Any such potential tax liability might be averted and/or mitigated, however, by the utilization of the Company’s tax loss carryforwards, which as of December 31, 2013 totaled approximately $ 54,349,000.

Even if claims by the subordinated convertible debenture holders are barred in full and there is no cash tax consequence to the Company as a result of the utilization of the tax loss carry forwards, the Company would nonetheless have a substantial Stockholders’ Deficiency.  As of December 31, 2013, the Stockholders’ Deficiency of the Company was $76,615,000.

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

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Revenues

Revenues for the year ended December 31, 2013 decreased by $13,000 to $16,000 compared to revenues of $29,000 for the year ended December 31, 2012 primarily as a result of decreased interest income due to a lower balance on the short-term note receivable balance with Love Investment Company (“LIC”), an affiliate of L-PGI, the Company’s primary preferred stock shareholder.  In addition, the interest rate under the terms of such note receivable dropped to 3.25 % in 2013, as compared to 5% in 2012.  The note receivable and interest receivable balance was $440,000 and 543,000 as of December 31, 2013 and 2012, respectively.

There were no real estate sales during 2013 or 2012.  The Company continues to be affected by a depressed real estate market and other factors as previously described under “Item 2. Properties.”

Costs and Expenses

Expenses for the years 2013 and 2012 were:

	2013	2012

Taxes and Assessments	$9,000	$9,000
Consulting and Accounting-related party	39,000	39,000
Legal and Professional	10,000	9,000
General and Administrative	70,000	159,000

Legal expenses increased by $1,000 in 2013 when compared to the same period in 2012, which increase related to legal expenses incurred in connection with the Company entering into a cell tower lease on a parcel of property located in Citrus County, Florida.  The lease was executed as of May 1, 2013 and rent of $1,800 per month will begin to be paid by the lessee to the Company upon the earlier of issuance of a building permit for such tower or 18 months after May 1, 2013.  This lease did not generate income in 2013.  The lease term is 10 years with six successive five year renewal periods.

General and administrative expenses decreased by $89,000 during the year ended December 31, 2013, compared to the year ended December 31, 2012, as a result of inclusion in 2012 of $88,000 in cumulative annual administration fees for prior years relating to the 6% subordinated convertible debentures.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense for the two years ended December 31, 2013 and 2012 was:

	2013	2012
	($ in thousands)
Interest Expense	$6,792	$6,059

Interest expense in 2013 increased by $733,000 compared to 2012 as a result of interest accruing on past due balances which increase at various intervals throughout the year for accrued but unpaid interest.

The net loss was $6,904,000 ($1.42 per share) for 2013 compared to a net loss of $6,246,000 ($1.29 per share) for 2012 with such increase being primarily attributable to the increase in interest expense described above.  Included in the 2013 and 2012 loss per share computation is $640,000 ($.12 per share of Common Stock) of annual cumulative preferred stock dividends in arrears.

FINANCIAL CONDITION

Total assets decreased by $104,000 at December 31, 2013 compared to total assets at December 31, 2012 reflecting the following changes:

			Increase
	2013	2012	(Decrease)
	($ in thousands)
Cash and cash equivalents	$1	$1	$-
Restricted cash	5	5	-
Receivables-related party	440	543	(103)
Land and improvements	639	639	-
Other assets	186	187	(1)
	$1,271	$1,375	$(104)

Net cash used in operations was $103,000 for the year ended December 31, 2013 compared to net cash used in operations of $88,000 for the year ended December 31, 2012.  Net cash used in operations consists of cash received from operations less cash expended for operations.

Cash received from operations during 2013 was $16,000, a $13,000 decrease from cash received during 2012 of $29,000.  Cash received from operations represents interest payments received from the Company’s note receivable with LIC.   There were no real estate sales in 2013 and 2012.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash expended for operations increased by $2,000 to $119,000 during 2013 from $117,000 in 2012, primarily for the payment of expenses incurred in connection with the Company entering into a cell tower lease on a parcel of property located in Citrus County, Florida.

During 2013 and 2012, investing activities provided $103,000 and $88,000, respectively, of cash, which consisted of the receipt of net principal repayments of the Company’s short-term note with LIC.  As a result, the amount of receivables-related party decreased by $103,000 as of December 31, 2013 compared to December 31, 2012.

The $1,000 decrease in other assets at December 31, 2013 compared to year-end 2012 primarily represents a decrease in prepaid insurance due to a lower insurance premium paid in 2013 as compared to 2012.

Liabilities were $77,886,000 at December 31, 2013 compared to $71,086,000 at December 31, 2012, reflecting the following changes:

			Increase
	2013	2012	(Decrease)
	($ in thousands)
Accounts payable and accrued expenses	$219	$211	$8
Accrued real estate taxes	8	8	-
Accrued interest	23,965	22,688	1,277
Accrued interest-related party	41,437	35,922	5,515
Credit agreements - primary lender
related party	500	500	-
Notes payable	1,198	1,198	-
Convertible subordianted debentures payable	9,059	9,059	-
Convertible debentures payable -
related party	1,500	1,500	-
	$77,886	$71,086	$6,800

Accrued expenses increased by $8,000 at December 31, 2013 compared to December 31, 2012 due to the accrual of the current year’s annual administration fees related to the 6% subordinated convertible debentures.

The increase in accrued interest at December 31, 2013 compared to year-end 2012 reflects changes in the following accrued interest categories:

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

			Increase
	2013	2012	(Decrease)
	($ in thousands)
Primary lender-related party	$366	$324	$42
Debentures	21,007	19,792	1,215
Debentures-related party	41,071	35,598	5,473
Other	2,958	2,896	62
	$65,402	$58,610	$6,792

Accrued interest increased due to the nonpayment of interest expense during the year ended December 31, 2013.  The accrued interest relating to debentures also increased due to the additional accrual of interest on the nonpayment of previously accrued interest on the Company’s debentures (see Notes 8 and 9 to the consolidated financial statements under Item 8).
All of the primary lender debt, notes payable and debentures, including accrued interest, are past due.

The Company’s stockholders’ deficiency increased to $76,615,000 at December 31, 2013 from a $69,711,000 stockholders’ deficiency at December 31, 2012, reflecting the 2013 operating loss of $6,904,000.

New Accounting Standards

There were no accounting standards issued during 2013 or 2012 that management believes will have a material impact on the Company’s financial statements.

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
St. Louis, Missouri

We have audited the accompanying consolidated statements of financial position of PGI Incorporated and Subsidiaries (“Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PGI Incorporated and Subsidiaries at December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BKD, LLP

St. Louis, Missouri
March 31, 2014

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
December 31 ,2013 and 2012

ASSETS			LIABILITIES
	2013	2012		2013	2012
Cash and cash equivalents	$ 1,000	$ 1,000	Accounts payable and
			accrued expenses (Note 6)	$ 219,000	$ 211,000
Restricted cash (Note 3)	5,000	5,000
			Accrued real estate taxes	8,000	8,000
Receivables-related party	440,000	543,000	(Note 6)
(Note 14)
			Accrued Interest:
Land and improvement	639,000	639,000	Primary lender-related party
inventories (Note 4)			(Note 7)	366,000	324,000

Other assets (Note 5)	186,000	187,000	Subordinated convertible
			debentures (Note 8)	21,007,000	19,792,000

			Convertible debentures-
			related party (Note 9)	41,071,000	35,598,000

			Other (Note 7)	2,958,000	2,896,000

			Credit Agreements (Note 7):
			Primary lender-related party	500,000	500,000
			Notes payable	1,198,000	1,198,000
			Subordinated convertible
			debentures payable (Note 8)	9,059,000	9,059,000
			Convertible debentures
			payable-related party (Note 9)	1,500,000	1,500,000

				77,886,000	71,086,000
			Commitments and
			Contingencies (Note 13)

			STOCKHOLDERS' DEFICIENCY
			Preferred stock, par value
			$1.00 per share; authorized
			5,000,000 shares; 2,000,000
			Class A cumulative
			convertible shares issued
			and outstanding; (liquidation
			preference of $8,000,000
			and cumulative dividends)
			(Note 11)	2,000,000	2,000,000

			Common stock, par value
			$.10 per share; authorized
			25,000,000 shares; 5,317,758
			shares issued and outstanding
			(Note 11)	532,000	532,000
			Paid-in capital	13,498,000	13,498,000

			Accumulated deficit	(92,645,000)	(85,741,000)
				(76,615,000)	(69,711,000)
	1,271,000	1,375,000		$1,271,000	$1,375,000

See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2013 and 2012

	2013	2012
Revenues:
Interest income-related party (Note 2)	$16,000	$29,000
	16,000	29,000

Costs and expenses:
Interest	1,277,000	1,248,000
Interest-related party	5,515,000	4,811,000
Taxes and assessments	9,000	9,000
Consulting and accounting-related party	39,000	39,000
Legal and professional	10,000	9,000
General and administrative	70,000	159,000
	6,920,000	6,275,000

Net Loss	$(6,904,000)	$(6,246,000)

Loss Per Share Available to Common Stockholders-	$(1.42)	$(1.29)
Basic and Diluted (Note 16)

See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2013 and 2012

	2013	2012
Cash flows from operating activites:

Cash received from operations:

Interest received-related party	$16,000	$29,000
	16,000	29,000

Cash expended for operations:

Taxes and assessments	10,000	9,000
Consulting and accounting-related party	39,000	39,000
Legal and professional	9,000	9,000
General and administrative	61,000	60,000
	119,000	117,000

Net cash flow used in operating activites	(103,000)	(88,000)

Cash flow from investing activities:

Net repayments of notes receivable-related party	103,000	88,000
Net cash flow provided by investing activities	103,000	88,000

Net change in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of year	1,000	1,000
Cash and cash equivalents at end of year	$1,000	$1,000

See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years ended December 31. 2013 and 2012

	2013	2012

Reconciliation of net loss to net cash used in
operating activities:

Net loss	(6,904,000)	$(6,246,000)

Adjustments to reconcile net loss to net cash used in
operating activites:

(Increase) decrease in assets:
Prepaid expenses	-	2,000
Deferred charges	1,000	4,000

Increase (decrease) in liabilities:
Accounts payable and accrued expenses	8,000	93,000
Accrued interest	1,277,000	1,248,000
Accrued interest-related party	5,515,000	4,811,000

Net cash flow used in operating activities	$(103,000)	$(88,000)

See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
Years ended December 31, 2013 and 2012

	Preferred Stock		Common Stock			Accumulated
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Deficit

Balances at 1/1/12	20,000,000	$2,000,000	5,317,758	$532,000	$13,498,000	$(79,495,000)

Net Loss	-	-	-	-	-	(6,246,000)
Balances at 12/31/12	20,000,000	2,000,000	5,317,758	532,000	13,498,000	(85,741,000)

Net Loss	-	-	-	-	-	(6,904,000)
Balances at 12/31/13	20,000,000	$2,000,000	5,317,758	$532,000	$13,498,000	$(92,645,000)

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

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

2.  Revenues:

Revenues for the years ended December 31, 2013 and 2012 included interest income from a short-term note receivable with Love Investment Company (“LIC”), an affiliate of L-PGI, the Company’s primary preferred stock shareholder.

There were no real estate sales in 2013 and 2012.  As of December 31, 2013 the Company owned six lots in Citrus County, Florida.  The Company continues to be effected by a depressed real estate market in Citrus County, Florida.

3. Restricted Cash:

Restricted cash includes restricted proceeds held by PGIP, LLC (“PGIP”), the Primary Lender, as collateral for debt repayment (see Note 14).

The restricted escrow funds balance was $5,000 at December 31, 2013 and December 31, 2012.

4. Land and Improvements:

Land and improvement inventories consisted of:

	2013	2012
Unimproved land	$625,000	$625,000
Fully improved land	14,000	14,000
	$639,000	$639,000

5. Other Assets:

Other assets consisted of:

	2013	2012
Deposit with Trustee of 6 1/2%
debentures	$184,000	$184,000
Prepaid expenses	1,000	2,000
Deferred charges	1,000	1,000
	$186,000	$187,000

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

6. Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consisted of:

	2013	2012
Accounts payable	$-	$-
Accrued audit/tax expense	36,000	36,000
Accrued consulting fees-related party	1,000	1,000
Environmental remediatiom
obligations	70,000	70,000
Accrued debenture fees	111,000	103,000
Accrued Miscellaneous	1,000	1,000
	$219,000	$211,000

Accrued Real Estate Taxes:

Accrued real estate taxes consisted of:

	2013	2012
Current accrued real estate taxes	$8,000	$8,000

7. Credit Agreements – Primary Lender and Notes Payable:

Credit agreements with the Company’s primary lender and notes payable consisted of the following:

	2013	2012
Credit agreements-
Primary lender (PGIP-related party),
at prime plus 5%, due June 1, 1997	$500,000	$500,000

Notes Payable-
At prime plus 2%, due October 1, 1984	176,000	176,000
At prime plus 2%, due October 1, 1987	1,000,000	1,000,000
Non-interest bearing, due August 1, 1993	22,000	22,000
	$1,698,000	$1,698,000

The prime rate at December 31, 2013 and 2012, was 3.25%.

At December 31, 2013 assets collateralizing the Company’s credit agreements with its primary lender totaled $644,000, of which $5,000 represented escrow held by the primary lender, and $639,000 represented land and improvement inventories.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

7.           Credit Agreements – Primary Lender and Notes Payable (continued):

The overall weighted-average interest rate for the Company’s credit agreements with its primary lender and all remaining notes and mortgages was approximately 6.1% as of both December 31, 2013 and 2012.

Although substantially all of the Company’s real and personal property including all of the stock of the Company’s wholly-owned subsidiaries remains pledged as collateral, the Company negotiated agreements with its mortgage holders to allow the Company to sell part of its land holdings without requiring full payment of the secured debt.

Accrued interest due to the primary lender was $366,000 and $324,000 at December 31, 2013 and 2012, respectively.  Accrued interest on other notes payable was $2,958,000 and $2,896,000 at December 31, 2013 and 2012, respectively.

All of the primary lender debt and notes payable including accrued interest are past due.

8.           Subordinated Convertible Debentures Payable:

Subordinated debentures payable consisted of:

	2013	2012
6 1/2%, due June, 1991	$1,034,000	$1,034,000
6%, due May, 1992	8,025,000	8,025,000
	$9,059,000	$9,059,000

Since issuance, $650,000 and $152,000 of the 6½% and 6% debentures, respectively, have been converted into common stock.  This conversion feature is no longer in effect.

The Company is in default of certain sinking fund and interest payments on both subordinated debentures totaling $9,059,000 in principal plus accrued and unpaid interest of $21,007,000 at December 31, 2013 and $19,792,000 as of December 31, 2012.

The debentures are not collateralized and are not subordinate to each other, but are subordinate to senior indebtedness ($3,198,000 at December 31, 2013).  Payment of dividends on the Company’s common stock is restricted under the terms of the two indentures pursuant to which the outstanding debentures are issued.

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

Accrued interest was $41,071,000 and $35,598,000 at December 31, 2013 and 2012 respectively.

10.           Income Taxes:

Reconciliation of the statutory federal income tax rates, 34% for the years ended December 31, 2013 and 2012, to the Company’s effective income tax rates follows:

	2013		2012
	($ in thousands)
		Percent of		Percent of
	Amount of tax	Pre-tax Loss	Amount of tax	Pre-tax Loss
Expected tax (credit)	$(2,347)	-34.0%	$(2,124)	-34.0%
State income taxes, net of
federal tax benefits	(277)	-4.0%	(250)	-4.0%
Expiration of net operating
loss carryovers	-	0.0%	1,247	20.0%
Increase in valuation allowance	2,624	38.0%	1,127	18.0%
	$-	-	$-	-

At December 31, 2013, the Company had an operating loss carryforward of approximately $ 54,349,000 which are expiring and will expire at various dates through 2033.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

10.           Income Taxes (continued):

	2013	2012
	($ in thousands)
Deferred tax asset:
Net operating loss carryover	$20,653	$18,029
Adjustments to reduce land to net
realizable value	12	12
Expenses capitalized under IRC 263(a)	56	56
Environmental liability	27	27
Valuation allowance	(20,576)	(17,952)
	172	172
Deferred tax liability:
Basis difference of land and
improvement inventories	172	172

Net deferred tax asset	$-	$-

The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2010.

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

The holders of the preferred stock are entitled to one vote per share and, except as provided by law, will vote as one class with the holders of the common stock.  Class A preferred stockholders are also entitled to receive cumulative dividends at the annual rate of $.32 per share, an effective yield of 8%.  Dividends accrued for an initial two year period and, at the expiration of this period, preferred stockholders had the option of receiving accumulated dividends, when and if declared by the Board of Directors, in cash (unless prohibited by law or contract) or common stock. At December 31, 2013 cumulative preferred dividends in arrears totaled $11,955,000 ($640,000 of which related to the year ended December 31, 2013).  On May 15, 1997 preferred dividends accrued through April 25, 1995 totaling $4,260,433 were paid in the form of 2,000,203 shares of common stock.

As of December 31, 2013, the preferred stock is callable or redeemable at the option of the Company at $4.00 per share plus accrued and unpaid dividends.  In addition, the preferred stock will be entitled to preference of $4.00 per share plus accrued and unpaid dividends in the event of liquidation of the Company.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

At December 31, 2013 the Company had reserved 6,319,540 common shares for the conversion of preferred stock and debentures.

12.           Quarterly Results:

There were no significant transactions in the fourth quarter of 2013.

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

As of December 31, 2013 the Company was in default of its primary credit agreements with PGIP, its Primary Lender (Note 7).

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
7.	Handle day-to-day accounting requirements

In addition, the Company receives office space, telephone service and computer service from LREC.  A fee of $2,800 per month was accrued in 2013 and 2012.  The Company made payments of $33,600 to LREC in 2013 and 2012 respectively for accounting service fees.  There were no accrued accounting service fees as of December 31, 2013 and 2012.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

14.           Related Party Transactions (continued):

Effective March 25, 1987, the Company entered into a Management Consulting Agreement with LREC.  As a consultant to the Company and in addition to the above services, LREC provides other services including, but not limited to, strategic planning, marketing and financing as requested by the Company.  In consideration for these consulting services, the Company pays LREC a quarterly consulting fee of one-tenth of one percent of the carrying value of the Company’s assets, plus reasonable out-of-pocket expenses.  As of December 31, 2013, the carrying value of the Company’s assets was approximately $1,271,000.  Consulting fees were $5,000 and $6,000 in 2013 and 2012, respectively.  As of both December 31, 2013 and 2012, a total of $1,000 of unpaid fees had accrued under this agreement.

In 1985 a corporation owned by the former Chairman of the Board and his family made an uncollateralized loan to the Company, which at December 31, 2013 had an outstanding balance, including accrued interest, of $589,000.  Interest accrued on this loan was $9,000 in both 2013 and 2012, respectively.

From time to time, the Company invests in short-term debt obligations of an affiliate of L-PGI, the Company’s preferred shareholder, Love Investment Company (Note 2).  The balance of this receivable including accrued interest at December 31, 2013 and 2012 was $440,000 and $543,000, respectively.  Interest on the loans was $16,000 and $29,000 for 2013 and 2012, respectively.

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

The estimated fair values of the Company’s financial instruments are as follows:

	2013		2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and restricted cash	$6,000	$6,000	$6,000	$6,000
Receivables	440,000	440,000	543,000	543,000
Accounts payable	-	-	-	-
Debt	12,257,000	-	12,257,000	-

16.           Loss Per Share:

The following is a summary of the calculations used in computing basic and diluted loss per share:

	2013	2012
Numerator:
Net Loss	$(6,904,000)	$(6,246,000)
Preferred Dividends	(640,000)	(640,000)

Loss Available to Common Shareholders	$(7,544,000)	$(6,886,000)

Denominator:
BASIC
Weighted average amount of shares outstanding	5,317,758	5,317,758

DILUTED
Weighted average amount of shares outstanding	5,317,758	5,317,758

Dilutive effect of assumed conversion of
Preferred Stock	-	-
Dilutive common shares	5,317,758	5,317,758

Loss per share
Basic	$(1.42)	$(1.29)
Diluted	(1.42)	(1.29)

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.    Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) under the supervision and with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of the Company.  Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.  There have been no changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ending December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9A.   Controls and Procedures (continued)

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment, management concludes that, as of December 31, 2013, the Company’s internal control over financial reporting is effective.

Item 9B.   Other Information

Not Applicable

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance.

The following information, regarding executive officers and directors of the Company, is as of March 31, 2014.

Position with Company and Business Experience
Name and Age	During the Last Five Years

Laurence A. Schiffer (age 74)
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

Andrew S. Love Jr. (age 70)
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

Section 16(a) Beneficial Ownership Reporting Compliance

The Company was not furnished any Forms 3, 4 or 5, or any amendments thereto, during our most recent fiscal year.  Accordingly, the Company is not aware of any officer, director or beneficial owner of more than 10 percent of the Company’s registered securities that failed to file on a timely basis Forms 3, 4 and 5 required under Section 16(a) of the Securities Exchange Act of 1934, as amended, during fiscal year ended 2013.

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

Neither Mr. Schiffer nor Mr. Love received fees from any source directly attributable to their services as directors of the Company during 2013.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below provides certain information as of March 31, 2014 regarding the beneficial ownership of the Common Stock and the Class A cumulative convertible preferred stock (the “Preferred Stock”) by each person known by the Company to be the beneficial owner of more than five percent of either the Common Stock or the Preferred Stock, each director of the Company (which persons are also the Company’s only executive officers), and by virtue of the foregoing, the directors and executive officers of the Company as a group.

					Percent of Totsl
Name (9)	Common Stock		Preferred Stock		Common Stock (1)	Preferred Stock	Percent of Total Voting Power (1)
Estate of Harold Vernon	998,777	(2)(3)	-		18.8%	-	13.7%
Mary Anne Johns Trust	-	(4)	125,000	(4)	- (4)	6.3%	5.0%
Love-PGI Partners, L.P.(“L-PGI”)	2,260,706	(5)	1,875,000	(5)	42.50%	93.80%	56.50%
Andrew S. Love, Jr.	2,263,215	(6)	1,875,000	(6)	42.50%	93.80%	56.50%
Laurence A. Schiffer	2,263,215	(7)	1,875,000	(7)	42.50%	93.80%	56.50%
All executive officers and directors as a group (2 persons)	2,263,215	(8)	1,875,000	(8)	42.50%	93.80%	56.50%

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

As of December 31, 2013, the Company did not have a compensation plan or individual compensation arrangement under which its equity securities may be issued.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The Company’s primary lender debt of $500,000 as of December 31, 2013, and which remained at this amount during all of fiscal year 2013, is with PGIP, LLC, an affiliate of the Company (“PGIP”) and is secured by substantially all of the Company’s real estate.  PGIP became the primary lender in March 1996, with the assignment by First Union, the Company’s former primary bank lender, of all its right, title and interest in and to the loan documents.  PGIP is 100% owned by Love Savings Holding Company (“LSHC”).  Messrs. Love and Schiffer own approximately 90% of all of the issued and outstanding voting stock of LSHC and serve as the directors and officers of LSHC.  LSHC along with Messrs. Love and Schiffer are the managers of PGIP.  There were no principal or interest payments made during fiscal year 2013 to PGIP with respect to this debt.  See also Note 7 to the Notes to Consolidated Financial Statements.

As further security to the primary lender indebtedness with PGIP, a restricted proceeds escrow was established in connection with the closing of the bulk acreage sale in May 1998.  The escrow agreement permits funds to be paid (i) as requested by PGI and agreed to by PGIP, or (ii) as deemed necessary and appropriate by PGIP to protect its interest in the remaining real estate, including its right to receive principal and interest payments on the indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company.  The restricted escrow balance was $ 5,000 at both December 31, 2013 and 2012.

The Company maintains its administration and accounting offices with the offices of LREC in St. Louis, Missouri.  LREC, a Missouri Corporation, is owned by Mr. Love and Mr. Schiffer, and is located at 212 South Central Avenue, St. Louis, Missouri 63105.  A fee of $2,800 per month was accrued in 2013 and 2012 and the Company made payments of $33,600 to LREC in 2013 and 2012 respectively, for the services described in the next paragraph.  There were no accrued accounting service fees as of December 31, 2013 and 2012, respectively.

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

Effective as of March 25, 1987, the Company entered into the Management Agreement with LREC.  As a consultant to the Company and in addition to the above services, LREC provides other services including, but not limited to, strategic planning, marketing, and financing as requested by the Company.  In consideration for these consulting services, the Company pays LREC a quarterly consulting fee of one-tenth of one percent of the book value of the Company’s assets, plus reasonable out-of-pocket expenses. As of December 31, 2013, the book value of the Company’s assets was approximately $1.3 million. Consulting fees accrued and paid were $5,000 and $6,000 in 2013 and 2012, respectively.  As of December 31, 2013 and 2012, a total of $1,000 and $1,000, respectively, of unpaid fees had accrued under the Management Agreement.  The Management Agreement will continue in effect until terminated upon 90 days prior written notice by a majority vote of the Company’s directors.

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

As of and during December 31, 2013, Love-1989 held $796,950 in principal amount of the Debentures with respect to which there was as of December 31, 2013 accrued and unpaid interest in the amount of $21,987,000.  In May 2008, LIC, an affiliate of L-PGI, the Company’s preferred shareholder, purchased $703,050 in principal amount of Debentures from the previous debenture holder for which there was as of December 31, 2013 accrued and unpaid interest in the amount of $19,083,000. The total debentures balance of $1,500,000 carry a maturity date of July 8, 1997 and are in default.  Interest on the Debentures accrues at the rate of fourteen percent compounded quarterly, and no interest payments were made during December 31, 2013.

From time to time, the Company invests in short term debt obligations with LIC.  The balance of this receivable at December 31, 2013 and 2012 was $440,000 and $542,000, respectively.  Interest on such receivables was $16,000 and $29,000 for 2013 and 2012, respectively.

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

Item 14.                      Principal Accountant Fees and Services

Audit and tax fees rendered by BKD, LLP, the principal accountant of the Company, for the fiscal years ended December 31, 2013 and December 31, 2012 were:

	2013	2012

Audit Fees	$32,600	$32,600
Audit related fees	-	-
Tax fees	4,000	4,000
All other fees	-	-
	$36,600	$36,600

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

PART IV

Item 15.   Exhibits and Financial Statement Schedules

1. The following financial statements and the report of independent registered public accounting firm are filed as part of this Report:

a.	Report of Independent Registered Public Accounting Firm
b.	Consolidated Statements of Financial Position as of December 31, 2013 and 2012
c.	Consolidated Statements of Operations for the Years Ended December 31, 2013 and 2012
d.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012
e.	Consolidated Statements of Stockholders' Deficiency for the Years Ended December 31, 2013 and 2012
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

PGI INCORPORATED
(Registrant)

Date: March 31, 2014	By:	/s/ Laurence A. Schiffer
Laurence A. Schiffer, President
(Duly Authorized Officer and Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew S. Love	Chairman of the Board	March 31, 2014
Andrew S. Love	Secretary

/s/ Laurence A. Schiffer	Vice Chairman of the Board, President, Principal Executive Officer,	March 31, 2014
Laurence A. Schiffer	Principal Financial Officer, and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

2	Inapplicable.

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

4.1
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

10.5	Consulting Agreement between PGI Incorporated and Love Real Estate Company, dated as of March 25, 1987 (filed as Exhibit 10.7 to the 1986 Form 10-K and incorporated herein by reference).

11.	See Note 16 to the consolidated financial statements.

13.	Inapplicable.

14.	Inapplicable (See discussion regarding code of ethics under Item 10. of this Form 10-K).

16.	Inapplicable.

18	Inapplicable.

21	Subsidiaries of the Registrant, filed herein.

22.	Inapplicable.

23.	Inapplicable.

24	Inapplicable.

31(i).1	Principal Executive Officer certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, filed herein.

31(i).2	Principal Financial Officer certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, filed herein.

32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein.

32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein.

95	Not applicable.

99.	Not applicable.

100.	Not applicable.

101.	Instance Document, Schema Document, Calculation Linkbase Document, Labels Linkbase Document, Presentation Linkbase Document and Definition Linkbase Document.*

*Furnished with this report.