Form 10-Q
period 2014-06-30
PGI INC
filed 2014-08-14
CIK 81157

U.S SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10 – Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2014
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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:  As of August 14, 2014, there were 5,317,758 shares of the registrant’s common stock, $.10 par value per share, outstanding.

PGI INCORPORATED AND SUBSIDIARIES

Form 10 – Q
For the Quarter Ended June 30, 2014

Table of Contents

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
($ in thousands, except share and per share data)

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Cash	$1	$1
Restricted cash	5	5
Receivables-related party	370	440
Land and improvement inventories	639	639
Other assets	185	186
	$1,200	$1,271
LIABILITIES
Accounts payable and accrued expenses	$213	$219
Accrued real estate taxes	4	8
Accrued interest:
Primary lender-related party	387	366
Subordinated convertible debentures payable	21,625	21,007
Convertible debentures payable-related party	44,103	41,071
Notes payable	2,989	2,958
Credit agreements:
Primary lender-related party	500	500
Notes payable	1,198	1,198
Subordinated convertible debentures payable	9,059	9,059
Convertible debentures payable-related party	1,500	1,500
	81,578	77,886
STOCKHOLDERS' DEFICIENCY
Preferred stock, par value $1.00 per share;
authorized 5,000,000 shares; 2,000,000
Class A cumulative convertible shares issued
and outstanding; (liquidation preference of
$8,000,000 and cumulative dividends)	2,000	2,000
Common stock, par value $.10 per share;
authorized 25,000,000 shares; 5,317,758
shares issued and outstanding	532	532
Paid-in capital	13,498	13,498
Accumulated deficit	(96,408)	(92,645)
	(80,378)	(76,615)
	$1,200	$1,271

See accompanying notes to Condensed Consolidated Financial Statements.

Part I    Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
REVENUES
Interest income-related party	$3	$4	$7	$8
	3	4	7	8
COSTS AND EXPENSES
Interest	326	318	649	634
Interest-related party	1,553	1,355	3,053	2,663
Taxes and assessments	2	2	4	4
Consulting and accounting-related party	9	10	19	20
Legal and professional	3	3	7	7
General and administrative	19	19	38	38
	1,912	1,707	3,770	3,366
NET LOSS	$(1,909)	$(1,703)	$(3,763)	$(3,358)

NET LOSS PER SHARE(*)
AVAILABLE TO COMMON
STOCKHOLDERS-Basic and diluted	$(0.39)	$(0.35)	$(0.77)	$(0.69)

*Considers the effect of cumulative preferred dividends in arrears for the three and six months ended June 30, 2014 and 2013.

See accompanying notes to Condensed Consolidated Financial Statements.

Part I    Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2014	2013

Net cash used in operating activities	$(70)	$(67)
Cash Flows from investing activities:
Proceeds from notes receivable-related party	70	67
Net cash provided by investing activities	70	67

Net change in cash	-	-

Cash at beginning of period	1	1

Cash at end of period	$1	$1

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

The Company remains in default under the indentures governing its unsecured subordinated debentures and collateralized convertible debentures and is in default of its primary debt obligations.  (See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 7, 8, and 9 to the Company's consolidated financial statements for the year ended December 31, 2013, as contained in the Company's Annual Report on Form 10 - K).

All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made.  The results for the three and six months ended June 30, 2014 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2014 or any other interim period.

 (2) Per Share Data

Basic per share amounts are computed by dividing net income (loss), after considering current period dividends on the Company's preferred stock, by the average number of common shares.  The average number of common shares outstanding for the three and six months ended June 30, 2014 and 2013 was 5,317,758.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Diluted per share amounts are computed by dividing net income (loss) by the average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures into shares of common stock.  For the three and six months ended June 30, 2014 and 2013, the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

The following is a summary of the calculations used in computing basic and diluted loss per share for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Net Loss	$(1,909,000)	$(1,703,000)	$(3,763,000)	$(3,358,000)

Preferred dividends	(160,000)	(160,000)	(320,000)	(320,000)

Loss Available to	$(2,069,000)	$(1,863,000)	$(4,083,000)	$(3,678,000)
Common shareholders

Weighted Average Number
Of Common Shares
Outstanding	5,317,758	5,317,758	5,317,758	5,317,758

Basic and Diluted Loss
Per Share	$(0.39)	$(0.35)	$(0.77)	$(0.69)

(3) Statement of Cash Flows

The Financial Accounting Standards Board Accounting Standards Codification Topic No. 230, “Statement of Cash Flows”, requires a statement of cash flows as part of a full set of financial statements.  For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows.  There were no payments of interest for the six month periods ended June 30, 2014 and June 30, 2013.

 (4) Restricted Cash

Restricted cash includes restricted proceeds held by the primary lender as collateral for debt repayment.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(5) Receivables

Net receivables consisted of:

	June 30,	December 31,
	2014	2013
	($ in thousands)
Notes receivable - related party	$370	$440

(6) Land and Improvements

Land and improvement inventories consisted of:

	June 30,	December 31,
	2014	2013
	($ in thousands)
Unimproved land	$625	$625
Fully improved land	14	14
	$639	$639

(7) Other Assets

Other assets consisted of:

	June 30,	December 31,
	2014	2013
	($ in thousands)
Deposit with Trustee of 6-1/2% debentures	$184	$184
Prepaid expenses	-	1
Other	1	1
	$185	$186

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(8) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	June 30,	December 31,
	2014	2013
	($ in thousands)
Accounts payable	$1	$-
Accrued audit & professional	25	36
Accrued consulting fees-related party	1	1
Environmental remediation obligations	70	70
Accrued debenture fees	115	111
Accrued miscellaneous	1	1
	$213	$219

Accrued real estate taxes consisted of:
Current real estate taxes	$4	$8

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

The following summarizes the temporary differences of the Company at June 30, 2014 and December 31, 2013 at the statutory rate:

	June 30,	December 31,
	2014	2013
	($ in thousands)
Deferred tax asset
Net operating loss carryforward	$22,083	$20,653
Adjustments to reduce land to net realizable value	12	12
Expenses capitalized under IRC 263(a)	56	56
Environmental liability	27	27
Valuation allowance	(22,006)	(20,576)
	172	172

Deferred tax liability:
Basis difference of land and improvement inventories	172	172
Net deferred tax asset	$-	$-

(11)           Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, other than debt, approximates fair value at June 30, 2014 and December 31, 2013 because of the short maturity of those instruments.  It was not practicable to estimate the fair value of the Company’s debt with its primary lender, its notes payable and its convertible debentures because these debts are in default causing no basis for estimating value by reference to quoted market prices or current rates offered to the Company for debt of the same remaining maturities.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note

The Company’s most valuable remaining asset is a parcel of 366 acres located in Hernando County, Florida.  As of June 30, 2014, the Company also owned 6 single family lots, located in Citrus County, Florida.  In addition, the Company owns some minor parcels of real estate in Charlotte County, and Citrus County, Florida, which totals approximately 60 acres, but these have limited value because of associated developmental constraints such as wetlands, easements, and/or other obstacles to development and sale.

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

Results of Operations

Revenues for the three months ended June 30, 2014 decreased by $1,000 to $3,000 from $4,000 for the comparable 2013 period as a result of decreased interest income due to a lower balance on the short-term note receivable balance with Love Investment Company (“LIC”), an affiliate of L-PGI, the Company’s primary preferred stock shareholder.  Expenses for the three months ended June 30, 2014 increased by $205,000 when compared to the same period in 2013, primarily resulting from an increase in interest expense of $206,000 due to interest accruing on past due balances under the various credit agreements, notes payable and debentures which increased over the same period in 2013 for accrued but unpaid interest.  Consulting and accounting expenses for the three months ended June 30, 2014 decreased by approximately $1,000 when compared to the same period in 2013.  A quarterly consulting fee is paid to Love Real Estate Company (“LREC”) of one-tenth of one percent of the carrying value of the Company’s assets which have decreased in 2014 as compared to 2013.  As a result, a net loss of $1,909,000 was incurred for the three months ended June 30, 2014 compared to a net loss of $1,703,000 for the comparable period in 2013.  After consideration of cumulative preferred dividends in arrears, totaling $160,000 for each three month period ended June 30, 2014 and 2013, with respect to the Class A Preferred Stock, a net loss per share of $(0.39) and $(0.35) was incurred for the three month periods ended June 30, 2014 and 2013, respectively.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Revenues for the six month period ended June 30, 2014 decreased to $7,000 from $8,000, representing a decrease of $1,000, for the comparable 2013 period primarily as a result of a decrease in interest income primarily due to a lower balance on the short-term note receivable with LIC.  Expenses for the six month period ended June 30, 2014 increased by $404,000 when compared to the same period in 2013 primarily resulting from an increase in interest expense of $405,000 due to interest accruing on higher past due balances under the various credit agreements, notes payable and debentures which increased over the same period in 2013 for accrued but unpaid interest.  Consulting and accounting expenses for the six months ended June 30, 2014 decreased by approximately $1,000 when compared to the same period in 2013.  A quarterly consulting fee is paid to Love Real Estate Company (“LREC”) of one-tenth of one percent of the carrying value of the Company’s assets which have decreased in 2014 as compared to 2013.  As a result, a net loss of $3,763,000 was incurred for the first six months of 2014 compared to a net loss of $3,358,000 for the first six months of 2013.  After consideration of cumulative preferred dividends in arrears, totaling $320,000 for each of the six months ended June 30, 2014 and 2013 (based on $160,000 for each three month period therein), with respect to the Class A Preferred Stock, a net loss per share of $(0.77) and $(0.69) was incurred for the six month periods ended June 30, 2014 and 2013, respectively.  The total cumulative preferred dividends in arrears with respect to the Class A Preferred Stock through June 30, 2014 is $12,275,000.

On May 1, 2013 the Company executed a cell tower lease on a parcel of property located in Citrus County, Florida.  Pursuant to the term of this lease, rent payments of $1,800 per month will begin to be due by the lessee to the Company upon the earlier of issuance of a building permit for such tower or 18 months after May 1, 2013.  Accordingly, this lease may not generate income until November, 2014. The lease term is 10 years with six successive five year renewal periods.

Interest expense during the three and six month periods ended June 30, 2014 increased by $206,000 and $405,000, respectively, when compared to the same periods during 2013.  This increase is a result of interest accruing on past due balances under the various credit agreements, notes payable and debentures, which increased at various intervals during the respective years for accrued but unpaid interest.

As of June 30, 2014, the Company remained in default of its primary lender indebtedness of $500,000 with PGIP, LLC (“PGIP”), an entity related to L-PGI, as well as under its subordinated and convertible debentures and notes payable.  PGIP holds restricted funds of the Company pursuant to an escrow agreement whereby funds may be disbursed (i) as requested by the Company and agreed to by PGIP, (ii) as deemed necessary and appropriate by PGIP, to protect PGIP's interest in the Retained Acreage (as hereinafter defined), including PGIP's right to receive principal and interest under the note agreement securing the remaining indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company.  The restricted escrow funds held by PGIP were $5,000 at June 30, 2014 and December 31, 2013.  The Company did not utilize any of the restricted escrow funds during the six months ended June 30, 2014 or 2013.  The primary parcel of real estate owned by the Company, totaling 366 acres and located in Hernando County, Florida, remains subject to the primary lender indebtedness.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow Analysis

During the six month period ended June 30, 2014, the Company’s net cash used in operating activities was $70,000 compared to $67,000 for the comparable period in 2013.  Net cash provided from investing activities during the six months ended June 30, 2014 and 2013 consisted of $70,000 and $67,000, respectively, in note receivable proceeds received from LIC.  The Company receives proceeds from its notes receivable from LIC as needed to fund its operating activities.

Analysis of Financial Condition

Total assets decreased by $71,000 at June 30, 2014 compared to total assets at December 31, 2013, reflecting the following changes:

	June 30,	December 31,	Increase
	2014	2013	(Decrease)
		($ in thousands)
Cash	$1	$1	$-
Restricted cash	5	5	-
Receivables-related party	370	440	(70)
Land and improvement inventories	639	639	-
Other assets	185	186	(1)
	$1,200	$1,271	$(71)

During the six month period ended June 30, 2014, the amount of receivables-related party decreased by $70,000 due to the Company’s receipt of principal and accrued interest payments from LIC, a related party, under the note receivable from LIC.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liabilities were approximately $81.6 million at June 30, 2014 compared to approximately $77.9 million at December 31, 2013, reflecting the following changes:

	June 30,	December 31,	Increase
	2014	2013	(Decrease)
		($ in thousands)
Accounts payable & accrued expenses	$213	$219	$(6)
Accrued real estate taxes	4	8	(4)
Accrued interest	69,104	65,402	3,702
Credit agreements:			-
Primary lender-related party	500	500	-
Notes payable	1,198	1,198	-
Subordinated convertible
debentures payable	9,059	9,059	-
Convertible debentures payable-
related party	1,500	1,500	-

	$81,578	$77,886	$3,692

During the six month period ended June 30, 2014, the amount of accounts payable and accrued expenses decreased by $6,000 primarily as a result of timing differences and the payment of certain accrued expenses.  Accrued real estate taxes decreased by $4,000 during the six month period ended June 30, 2014 due to the payment of previously accrued real estate taxes.  Accrued interest during the six month period ended June 30, 2014 increased by $3.702 million due to the amount of interest expense for such period.  During the six month periods ended June 30, 2014 and June 30, 2013, the Company made no interest payments on its various credit agreements, notes payable and debentures.

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

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company remains in default on the entire principal amount plus interest (including certain sinking fund and interest payments with respect to its subordinated debentures) of its subordinated and convertible debentures and notes payable, as well as its primary lender indebtedness with PGIP.  The principal and accrued interest amounts due are as indicated in the following table:

	June 30, 2014
	Principal	Accrued
	Amount Due	Interest
	($ in thousands)

Subordinated convertible debentures:
At 6 1/2%, due June 1, 1991	$1,034	$1,720
At 6%, due May 1, 1992	8,025	19,905
	$9,059	$21,625
Collateralized convertible debentures:
At 14%, due July 8, 1997	$1,500	$44,103

Notes Payable:
At prime plus 2%	$1,176	$2,989
Non-interest bearing	22	-
	$1,198	$2,989

Primary Lender:	$500	$387

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.  There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PGI INCORPORATED
(Exact name of registrant as specified in its charter)

Date: August 14, 2014	By:	/s/ Laurence A. Schiffer
Laurence A. Schiffer
President
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

PGI INCORPORATED AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

2	Inapplicable.

3.(i)	Inapplicable.

3.(ii)	Inapplicable.

4	Inapplicable.

10	Inapplicable.

11	Statement re: Computation of Per Share Earnings (Set forth in Note 2 of the Notes to Condensed Consolidated Financial Statements (Unaudited) herein).

15	Inapplicable.

18	Inapplicable.

19	Inapplicable.

22	Inapplicable.

23	Inapplicable.

24.	Inapplicable.

31(i).1	Principal Executive Officer certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31(i).2	Principal Financial Officer certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350.

95.	Inapplicable.

99.	Inapplicable.

100.	Inapplicable.

101	Instance Document, Schema Document, Calculation Linkbase Document, Labels Linkbase Document, Presentation Linkbase Document and Definition Linkbase Document.*

*  Furnished with this report.