Form 10-Q
period 2014-09-30
PGI INC
filed 2014-11-14
CIK 81157

 U.S SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
 FORM 10 – Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2014

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:  As of November 14, 2014, there were 5,317,758 shares of the registrant’s common stock, $.10 par value per share, outstanding.

PGI INCORPORATED AND SUBSIDIARIES

Form 10 – Q
For the Quarter Ended September 30, 2014

PART I                                FINANCIAL INFORMATION

Item 1.                                  Financial Statements

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
($ in thousands, except share and per share data)

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Cash	$1	$1
Restricted cash	5	5
Receivables-related party	348	440
Land and improvement inventories	639	639
Other assets	55	186
	$1,048	$1,271
LIABILITIES
Accounts payable and accrued expenses	$218	$219
Accrued real estate taxes	6	8
Accrued interest:
Primary lender-related party	397	366
Subordinated convertible debentures payable	21,147	21,007
Convertible debentures payable-related party	45,700	41,071
Notes payable	3,004	2,958
Credit agreements:
Primary lender-related party	500	500
Notes payable	1,198	1,198
Subordinated convertible debentures payable	8,589	9,059
Convertible debentures payable-related party	1,500	1,500
	82,259	77,886
STOCKHOLDERS' DEFICIENCY
Preferred stock, par value $1.00 per share;
authorized 5,000,000 shares; 2,000,000
Class A cumulative convertible shares issued
and outstanding; (liquidation preference of
$8,000,000 and cumulative dividends)	2,000	2,000
Common stock, par value $.10 per share;
authorized 25,000,000 shares; 5,317,758
shares issued and outstanding	532	532
Paid-in capital	13,498	13,498
Accumulated deficit	(97,241)	(92,645)
	(81,211)	(76,615)
	$1,048	$1,271

See accompanying notes to Condensed Consolidated Financial Statements.

Part I                       Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
REVENUES
Interest income-related party	$3	$4	$10	$12
	3	4	10	12
COSTS EXPENSES AND OTHER
Interest	327	320	976	954
Forgiveness of debt and interest	(1,217)	-	(1,217)	-
Interest-related party	1,607	1,402	4,660	4,065
Taxes and assessments	3	2	7	6
Consulting and accounting-
related party	9	9	28	29
Legal and professional	1	1	8	8
General and administrative	106	16	144	54
	836	1,750	4,606	5,116
NET LOSS	$(833)	$(1,746)	$(4,596)	$(5,104)

NET LOSS PER SHARE(*)
AVAILABLE TO COMMON
STOCKHOLDERS-Basic and diluted	$(0.19)	$(0.36)	$(0.95)	$(1.05)

*Considers the effect of cumulative preferred dividends in arrears for the three and nine months ended
September 30, 2014 and 2013.

See accompanying notes to Condensed Consolidated Financial Statements.

Part I                       Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2014	2013

Net cash used in operating activities	$(92)	$(86)
Cash Flows from investing activities:
Proceeds from notes receivable-related party	92	86
Net cash provided by investing activities	92	86

Net change in cash	-	-

Cash at beginning of period	1	1

Cash at end of period	$1	$1

See accompanying notes to Condensed Consolidated Financial Statements.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

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

All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made.  The results for the three and nine months ended September 30, 2014 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2014 or any other interim period.

(2)	Per Share Data

Basic per share amounts are computed by dividing net income (loss), after considering current period dividends on the Company's preferred stock, by the average number of common shares.  The average number of common shares outstanding for the three and nine months ended September 30, 2014 and 2013 was 5,317,758.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Diluted per share amounts are computed by dividing net income (loss) by the average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures into shares of common stock.  For the three and nine months ended September 30, 2014 and 2013, the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

The following is a summary of the calculations used in computing basic and diluted loss per share for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Net Loss	$(833,000)	$(1,746,000)	$(4,596,000)	$(5,104,000)

Preferred dividends	(160,000)	(160,000)	(480,000)	(480,000)

Loss Available to	$(993,000)	$(1,906,000)	$(5,076,000)	$(5,584,000)
Common shareholders

Weighted Average Number
Of Common Shares
Outstanding	5,317,758	5,317,758	5,317,758	5,317,758

Basic and Diluted Loss
Per Share	$(0.19)	$(0.36)	$(0.95)	$(1.05)

 (3)          Statement of Cash Flows

The Financial Accounting Standards Board Accounting Standards Codification Topic No. 230, “Statement of Cash Flows”, requires a statement of cash flows as part of a full set of financial statements.  For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows.  There were no payments of interest for the nine month periods ended September 30, 2014 and September 30, 2013.

 (4)          Restricted Cash

Restricted cash includes restricted proceeds held by the primary lender as collateral for debt repayment.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(5)	Receivables

Net receivables consisted of:

	September 30,	December 31,
	2014	2013
	($ in thousands)
Notes receivable - related party	$348	$440

(6)	Land and Improvements

Land and improvement inventories consisted of:

	September 30,	December 31,
	2014	2013
	($ in thousands)
Unimproved land	$625	$625
Fully improved land	14	14
	$639	$639

(7)	Other Assets

Other assets consisted of:

	September 30,	December 31,
	2014	2013
	($ in thousands)
Deposit with Trustee of 6-1/2% debentures	$52	$184
Prepaid expenses	2	1
Other	1	1
	$55	$186

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(8)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	September 30,	December 31,
	2014	2013
	($ in thousands)
Accounts payable	$5	$-
Accrued audit & professional	30	36
Accrued consulting fees-related party	1	1
Environmental remediation obligations	64	70
Accrued debenture fees	118	111
Accrued miscellaneous	-	1
	$218	$219

Accrued real estate taxes consisted of:
Current real estate taxes	$6	$8

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(9)	Primary Lender Credit Agreements, Notes Payable, Subordinated and Convertible Debentures Payable

Credit agreements with the Company’s primary lender and notes payable consisted of the following:

	September 30,	December 31,
	2014	2013
	($ in thousands)
Credit agreements - primary lender-related party
balance is past due, bearing interest
at prime plus 5%	$500	$500

Notes payable - $1,176,000
bearing interest at prime plus 2%,
the remainder non-interest bearing,
all past due	1,198	1,198
	1,698	1,698
Subordinated debentures payable:
At 6-1/2% interest; due June 1, 1991	564	1,034
At 6% interest; due May 1, 1992	8,025	8,025
	8,589	9,059
Collateralized convertible debentures
payable-related party:
At 14% interest; due July 8, 1997,
convertible into shares of common stock
at $1.72 per share	1,500	1,500
	$11,787	$12,257

The Trustee of the 6.5% subordinated debentures, which matured in June, 1991, with an original face amount of $1,034,000, has given notice of a final distribution to holders of such debentures on September 2, 2014.  In connection with such final distribution, the Trustee has applied $89,000 of the $184,000 debenture reserve fund that the Trustee had maintained with respect to such debentures, toward debenture administration fees charged by the Trustee, and the remaining balance of $95,000 has been designated for final distribution to holders of such debentures.  As of September 30, 2014, such debentures with a face amount of $470,000 have been surrendered by their respective debenture holders, utilizing $43,000 of the debenture reserve fund in payment of a final distribution to such debenture holders.  Accordingly, the Company has recognized $427,000 in forgiveness of debt.  Accrued interest in the amount of $790,000 on such debentures that have been surrendered was recorded as forgiveness of interest expense as of September 30, 2014.  As of September 30, 2014 the outstanding principal balance on such 6.5% subordinated debentures totals $564,000 plus accrued and unpaid interest of $948,000 which will be recorded as debt and interest forgiveness when these debentures are surrendered.  As the Company has consistently stated in prior filings, the Company believes that any potential claims by the respective debenture holders on such 6.5% subordinated debentures would be barred under the applicable statutes of limitations.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(10)          Income Taxes

At December 31, 2013, the Company had an operating loss carryforward of approximately $54,349,000 available to reduce future taxable income.  These operating losses expire at various dates through 2033.

The following summarizes the temporary differences of the Company at September 30, 2014 and December 31, 2013 at the statutory rate:

	September 30,	December 31,
	2014	2013
	($ in thousands)
Deferred tax asset
Net operating loss carryforward	$22,860	$20,653
Adjustments to reduce land to net realizable value	12	12
Expenses capitalized under IRC 263(a)	56	56
Environmental liability	27	27
Valuation allowance	(22,783)	(20,576)
	172	172

Deferred tax liability:
Basis difference of land and improvement inventories	172	172
Net deferred tax asset	$-	$-

(11)          Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, other than debt, approximates fair value at September 30, 2014 and December 31, 2013 because of the short maturity of those instruments.  It was not practicable to estimate the fair value of the Company’s debt with its primary lender, its notes payable and its convertible debentures because these debts are in default causing no basis for estimating value by reference to quoted market prices or current rates offered to the Company for debt of the same remaining maturities.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note

The Company’s most valuable remaining asset is a parcel of 366 acres located in Hernando County, Florida.  As of September 30, 2014, the Company also owned 6 single family lots, located in Citrus County, Florida.  In addition, the Company owns some minor parcels of real estate in Charlotte County, and Citrus County, Florida, which totals approximately 60 acres, but these have limited value because of associated developmental constraints such as wetlands, easements, and/or other obstacles to development and sale.

The 366 acre parcel in Hernando County is difficult to value because of uncertainty related to the possible extension of the Suncoast Parkway, which terminates on the south side of Route 98 opposite this property.  Based on an endorsement in 2007 by the Citrus County Commission to re-adopt a project that was originally approved in 1998, the route that is presently believed to be the most probable for the proposed northward continuation of the Suncoast Parkway is through the middle of this parcel of property.  The Company has received notification from the Florida Department of Transportation that engineering firms have been retained to conduct field work for this project.  However, the Florida Department of Transportation – Florida’s Turnpike Enterprise Website for the Suncoast Parkway, Project 2, indicates the project for this possible expansion has been suspended (paused) and no proposed specific timeframe for continuing this project has been provided.  Until and unless the uncertainty regarding the future expansion of the Suncoast Parkway and the related prospect of an eminent domain taking of a significant portion of the parcel is resolved, planning with respect to this property is difficult.

The Trustee of the 6.5% subordinated debentures, which matured in June, 1991, with an original face amount of $1,034,000, has given notice of a final distribution to holders of the debentures on September 2, 2014.  In connection with such final distribution, the Trustee has applied $89,000 of the $184,000 debenture reserve fund that the Trustee had maintained with respect to such debentures, toward debenture administration fees charged by the Trustee, and the remaining balance of $95,000 has been designated for final distribution to holders of such debentures.  As of September 30, 2014, such debentures with a face amount of $470,000 have been surrendered by their respective debenture holders, utilizing $43,000 of the debenture reserve fund in payment of a final distribution to such debenture holders.  Accordingly, the Company has recognized $427,000 in forgiveness of debt.  Accrued interest in the amount of $790,000 on such debentures that have been surrendered was recorded as forgiveness of interest expense as of September 30, 2014.  As of September 30, 2014 the outstanding principal balance on such 6.5% subordinated debentures totals $564,000 plus accrued and unpaid interest of $948,000 which will be recorded as debt and interest forgiveness when these debentures are surrendered.  As the Company has consistently stated in prior filings, the Company believes that any potential claims by the respective debenture holders on such 6.5% subordinated debentures would be barred under the applicable statutes of limitations.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Revenues for the three months ended September 30, 2014 decreased by $1,000 to $3,000 from $4,000 for the comparable 2013 period as a result of decreased interest income due to a lower balance on the short-term note receivable balance with Love Investment Company (“LIC”), an affiliate of L-PGI, the Company’s primary preferred stock shareholder.  Expenses for the three months ended September 30, 2014 decreased by $914,000 when compared to the same period in 2013, primarily resulting from a forgiveness of debt and interest in the amount of $1,217,000 which is attributed to 6.5% subordinated debentures in the face amount of $470,000 that have been surrendered in exchange for a final distribution of $92 per $1,000 in face value of such debentures. Accrued interest in the amount of $790,000 on the 6.5% subordinated debentures that have been surrendered has been recorded as forgiveness of interest expense. Interest expense for the three months ended September 30, 2014 increased by $212,000 due to interest accruing on past due balances under the various credit agreements, notes payable and debentures which increased over the same period in 2013 for accrued but unpaid interest.  Taxes and assessments for the three months ended September 30, 2014 increased by approximately $1,000 when compared to the same period in 2013 due to increasing real estate tax assessments.  General and administrative expenses for the three months ended September 30, 2014 increased by approximately $90,000 when compared to the same period in 2013 primarily due to an $89,000 assessment for debenture administration fees charged to the Company from the funds on deposit with the Trustee of the 6.5% subordinated debentures.  As a result, a net loss of $833,000 was incurred for the three months ended September 30, 2014 compared to a net loss of $1,746,000 for the comparable period in 2013.  After consideration of cumulative preferred dividends in arrears, totaling $160,000 for each three month period ended September 30, 2014 and 2013, with respect to the Class A Preferred Stock, a net loss per share of $(0.19) and $(0.36) was incurred for the three month periods ended September 30, 2014 and 2013, respectively.

Revenues for the nine month period ended September 30, 2014 decreased by $2,000 to $10,000 from $12,000 for the comparable 2013 period as a result of lower balance on the short-term note receivable balance with Love Investment Company (“LIC”), an affiliate of L-PGI, the Company’s primary preferred stock shareholder.  Expenses for the nine months ended September 30, 2014 decreased by $510,000 when compared to the same period in 2013, primarily resulting from a forgiveness of debt and interest in the amount of $1,217,000 which is attributed to 6.5% subordinated debentures in the face amount of $470,000 that have been surrendered in exchange for a final distribution of $92 per $1,000 in face value of such debentures. Accrued interest in the amount of $790,000 on the 6.5% subordinated debentures that have been surrendered has been recorded as forgiveness of interest expense. Interest expense for the nine months ended September 30, 2014 increased by $617,000 due to interest accruing on past due balances under the various credit agreements, notes payable and debentures which increased over the same period in 2013 for accrued but unpaid interest.  Taxes and assessments for the nine months ended September 30, 2014 increased by approximately $1,000 when compared to the same period in 2013 due to increased real estate tax assessments.  Consulting and accounting expenses for the nine months ended September 30, 2014 decreased by $1,000 when compared to the same period in 2013.  A quarterly consulting fee is paid to Love Real Estate Company (“LREC”) of one-tenth of one percent of the carrying value of the Company’s assets which have decreased in 2014 as compared to 2013.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and administrative expenses for the nine months ended September 30, 2014 increased by approximately $90,000 when compared to the same period in 2013 primarily due to an $89,000 assessment for debenture administration fees charged to the Company from the funds on deposit with the Trustee of the 6.5% subordinated debentures. As a result, a net loss of $4,596,000 was incurred for the first nine months of 2014 compared to a net loss of $5,104,000 for the first nine months of 2013.  After consideration of cumulative preferred dividends in arrears, totaling $480,000 for each of the nine months ended September 30, 2014 and 2013 (based on $160,000 for each three month period therein), with respect to the Class A Preferred Stock, a net loss per share of $(0.95) and $(1.05) was incurred for the nine month periods ended September 30, 2014 and 2013, respectively.  The total cumulative preferred dividends in arrears with respect to the Class A Preferred Stock through September 30, 2014 is $12,435,000.

On May 1, 2013 the Company executed a cell tower lease on a parcel of property located in Citrus County, Florida.  Pursuant to the terms of this lease, the lessee has the right to terminate the agreement during a due diligence period through November 1, 2014.  Effective October 28, 2014, an amendment to the lease has been executed to extend the due diligence period for an additional 12 months with the right to terminate the lease agreement extended to October 28, 2015 in exchange for an option fee of $3,600.  If the lessee exercises the option to proceed with the terms of the lease at the end of the due diligence period, the lease provides for rent of $1,800 per month with a term of 10 years and six successive five year renewal periods.

Interest expense during the three and nine month periods ended September 30, 2014 increased by $212,000 and $617,000, respectively, when compared to the same periods in 2013. This increase is a result of interest accruing on past due balances under the various credit agreements, notes payable and debentures, which increased at various intervals during the respective years for accrued but unpaid interest.

As of September 30, 2014, the Company remained in default of its primary lender indebtedness of $500,000 with PGIP, LLC (“PGIP”), an entity related to L-PGI, as well as under its subordinated and convertible debentures and notes payable.  PGIP holds restricted funds of the Company pursuant to an escrow agreement whereby funds may be disbursed (i) as requested by the Company and agreed to by PGIP, (ii) as deemed necessary and appropriate by PGIP, to protect PGIP's interest in the Retained Acreage (as hereinafter defined), including PGIP's right to receive principal and interest under the note agreement securing the remaining indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company.  The restricted escrow funds held by PGIP were $5,000 at September 30, 2014 and December 31, 2013.  The Company did not utilize any of the restricted escrow funds during the nine months ended September 30, 2014 or 2013.  The primary parcel of real estate owned by the Company, totaling 366 acres and located in Hernando County, Florida, remains subject to the primary lender indebtedness.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow Analysis

During the nine month period ended September 30, 2014, the Company’s net cash used in operating activities was $92,000 compared to $86,000 for the comparable period in 2013.  Net cash provided from investing activities during the nine months ended September 30, 2014 and 2013 consisted of $92,000 and $86,000, respectively, in note receivable proceeds received from LIC.  The Company receives proceeds from its notes receivable from LIC as needed to fund its operating activities.

Analysis of Financial Condition

Total assets decreased by $223,000 at September 30, 2014 compared to total assets at December 31, 2013, reflecting the following changes:

	September 30,	December 31,	Increase
	2014	2013	(Decrease)
		($ in thousands)
Cash	$1	$1	$-
Restricted cash	5	5	-
Receivables-related party	348	440	(92)
Land and improvement inventories	639	639	-
Other assets	55	186	(131)
	$1,048	$1,271	$(223)

     During the nine month period ended September 30, 2014, the amount of receivables-related party decreased by $92,000 due to the Company’s receipt of principal and accrued interest payments from LIC, a related party, under the note receivable from LIC.

  During the nine month period ended September 30, 2014, the amount of other assets decreased by $131,000.  The Trustee of the 6.5% subordinated debentures has applied $89,000 of the debenture reserve fund maintained by the Trustee with respect to such debentures, toward debenture administration fees charged by the Trustee, and the remaining balance of $95,000 has been designated for final distribution to the holders of such debentures.  As of September 30, 2014, such debentures with a face amount of $470,000 have been surrendered by their respective debenture holders, utilizing $43,000 of the debenture reserve fund in payment of a final distribution to such debenture holders.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liabilities were approximately $82.3 million at September 30, 2014 compared to approximately $77.9 million at December 31, 2013, reflecting the following changes:

	September 30,	December 31,	Increase
	2014	2013	(Decrease)
	($ in thousands)
Accounts payable and accrued expenses	$218	$219	$(1)
Accrued real estate taxes	6	8	(2)
Accrued interest	70,248	65,402	4,846
Credit agreements:			-
Primary lender-related party	500	500	-
Notes payable	1,198	1,198	-
Subordinated convertible
debentures payable	8,589	9,059	(470)
Convertible debentures payable-
related party	1,500	1,500	-

	$82,259	$77,886	$4,373

        During the nine month period ended September 30, 2014, the amount of accounts payable and accrued expenses decreased by $1,000 primarily as a result of timing differences and the payment of certain accrued expenses.  Accrued real estate taxes decreased by $2,000 during the nine month period ended September 30, 2014 due to the payment of previously accrued real estate taxes.  Accrued interest during the nine month period ended September 30, 2014 increased by $4,846,000 as a result of $5,636,000 of interest expense for such period which was offset by accrued interest in the amount of $790,000 on the 6.5% subordinated debentures that have been surrendered and recorded as forgiveness of interest expense.  During the nine month periods ended September 30, 2014 and September 30, 2013, the Company made no interest payments on its various credit agreements, notes payable and debentures.

As of September 30, 2014, 6.5% subordinated debentures with a face amount of $470,000 have been surrendered by their respective debenture holders.

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

The Company remains in default on the entire principal amount plus interest (including certain sinking fund and interest payments with respect to its subordinated debentures) of its subordinated and convertible debentures and notes payable, as well as its primary lender indebtedness with PGIP.  The principal and accrued interest amounts due are as indicated in the following table:

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

	September 30, 2014
	Principal	Accrued
	Amount Due	Interest
	($ in thousands)

Subordinated convertible debentures:
At 6 1/2%, due June 1, 1991	$564	$948
At 6%, due May 1, 1992	8,025	20,198
	$8,589	$21,146
Collateralized convertible debentures:
At 14%, due July 8, 1997	$1,500	$45,700

Notes payable:
At prime plus 2%	$1,176	$3,004
Non-interest bearing	22	-
	$1,198	$3,004

Primary lender-related party:	$500	$397

The Trustee of the 6.5% subordinated debentures, which matured in June, 1991, with an original face amount of $1,034,000, has given notice of a final distribution to holders of the debentures on September 2, 2014.  As of September 30, 2014, such debentures with a face amount of $470,000 have been surrendered by their respective debenture holders, utilizing $43,000 of the debenture reserve fund in payment of a final distribution to such debenture holders.  Accordingly, the Company has recognized $427,000 in forgiveness of debt and $790,000 in forgiveness of interest on the 6.5% subordinated debentures that have been surrendered.  As of September 30, 2014 the outstanding principal balance on such 6.5% subordinated debentures totals $564,000 plus accrued and unpaid interest of $948,000.  As the Company has consistently stated in prior filings, the Company believes that any potential claims by the respective debenture holders on such 6.5% subordinated debentures would be barred under the applicable statutes of limitations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.  There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PGI Incorporated

November 14, 2014	By:	/s/ Laurence A. Schiffer
Laurence A. Schiffer
President
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

PGI INCORPORATED AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description
2.	Inapplicable.
3.(i)	Inapplicable.
3.(ii)	Inapplicable.
4.	Inapplicable.
10.	Inapplicable.
11	Statement re: Computation of Per Share Earnings (Set forth in Note 2 of the Notes to Condensed Consolidated Financial Statements (Unaudited) herein).
15	Inapplicable.
18.	Inapplicable.
19	Inapplicable.
22.	Inapplicable.
23.	Inapplicable.
24.	Inapplicable.
31(i).1	Principal Executive Officer certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31(i).2	Principal Financial Officer certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350.
95.	Inapplicable.
99.	Inapplicable.
100.	Inapplicable.
101.	Instance Document, Schema Document, Calculation Linkbase Document, Labels Linkbase Document, Presentation Linkbase Document and Definition Linkbase Document.*

 *Furnished with this report