Form 10-K
period 2014-12-31
PGI INC
filed 2015-03-31
CIK 81157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10 – K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 2014

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
Common Stock, Par Value $.10 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                                     Accelerated filer ☐
Non-accelerated filer ☐                                                       Smaller reporting company ☒
           (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014 cannot be determined.  See Item 5 of Form 10-K.

The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of March 31, 2015, 5,317,758 shares of Common Stock, par value $.10 per share, were outstanding.

PGI INCORPORATED AND SUBSIDIARIES
FORM 10 – K  -  2014
Contents and Cross Reference Index

Form 10-K
Part No.	Item No.	Description	Page

I	1	Business	3
		General	3
		Most Recent Developments	3

	1A	Risk Factors	4

	1B	Unresolved Staff Comments	4

	2	Properties	4

	3	Legal Proceedings	5

	4	Mine Safety Disclosures	5

II	5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	5

	6	Selected Financial Data	5

	7	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	5

	7A	Quantitative and Qualitative Disclosures About Market Risk	12

	8	Financial Statements and Supplementary Data	13

	9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	29

	9A	Controls and Procedures	29

	9B	Other Information	30

III	10	Directors, Executive Officers, and Corporate Governance	31

	11	Executive Compensation	32

	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	32

	13	Certain Relationships and Related Transactions, and Director Independence	33

	14	Principal Accountant Fees and Services	35

IV	15	Exhibits and Financial Statement Schedules	36

Signatures			37

Exhibit Index			38

PART I

Item 1.                                Business

GENERAL

As used in this Annual Report on Form 10-K, the “Company” refers, unless the context otherwise requires, to PGI Incorporated and its subsidiaries.  The Company’s executive offices are at 212 S. Central, St. Louis, Missouri, 63105, and its telephone number is (314) 512-8650.

The Company, a Florida corporation, was founded in 1958, and up until the mid 1990’s was in the business of building and selling homes, developing and selling home sites and selling undeveloped or partially developed tracts of land.  Over approximately the last 20 years, the Company’s business focus and emphasis changed substantially as it has concentrated its sales and marketing efforts almost exclusively on the disposition of its remaining real estate. This change was prompted by its continuing financial difficulties due to the principal and interest owed on its debt.

Presently, the most valuable remaining asset of the Company is a parcel of 366 acres located in Hernando County, Florida. The Company also owns a number of scattered sites in Charlotte County, Florida (the “Charlotte Property”), which total approximately 60 acres, but most of these sites are subject to easements which markedly reduce their value, consist of wetlands of indeterminate value and/or are subject to obstacles to development and the sale of such property.  As of December 31, 2014, the Company also owned six single family lots located in Citrus County, Florida.

As of December 31, 2014, the Company had no employees, and all services provided to the Company are through contract services.

MOST RECENT DEVELOPMENTS

The principal remaining real property asset of the Company is a 366 acre undeveloped parcel in Hernando County, Florida, which property is encumbered by secured creditor claims.

This parcel is difficult to value because of uncertainty related to the possible extension of the Suncoast Expressway, which terminates on the south side of Route 98 opposite this property.  It appears that the State of Florida has a renewed interest in proceeding with the northward continuation of the Suncoast Expressway.  The only updated information regarding the State of Florida’s plans for this expansion project is obtained by the Company from the Florida Department of Transportation-Florida’s Turnpike Enterprise Website for the Suncoast Parkway, Project 2.  This website indicates that updated project information, including proposed schedules and right-of-way maps, will be available in late spring of 2015.  Previously, this website indicated that this possible expansion project has been suspended (paused). There remains uncertainty regarding the timing of the Suncoast Expressway expansion project, as well as the extent of any portion of the Company land parcel that may be acquired for the project, and the impact on the remaining acreage.

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

Foremost among these factors is that the Suncoast Expressway is expected to be extended to the north.  Such an extension is almost certain to impact the property, since the probable routes as presently proposed to the knowledge of the Company, would require a significant part of this tract (see the additional discussion with respect to this possible extension project under “Most Recent Developments” of Item 1 of this Form 10-K).  Additional factors include the present lack of water and sewers on the site, as well as the lack of roads on the site.  Also, about forty acres of the property have been designated in the Hernando County’s future land use plan for commercial use rather than single family use.  Finally, market demand appears to be shifting away from lots with greenways as originally contemplated in favor of larger estate type lots and/or higher density condo/townhouse development.

Other vacant parcels, which could be competitive, do exist in the immediate area, most of which do not suffer the same planning constraint concerning the possible extension of the Suncoast Expressway.

The property is encumbered by mortgages granted by the Company in connection with the primary lender debt of $908,000 in principal and accrued interest and the convertible debentures held by Love-1989 Florida Partners, L.P. (“Love-1989”) which total $26,146,000 in principal and accrued interest at December 31, 2014.  The primary lender debt and convertible debentures are past due and in default (See Notes 7 and 9 to the Consolidated Financial Statements under Item 8).

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

Item 4.                        Mine Safety Disclosures

Not Applicable
PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no public trading market for the Company’s common equity securities.  There have been no reported transactions in the Company’s common stock, par value $.10 (the “Common Stock”), since January 29, 1991, with the exception of the odd lot tender offer by PGIP, LLC, an affiliate of the Company (“PGIP”), in 2003 described previously in the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2004.  No dividends have ever been paid on the Common Stock, and payment of dividends on the Common Stock is restricted under the terms of the two indentures pursuant to which the Company’s outstanding subordinated convertible debentures are issued and by the terms of the Company’s preferred stock.  As of December 31, 2014 to the Company’s knowledge, there were 601 holders of record of the Company’s Common Stock and approximately 424 debenture holders.

Item 6.                        Selected Financial Data

Not Applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

PRELIMINARY NOTE

Because the liabilities of the Company far exceed the reported value of its assets, the most important information and analysis concerns the nature and probable actions of the major holders of the Company’s debt.  Foremost among these are the Company’s 6.5% subordinated convertible debentures, which matured in June, 1991, with an original face amount of $1,034,000 and its 6.0% subordinated convertible debentures which matured May, 1992, with an original face amount of $8,025,000.

With respect to the 6.5% subordinated convertible debentures, the Trustee provided notice of final distribution to the holders of such debentures on September 2, 2014.  In connection with such final distribution, the Trustee has applied $89,000 of the $184,000 debenture reserve fund that the Trustee had maintained with respect to such debentures, toward debenture administration fees charged by the Trustee, and the remaining balance of $95,000 for final distribution to holders of such debentures who surrender their respective debentures.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of December 31, 2014, such debentures in the face amount of $507,000 were surrendered by their respective debenture holders, utilizing $47,000 of the debenture reserve fund in payment as a final distribution to such debenture holders.  Accordingly, the Company has recognized $460,000 in forgiveness of debt during 2014.  In addition, accrued interest in the amount of $853,000 on such debentures that have been surrendered was recorded by the Company as forgiveness of interest expense in 2014.  As of December 31, 2014 the principal amount of such 6.5% subordinated convertible debentures that were not surrendered by the respective holders equals $527,000 plus accrued and unpaid interest of $894,000.

If and when such remaining debentures are surrendered to the Trustee, the applicable portion of such principal and accrued interest will similarly be recorded as debt and interest forgiveness.  As the Company has consistently stated in prior filings, the Company believes that any potential claims by the respective debenture holders on such 6.5% subordinated convertible debentures would be barred under the applicable statutes of limitations.

The cumulative amount due for these two issues as of December 31, 2014 is as follows:

	12/31/2014
	Principal	Unpaid
	Amount Due	Interest
	($ in thousands)

Subordinated debentures due June 1, 1991	$527	$894
Subordinated debentures due May 1, 1992	8,025	20,495
	$8,552	$21,389

        Both issues have been in payment default for approximately twenty years, and there has been little contact with or on behalf of the bondholders over the past several years (other than the surrendering of the 6.5% subordinated convertible debentures to the Trustees as described above).  It is unclear whether any action on behalf of the bondholders is presently likely, given the negative net worth of the Company and continuing passage of time.  Further, the Company believes that at least a portion of such claims (especially those with respect to the subordinated convertible debentures which matured on June 1, 1991) might be barred under the applicable statutes of limitations.

If such claims are barred, it is possible that the Company would potentially have to record net income in like amount, without the receipt of any cash, and could potentially incur a large tax liability.  Any such potential tax liability might be averted and/or mitigated, however, by the utilization of the Company’s tax loss carryforwards, which as of December 31, 2014 totaled approximately $ 60,861,000.

Even if claims by the subordinated convertible debenture holders are barred in full and there is no cash tax consequence to the Company as a result of the utilization of the tax loss carry forwards, the Company would nonetheless have a substantial Stockholders’ Deficiency.  As of December 31, 2014, the Stockholders’ Deficiency of the Company was $83,127,000.

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

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Revenues

Revenues for the year ended December 31, 2014 was $16,000 consisting of $12,000 in interest income and $4,000 in other income.  Interest income decreased by $4,000 compared to interest income of $16,000 for the year ended December 31, 2013 primarily as a result of decreased interest income due to a lower balance on the short-term note receivable balance with Love Investment Company (“LIC”), an affiliate of L-PGI, the Company’s primary preferred stock shareholder.  The note receivable and interest receivable balance was $332,000 and $440,000 as of December 31, 2014 and 2013, respectively.

Other income of $4,000 for the year ended December 31, 2014 represents an option fee received in connection with an amendment to an existing cell tower lease on a parcel of property located in Citrus County, Florida.  Effective October 28, 2014, the terms of such lease were amended to extend the due diligence period and the right to terminate the lease to October 28, 2015.  If the lessee exercises the option to proceed with the terms of the lease at the end of the due diligence period, the lease provides for rent of $1,800 per month with a term of 10 years and six successive five year renewal periods.

There were no real estate sales during 2014 or 2013.  The Company continues to be affected by a depressed real estate market and other factors as previously described under “Item 2. Properties.”

Costs and Expenses

Expenses for the years 2014 and 2013 were:

	2014	2013

Taxes and Assessments	$9,000	$9,000
Consulting and Accounting-related party	38,000	39,000
Legal and Professional	12,000	10,000
General and Administrative	163,000	70,000

Consulting and accounting expenses for the year ended December 31, 2014 decreased by $1,000 when compared to the same period in 2013.  A quarterly consulting fee is paid to Love Real Estate Company (“LREC”) of one-tenth of one percent of the carrying value of the Company’s assets which have decreased in 2014 as compared to 2013.

Legal and professional expenses increased by $2,000 in 2014 when compared to the same period in 2013, which increase primarily related to routine legal expenses incurred in connection with dismissal of title matters relating to land development from previous years.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and administrative expenses increased by $93,000 during the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily as a result of the Trustee’s application of $89,000 of the debenture reserve fund for debenture administration fees in conjunction with the notice of final distribution that was provided to holders of the 6.5% subordinated debentures.  In addition, audit/tax fees for the year ended December 31, 2014 increased by $3,000 compared to the year ended December 31, 2013.

Interest expense for the two years ended December 31, 2014 and 2013 was:

	2014	2013
	($ in thousands)
Interest Expense	$7,619	$6,792

Interest expense in 2014 increased by $827,000 compared to 2013 as a result of interest accruing on past due balances which increase at various intervals throughout the year for accrued but unpaid interest.

The Company recognized $1,313,000 in forgiveness of debt and accrued interest in the year ended December 31, 2014.  The Trustee of the 6.5% subordinated convertible debentures, which matured in June, 1991, with an original face amount of $1,034,000, provided notice of final distribution to holders of such debentures on September 2, 2014.  In connection with such final distribution, the Trustee designated the remaining balance of the debenture reserve fund held by the Trustee in the amount of $95,000 for final distribution to holders of such debentures who surrender their respective debentures.  As of December 31, 2014, such debentures in the face amount of $507,000 were surrendered to the Trustee by their respective debenture holders, utilizing $47,000 of the debenture reserve fund in payment as a final distribution to such debenture holders.  Accordingly, the Company has recognized $460,000 in forgiveness of debt during 2014.  In addition, accrued interest in the amount of $853,000 on such debentures that have been surrendered was recorded by the Company as forgiveness of interest expense in 2014.  As of December 31, 2014 the principal amount of such 6.5% subordinated convertible debentures that have not been surrendered by their respective holders equals $527,000 plus accrued and unpaid interest of $894,000. If and when such remaining debentures are surrendered to the Trustee, the applicable portion of such principal and accrued interest will similarly be recorded as debt and interest forgiveness.

The net loss was $6,512,000 ($1.34 per share) for 2014 compared to a net loss of $6,904,000 ($1.42 per share) for 2013 with such increase being primarily attributable to the increase in interest expense described above, which increase is offset in part by the $1,313,000 of forgiveness of debt and interest in 2014.  Included in the 2014 and 2013 loss per share computation is $640,000 ($.12 per share of Common Stock) of annual cumulative preferred stock dividends in arrears.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

FINANCIAL CONDITION

Total assets decreased by $243,000 at December 31, 2014 compared to total assets at December 31, 2013 reflecting the following changes:

			Increase
	2014	2013	(Decrease)
	($ in thousands)
Cash and cash equivalents	$1	$1	$-
Restricted cash	5	5	-
Receivables-related party	332	440	(108)
Land and improvements	639	639	-
Other assets	51	186	(135)
	$1,028	$1,271	$(243)

Net cash used in operations was $108,000 for the year ended December 31, 2014 compared to net cash used in operations of $103,000 for the year ended December 31, 2013.  Net cash used in operations consists of cash received from operations less cash expended for operations.

Cash received from operations during 2014 was $16,000, of which $12,000 received from operations represents interest payments received from the Company’s note receivable with LIC.  Cash received from other income during 2014 was $4,000.   Cash received from operations during 2013 was $16,000, all of which represents interest payments received from the Company’s note receivable with LIC.

Cash expended for operations increased by $5,000 to $124,000 during 2014 from $119,000 in 2013, primarily relating to the payment of $6,000 in environmental remediation expenses on a parcel of property located in Citrus County, Florida.  During 2014, the Company paid $6,000 of the $70,000 in environmental remediation obligations that were previously accrued by the Company.

During 2014 and 2013, investing activities provided $108,000 and $103,000, respectively, of cash, which consisted of the receipt of net principal repayments of the Company’s short-term note with LIC.  As a result, the amount of receivables-related party decreased by $108,000 as of December 31, 2014 compared to December 31, 2013.

The $135,000 decrease in other assets at December 31, 2014 compared to year-end 2013 primarily is a result of the application of $89,000 of the deposit with the Trustee of the 6.5% subordinated convertible debentures towards debenture administration fees and $47,000 of such deposit towards the payment of the final distribution to the holders of such debentures that surrendered their debenture certificates to the Trustee.  The Trustee of the 6.5% subordinated debentures, which matured in June, 1991, with an original face amount of $1,034,000, has given notice of a final distribution to holders of such debentures on September 2, 2014.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liabilities were $84,155,000 at December 31, 2014 compared to $77,886,000 at December 31, 2013, reflecting the following changes:

	2014	2013	(Decrease)
	($ in thousands)
Accounts payable and accrued expenses	$229	$219	$10
Accrued real estate taxes	8	8	-
Accrued interest	24,409	23,965	444
Accrued interest-related party	47,759	41,437	6,322
Credit agreements - primary lender
related party	500	500	-
Notes payable	1,198	1,198	-
Convertible subordianted debentures payable	8,552	9,059	(507)
Convertible debentures payable -
related party	1,500	1,500	-
	$84,155	$77,886	$6,269

    Accrued expenses increased by $10,000 at December 31, 2014 compared to December 31, 2013 due to approximately $6,000 in timing differences in addition to $8,000 due to the accrual of the current year’s annual administration fees related to the 6% subordinated convertible debentures and an increase of $2,000 in accrued audit expenses.  These increases were offset by a decrease of $6,000 attributable to the payment during 2014 of accrued environmental remediation obligations.

The increase in accrued interest at December 31, 2014 compared to year-end 2013 reflects changes in the following accrued interest categories:

			Increase
	2014	2013	(Decrease)
	($ in thousands)
Primary lender-related party	$408	$366	$42
Debentures	21,389	21,007	382
Debentures-related party	47,351	41,071	6,280
Other	3,020	2,958	62
	$72,168	$65,402	$6,766

    Accrued interest increased due to the nonpayment of interest expense during the year ended December 31, 2014.  The accrued interest relating to debentures also increased due to the additional accrual of interest on the nonpayment of previously accrued interest on the Company’s debentures (see Notes 8 and 9 to the consolidated financial statements under Item 8). All of the primary lender debt, notes payable and debentures, including accrued interest, are past due.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Convertible subordinated debentures payable decreased by $507,000 at December 31, 2014 compared to December 31, 2013 due to the reduction of the amount of 6.5% subordinated convertible debentures, due June, 1991, by $507,000.  The Trustee of these debentures provided notice of the final distribution to holders of such debentures on September 2, 2014.  As of December 31, 2014, such debentures with a face amount of $507,000 were surrendered to the Trustee by their respective debenture holders.

The Company’s stockholders’ deficiency increased to $83,127,000 at December 31, 2014 from a $76,615,000 stockholders’ deficiency at December 31, 2013, reflecting the 2014 operating loss of $6,512,000.

New Accounting Standards

There were no accounting standards issued during 2014 or 2013 that management believes will have a material impact on the Company’s financial statements.

Forward Looking Statements

The discussion set forth in this Item 7, as well as other portions of this Form 10-K, may contain forward-looking statements.  Such statements are based upon the information currently available to management of the Company and management’s perception thereof as of the date of the Form 10-K.  When used in this Form 10-K, words such as “anticipates,” “estimates,” “believes,” “appears”, “expects,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  Such statements are subject to risks and uncertainties.  Actual results of the Company’s operations could materially differ from those forward-looking statements.  The differences could be caused by a number of factors or combination of factors including, but not limited to:  changes in the real estate market in Florida and the counties in which the Company owns any property; the overall national economy and financial markets; institution of legal action by the bondholders for collection of any amounts due under the subordinated convertible debentures (notwithstanding the Company’s belief that at least a portion of such actions might be barred under applicable statute of limitations); continued failure by governmental authorities to make a decision with respect to the Suncoast Expressway as described under Item 1; changes in management strategy; and other factors set forth in reports and other documents filed by the Company with the Securities and Exchange Commission from time to time.

Item 7A.                      Qualitative and Quantitative Disclosures About Market Risk.

     Not Applicable

 Item 8.                                Financial Statements and Supplementary Data Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
PGI Incorporated
St. Louis, Missouri

We have audited the accompanying consolidated statements of financial position of PGI Incorporated and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the years then ended.  The Company's Management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PGI Incorporated and Subsidiaries at December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BKD, LLP

St. Louis, Missouri
March 31, 2015

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
December 31, 2014 and 2013

ASSETS			LIABILITIES
	2014	2013		2014	2013
Cash and cash equivalents	$1,000	$1,000	Accounts payable and
			accrued expenses (Note 6)	$229,000	$219,000
Restricted cash (Note 3)	5,000	5,000
			Accrued real estate taxes	8,000	8,000
Receivables-related party	332,000	440,000	(Note 6)
(Note 14)
			Accrued Interest:
Land and improvement	639,000	639,000	Primary lender-related party
inventories (Note 4)			(Note 7)	408,000	366,000

Other assets (Note 5)	51,000	186,000	Subordinated convertible
			debentures (Note 8)	21,389,000	21,007,000

			Convertible debentures-
			related party (Note 9)	47,351,000	41,071,000

			Other (Note 7)	3,020,000	2,958,000

			Credit Agreements (Note 7):
			Primary lender-related party	500,000	500,000
			Notes payable	1,198,000	1,198,000
			Subordinated convertible
			debentures payable (Note 8)	8,552,000	9,059,000
			Convertible debentures
			payable-related party (Note 9)	1,500,000	1,500,000

				84,155,000	77,886,000
			Commitments and
			Contingencies (Note 13)

			STOCKHOLDERS' DEFICIENCY
			Preferred stock, par value
			$1.00 per share; authorized
			5,000,000 shares; 2,000,000
			Class A cumulative
			convertible shares issued
			and outstanding; (liquidation
			preference of $8,000,000
			and cumulative dividends)
			(Note 11)	2,000,000	2,000,000

			Common stock, par value
			$.10 per share; authorized
			25,000,000 shares; 5,317,758
			shares issued and outstanding
			(Note 11)	532,000	532,000
			Paid-in capital	13,498,000	13,498,000

			Accumulated deficit	(99,157,000)	(92,645,000)
				(83,127,000)	(76,615,000)
	$1,028,000	$1,271,000		$1,028,000	$1,271,000

See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2014 and 2013

	2014	2013
Revenues:
Interest income-related party (Note 2)	$12,000	$16,000
Other Income	4,000	-
	16,000	16,000

Costs and expenses:
Interest	1,297,000	1,277,000
Forgiveness of debt and interest	(1,313,000)	-
Interest-related party	6,322,000	5,515,000
Taxes and assessments	9,000	9,000
Consulting and accounting-related party	38,000	39,000
Legal and professional	12,000	10,000
General and administrative	163,000	70,000
	6,528,000	6,920,000

Net Loss	$(6,512,000)	$(6,904,000)

Loss Per Share Available to Common Stockholders-	$(1.34)	$(1.42)
Basic and Diluted (Note 16)

See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2014 and 2013

	2014	2013
Cash flows from operating activites:

Cash received from operations:

Interest received-related party	$12,000	$16,000
Other income	4,000	-
	16,000	16,000

Cash expended for operations:

Taxes and assessments	9,000	10,000
Consulting and accounting-related party	39,000	39,000
Legal and professional	17,000	9,000
General and administrative	59,000	61,000
	124,000	119,000

Net cash flows used in operating activites	(108,000)	(103,000)

Cash flows from investing activities:

Net repayments of notes receivable-related party	108,000	103,000
Net cash flows provided by investing activities	108,000	103,000

Net change in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of year	1,000	1,000
Cash and cash equivalents at end of year	$1,000	$1,000

See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years ended December 31. 2014 and 2013

	2014	2013

Reconciliation of net loss to net cash used in
operating activities:

Net loss	$(6,512,000)	$(6,904,000)

Adjustments to reconcile net loss to net cash used in
operating activites:
Forgiveness of debt and interest	(1,313,000)	-

(Increase) decrease in assets:
Deposit with Trustee of 6 1/2% debentures	89,000	-
Deferred charges	-	1,000

Increase (decrease) in liabilities:
Accounts payable and accrued expenses	10,000	8,000
Accrued interest	1,296,000	1,277,000
Accrued interest-related party	6,322,000	5,515,000

Net cash flow used in operating activities	$(108,000)	$(103,000)

See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
Years ended December 31, 2014 and 2013

	Preferred Stock		Common Stock			Accumulated
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Deficit

Balances at 1/1/13	2,000,000	$2,000,000	5,317,758	$532,000	$13,498,000	$(85,741,000)

Net Loss	-	-	-	-	-	(6,904,000)
Balances at 12/31/13	2,000,000	2,000,000	5,317,758	532,000	13,498,000	(92,645,000)

Net Loss	-	-	-	-	-	(6,512,000)
Balances at 12/31/14	2,000,000	$2,000,000	5,317,758	$532,000	$13,498,000	$(99,157,000)

See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

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

Revenues for the years ended December 31, 2014 and 2013 included interest income from a short-term note receivable with Love Investment Company (“LIC”), an affiliate of L-PGI, the Company’s primary preferred stock shareholder.   In addition, revenue included other income of $4,000 for the year ended December 31, 2014 which represents an option fee received in October 2014 in exchange for an amendment to the cell tower lease on a parcel of property located in Citrus County, Florida.  Effective October 28, 2014, the terms of the lease was amended to extend the due diligence period and the right to terminate the lease extended to October 28, 2015.  If the lessee exercises the option to proceed with the terms of the lease at the end of the due diligence period, the lease provides for rent of $1,800 per month with a term of 10 years and six successive five year renewal periods.

There were no real estate sales in 2014 and 2013.  As of December 31, 2014 the Company owned six lots in Citrus County, Florida.  The Company continues to be effected by a depressed real estate market in Citrus County, Florida.

3.           Restricted Cash:
Restricted cash includes restricted proceeds held by PGIP, LLC (“PGIP”), the Primary Lender, as collateral for debt repayment (see Note 14).

The restricted escrow funds balance was $5,000 at December 31, 2014 and December 31, 2013.

4.           Land and Improvements:
Land and improvement inventories consisted of:

	2014	2013
Unimproved land	$625,000	$625,000
Fully improved land	14,000	14,000
	$639,000	$639,000

5.           Other Assets:
Other assets consisted of:

	2014	2013
Deposit with Trustee of 6 1/2%
debentures	$48,000	$184,000
Prepaid expenses	2,000	1,000
Deferred charges	1,000	1,000
	$51,000	$186,000

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

6.           Accounts Payable and Accrued Expenses:
Accounts payable and accrued expenses consisted of:

	2014	2013
Accounts payable	$6,000	$-
Accrued audit/tax expense	38,000	36,000
Accrued consulting fees-related party	1,000	1,000
Environmental remediatiom
obligations	64,000	70,000
Accrued debenture fees	119,000	111,000
Accrued Miscellaneous	1,000	1,000
	$229,000	$219,000

Accrued Real Estate Taxes:
Accrued real estate taxes consisted of:

	2014	2013
Current accrued real estate taxes	$8,000	$8,000

7.           Credit Agreements – Primary Lender and Notes Payable:
Credit agreements with the Company’s primary lender and notes payable consisted of the following:

	2014	2013
Credit agreements-
Primary lender (PGIP-related party),
at prime plus 5%, due June 1, 1997	$500,000	$500,000

Notes Payable-
At prime plus 2%, due October 1, 1984	176,000	176,000
At prime plus 2%, due October 1, 1987	1,000,000	1,000,000
Non-interest bearing, due August 1, 1993	22,000	22,000
	$1,698,000	$1,698,000

The prime rate at December 31, 2014 and 2013, was 3.25%.

At December 31, 2014 assets collateralizing the Company’s credit agreements with its primary lender totaled $644,000, of which $5,000 represented escrow held by the primary lender, and $639,000 represented land and improvement inventories.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

7.           Credit Agreements – Primary Lender and Notes Payable (continued):

The overall weighted-average interest rate for the Company’s credit agreements with its primary lender and all remaining notes and mortgages was approximately 6.1% as of both December 31, 2014 and 2013.

Although substantially all of the Company’s real and personal property including all of the stock of the Company’s wholly-owned subsidiaries remains pledged as collateral, the Company negotiated agreements with its mortgage holders to allow the Company to sell part of its land holdings without requiring full payment of the secured debt.

Accrued interest due to the primary lender was $408,000 and $366,000 at December 31, 2014 and 2013, respectively.  Accrued interest on other notes payable was $3,020,000 and $2,958,000 at December 31, 2014 and 2013, respectively.

All of the primary lender debt and notes payable including accrued interest are past due.

8.           Subordinated Convertible Debentures Payable:

Subordinated debentures payable consisted of:

	2014	2013
6 1/2%, due June, 1991	$527,000	$1,034,000
6%, due May, 1992	8,025,000	8,025,000
	$8,552,000	$9,059,000

The Trustee of the 6.5% subordinated convertible debentures, which matured in June 1991, with an original face amount of $1,034,000, provided notice of a final distribution to holders of such debentures on September 2, 2014.  In connection with such final distribution, the Trustee applied $89,000 of the $184,000 debenture reserve fund that the Trustee had maintained with respect to such debentures, toward debenture administration fees charged by the Trustee, and the remaining balance of $95,000 of the debenture reserve fund for final distribution to holders of such debentures who surrender their respective debentures.

As of December 31, 2014, such debentures with a face amount of $507,000 were surrendered by their respective debenture holders, utilizing $47,000 of the debenture reserve fund in payment as a final distribution to such debenture holders.  Accordingly, the Company has recognized $460,000 in forgiveness of debt during 2014.  In addition, accrued interest in the amount of $853,000 on such debentures that have been surrendered was recorded as forgiveness of interest expense in 2014.  As of December 31, 2014 the outstanding principal on such 6.5% subordinated convertible debentures that were surrendered by the respective holders equal $527,000 plus accrued and unpaid interest of $894,000 which will be similarly recorded as debt and interest forgiveness when these debentures are surrendered.  As the Company has consistently stated in prior filings, the Company believes that any potential claims by the respective debenture holders on such 6.5% subordinated convertible debentures would be barred under the applicable statutes of limitations.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

8.           Subordinated Convertible Debentures Payable (continued):

Since issuance, $650,000 and $152,000 of the 6½% and 6% debentures, respectively, have been converted into common stock.  This conversion feature is no longer in effect.

The Company is in default of certain sinking fund and interest payments on both subordinated convertible debentures totaling $8,552,000 and $9,059,000 in principal plus accrued and unpaid interest of $21,389,000 and $21,007,000 as of December 31, 2014 and December 31, 2013, respectively.

The debentures are not collateralized and are not subordinate to each other, but are subordinate to senior indebtedness ($3,198,000 at December 31, 2014).  Payment of dividends on the Company’s common stock is restricted under the terms of the two indentures pursuant to which the outstanding debentures are issued.

In order to meet liquidity needs for future periods, the Company has been and intends to continue to actively seek buyers for the remaining portion of the underdeveloped acreage, when appropriate

No assurances can be made that the Company can achieve this objective.

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

Accrued interest was $47,351,000 and $41,071,000 at December 31, 2014 and 2013 respectively.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
10.           Income Taxes:
Reconciliation of the statutory federal income tax rates, 34% for the years ended December 31, 2014 and 2013, to the Company’s effective income tax rates follows:

	2014		2013
	($ in thousands)
		Percent of		Percent of
	Amount of tax	Pre-tax Loss	Amount of tax	Pre-tax Loss
Expected tax (credit)	$(2,214)	-34.0%	$(2,347)	-34.0%
State income taxes, net of
federal tax benefits	(260)	-4.0%	(277)	-4.0%
Decrease in environmental
liability	3	0.0%	-	-
Increase in valuation allowance	2,471	38.0%	2,624	38.0%
	$-	-	$-	-

At December 31, 2014, the Company had an operating loss carryforward of approximately $ 60,861,000 which are expiring and will expire at various dates through 2034.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

10.           Income Taxes (continued):
	2014	2013
	($ in thousands)
Deferred tax asset:
Net operating loss carryover	$23,127	$20,653
Adjustments to reduce land to net
realizable value	12	12
Expenses capitalized under IRC 263(a)	56	56
Environmental liability	24	27
Valuation allowance	(23,047)	(20,576)
	172	172
Deferred tax liability:
Basis difference of land and
improvement inventories	172	172

Net deferred tax asset	$-	$-

The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2011.

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

The holders of the preferred stock are entitled to one vote per share and, except as provided by law, will vote as one class with the holders of the common stock.  Class A preferred stockholders are also entitled to receive cumulative dividends at the annual rate of $.32 per share, an effective yield of 8%.  Dividends accrued for an initial two year period and, at the expiration of this period, preferred stockholders had the option of receiving accumulated dividends, when and if declared by the Board of Directors, in cash (unless prohibited by law or contract) or common stock. At December 31, 2014 cumulative preferred dividends in arrears totaled $12,595,000 ($640,000 of which related to the year ended December 31, 2014).  On May 15, 1997 preferred dividends accrued through April 25, 1995 totaling $4,260,433 were paid in the form of 2,000,203 shares of common stock.

As of December 31, 2014, the preferred stock is callable or redeemable at the option of the Company at $4.00 per share plus accrued and unpaid dividends.  In addition, the preferred stock will be entitled to preference of $4.00 per share plus accrued and unpaid dividends in the event of liquidation of the Company.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

11.           Capital Stock (continued):
At December 31, 2014 the Company had reserved 6,319,540 common shares for the conversion of preferred stock and debentures.

12.           Quarterly Results:
There were no significant transactions in the fourth quarter of 2014.

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

As of December 31, 2014 the Company was in default of its primary credit agreements with PGIP, its Primary Lender (Note 7).

PGIP is owned and managed by Hallmark Investment Corporation (“HIC”).  Messrs. Love and Schiffer are directors and executive officers of HIC and own 90% of all the issued and outstanding voting stock of HIC.

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
7.	Handle day-to-day accounting requirements

In addition, the Company receives office space, telephone service and computer service from LREC.  A fee of $2,800 per month was accrued in 2014 and 2013.  The Company made payments of $33,600 to LREC in 2014 and 2013 respectively for accounting service fees.  There were no accrued accounting service fees as of December 31, 2014 and 2013.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

14.           Related Party Transactions (continued):

Effective March 25, 1987, the Company entered into a Management Consulting Agreement with LREC.  As a consultant to the Company and in addition to the above services, LREC provides other services including, but not limited to, strategic planning, marketing and financing as requested by the Company.  In consideration for these consulting services, the Company pays LREC a quarterly consulting fee of one-tenth of one percent of the carrying value of the Company’s assets, plus reasonable out-of-pocket expenses.  As of December 31, 2014, the carrying value of the Company’s assets was approximately $1,028,000.  Consulting fees were $5,000 in 2014 and 2013.  As of both December 31, 2014 and 2013, a total of $1,000 of unpaid fees had accrued under this agreement.

In 1985 a corporation owned by the former Chairman of the Board and his family made an uncollateralized loan to the Company, which at December 31, 2014 had an outstanding principal balance of $176,000 plus accrued interest of $422,000, totaling an outstanding balance of $598,000.  Interest accrued on this loan was $9,000 in 2014 and 2013.

From time to time, the Company invests in short-term debt obligations of an affiliate of L-PGI, the Company’s preferred shareholder, Love Investment Company (Note 2).  The balance of this receivable including accrued interest at December 31, 2014 and 2013 was $332,000 and $440,000, respectively.  Interest on the loans was $12,000 and $16,000 for 2014 and 2013, respectively.

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

The estimated fair values of the Company’s financial instruments are as follows:

	2014		2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and restricted cash	$6,000	$6,000	$6,000	$6,000
Receivables	332,000	332,000	440,000	440,000
Accounts payable	6,000	6,000	-	-
Debt	11,750,000	-	12,257,000	-

16.           Loss Per Share:
The following is a summary of the calculations used in computing basic and diluted loss per share:
	2014	2013
Numerator:
Net Loss	$(6,512,000)	$(6,904,000)
Preferred Dividends	(640,000)	(640,000)

Loss Available to Common Shareholders	$(7,152,000)	$(7,544,000)

Denominator:
BASIC
Weighted average amount of shares outstanding	5,317,758	5,317,758

DILUTED
Weighted average amount of shares outstanding	5,317,758	5,317,758

Dilutive effect of assumed conversion of
Preferred Stock	-	-
Dilutive common shares	5,317,758	5,317,758

Loss per share
Basic	$(1.34)	$(1.42)
Diluted	(1.34)	(1.42)

Item 9.                                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.                            Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) under the supervision and with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of the Company.  Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.  There have been no changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ending December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9A.                      Controls and Procedures (continued)

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment, management concludes that, as of December 31, 2014, the Company’s internal control over financial reporting is effective.

Item 9B.                      Other Information

Not Applicable

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

The following information, regarding executive officers and directors of the Company, is as of March 31, 2015.

Position with Company and Business Experience
Name and Age	During the Last Five Years

Laurence A. Schiffer	Director of the Company since April 1987; President,
(age 75)
Chief Executive Officer and Chief Financial Officer of the Company since February 1994; Vice Chairman of the Board since May 1987; President and Chief Executive Officer of Love Real Estate Company and Love Investment Company since 1973; Manager of PGIP since 1995; member of the Real Estate Board of Metropolitan St. Louis and the National Association of Real Estate Boards.

Andrew S. Love Jr.	Director and Chairman of the Company’s Board of Directors since
(age 71)
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

Section 16(a) Beneficial Ownership Reporting Compliance

The Company was not furnished any Forms 3, 4 or 5, or any amendments thereto, during our most recent fiscal year.  Accordingly, the Company is not aware of any officer, director or beneficial owner of more than 10 percent of the Company’s registered securities that failed to file on a timely basis Forms 3, 4 and 5 required under Section 16(a) of the Securities Exchange Act of 1934, as amended, during fiscal year ended 2014.

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

Neither Mr. Schiffer nor Mr. Love received fees from any source directly attributable to their services as directors of the Company during 2014.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below provides certain information as of March 31, 2015 regarding the beneficial ownership of the Common Stock and the Class A cumulative convertible preferred stock (the “Preferred Stock”) by each person known by the Company to be the beneficial owner of more than five percent of either the Common Stock or the Preferred Stock, each director of the Company (which persons are also the Company’s only executive officers), and by virtue of the foregoing, the directors and executive officers of the Company as a group.

					Percent of Total
Name(9)	Common Stock		Preferred Stock		Common Stock (1)	Preferred Stock	Percent ofTotal Voting Power (1)
Estate of Harold Vernon	998,777	(2)(3)	-		18.8%	-	13.7%
Mary Anne Johns Trust	-	(4)	125,000	(4)	- (4)	6.3%	5.0%
Love-PGI Partners, L.P.(“L-PGI”)	2,260,706	(5)	1,875,000	(5)	42.5%	93.8%	56.5%
Andrew S. Love, Jr.	2,263,215	(6)	1,875,000	(6)	42.5%	93.8%	56.5%
Laurence A. Schiffer	2,263,215	(7)	1,875,000	(7)	42.5%	93.8%	56.5%
All executive officers and directors as a group (2 persons)	2,263,215	(8)	1,875,000	(8)	42.5%	93.8%	56.5%

1.	The above table does not include 2,595,356 shares that may be received upon conversion of the Company’s secured convertible debentures.
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
Davie, FL 33328                                                                    St. Louis, MO 63105                                                           St. Louis, MO 63105

Mary Anne Johns                                                              Andrew S. Love, Jr.
One Woodland Drive                                                         212 So. Central, Suite 201
Punta Gorda, FL 33982                                                       St. Louis, MO 63105

As of December 31, 2014, the Company did not have a compensation plan or individual compensation arrangement under which its equity securities may be issued.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

The Company’s primary lender debt of $500,000 as of December 31, 2014, and which remained at this amount during all of fiscal year 2014, is with PGIP, LLC, an affiliate of the Company (“PGIP”) and is secured by substantially all of the Company’s real estate.  PGIP became the primary lender in March 1996, with the assignment by First Union, the Company’s former primary bank lender, of all its right, title and interest in and to the loan documents.  PGIP is 100% owned by Hallmark Investment Corporation (“HIC”).  Messrs. Love and Schiffer own approximately 90% of all of the issued and outstanding voting stock of HIC and serve as the directors and officers of HIC.  HIC along with Messrs. Love and Schiffer are the managers of PGIP.  There were no principal or interest payments made during fiscal year 2014 to PGIP with respect to this debt.  See also Note 7 to the Notes to Consolidated Financial Statements.

As further security to the primary lender indebtedness with PGIP, a restricted proceeds escrow was established in connection with the closing of the bulk acreage sale in May 1998.  The escrow agreement permits funds to be paid (i) as requested by PGI and agreed to by PGIP, or (ii) as deemed necessary and appropriate by PGIP to protect its interest in the remaining real estate, including its right to receive principal and interest payments on the indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company.  The restricted escrow balance was $ 5,000 at both December 31, 2014 and 2013.

The Company maintains its administration and accounting offices with the offices of LREC in St. Louis, Missouri.  LREC, a Missouri Corporation, is owned by Mr. Love and Mr. Schiffer, and is located at 212 South Central Avenue, St. Louis, Missouri 63105.  A fee of $2,800 per month was accrued in 2014 and 2013 and the Company made payments of $33,600 to LREC in 2014 and 2013 respectively, for the services described in the next paragraph.  There were no accrued accounting service fees as of December 31, 2014 and 2013, respectively.

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

Effective as of March 25, 1987, the Company entered into the Management Agreement with LREC.  As a consultant to the Company and in addition to the above services, LREC provides other services including, but not limited to, strategic planning, marketing, and financing as requested by the Company.  In consideration for these consulting services, the Company pays LREC a quarterly consulting fee of one-tenth of one percent of the book value of the Company’s assets, plus reasonable out-of-pocket expenses. As of December 31, 2014, the book value of the Company’s assets was approximately $1.0 million. Consulting fees accrued and paid were $5,000 in 2014 and 2013.  As of December 31, 2014 and 2013, a total of $1,000 of unpaid fees had accrued under the Management Agreement.  The Management Agreement will continue in effect until terminated upon 90 days prior written notice by a majority vote of the Company’s directors.

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

       As of and during December 31, 2014, Love-1989 held $797,000 in principal amount of the Debentures with respect to which there was as of December 31, 2014 accrued and unpaid interest in the amount of $25,349,000.  In May 2008, LIC, an affiliate of L-PGI, the Company’s preferred shareholder, purchased $703,050 in principal amount of Debentures from the previous debenture holder for which there was as of December 31, 2014 accrued and unpaid interest in the amount of $22,002,000. The total debentures balance of $1,500,000 carry a maturity date of July 8, 1997 and are in default.  Interest on the Debentures accrues at the rate of fourteen percent compounded quarterly, and no interest payments were made during December 31, 2014.

From time to time, the Company invests in short term debt obligations with LIC.  The balance of this receivable at December 31, 2014 and 2013 was $332,000 and $440,000, respectively.  Interest on such receivables was $12,000 and $16,000 for 2014 and 2013, respectively.

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

Item 14.                      Principal Accountant Fees and Services

Audit and tax fees rendered by BKD, LLP, the principal accountant of the Company, for the fiscal years ended December 31, 2014 and December 31, 2013 were:

	2014	2013

Audit Fees	$34,000	$32,600
Audit related fees	-	-
Tax fees	4,000	4,000
All other fees	-	-
	$38,000	$36,600

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

PART IV

Item 15.                                Exhibits and Financial Statement Schedules

1.	The following financial statements and the report of independent registered public accounting firm are filed as part of this Report:

a.	Report of Independent Registered Public Accounting Firm
b.	Consolidated Statements of Financial Position as of December 31, 2014 and 2013
c.	Consolidated Statements of Operations for the Years Ended December 31, 2014 and 2013
d.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013
e.	Consolidated Statements of Stockholders' Deficiency for the Years Ended December 31, 2014 and 2013
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

PGI INCORPORATED (Registrant)

Date: March 31, 2015	By:	/s/ Laurence A. Schiffer, President
Laurence A. Schiffer, President
(Duly Authorized Officer and Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew S. Love	Chairman of the Board	March 31, 2015
Andrew S. Love	Secretary

/s/ Laurence A. Schiffer	Vice Chairman of the Board,	March 31, 2015
Laurence A. Schiffer	President, Principal Executive
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

33.           Not applicable.

34.           Not applicable.

35.           Not applicable

95.           Not applicable.

99.	Not applicable.

100.	Not applicable.

101.	Instance Document, Schema Document, Calculation Linkbase Document, Labels Linkbase Document, Presentation Linkbase Document and Definition Linkbase Document.*

*Furnished with this report.