Form 10-Q
period 2015-03-31
PGI INC
filed 2015-05-15
CIK 81157

U.S SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10 – Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:  As of May 14, 2015, there were 5,317,758 shares of the registrant’s common stock, $.10 par value per share, outstanding.

PGI INCORPORATED AND SUBSIDIARIES

Form 10 – Q
For the Quarter Ended March 31, 2015

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
($ in thousands, except share and per share data)

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Cash	$1	$1
Restricted cash	5	5
Receivables-related party	305	332
Land and improvement inventories	639	639
Other assets	44	51
	$994	$1,028
LIABILITIES
Accounts payable and accrued expenses	$240	$229
Accrued real estate taxes	2	8
Accrued interest:
Primary lender-related party	418	408
Subordinated convertible debentures payable	21,573	21,389
Convertible debentures payable-related party	49,061	47,351
Notes payable	3,035	3,020
Credit agreements:
Primary lender-related party	500	500
Notes payable	1,198	1,198
Subordinated convertible debentures payable	8,481	8,552
Convertible debentures payable-related party	1,500	1,500
	86,008	84,155
STOCKHOLDERS' DEFICIENCY
Preferred stock, par value $1.00 per share;
authorized 5,000,000 shares; 2,000,000
Class A cumulative convertible shares issued
and outstanding; (liquidation preference of
$8,000,000 and cumulative dividends)	2,000	2,000
Common stock, par value $.10 per share;
authorized 25,000,000 shares; 5,317,758
shares issued and outstanding	532	532
Paid-in capital	13,498	13,498
Accumulated deficit	(101,044)	(99,157)
	(85,014)	(83,127)
	$994	$1,028

See accompanying notes to Condensed Consolidated Financial Statements.

Part I   Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2015	2014
REVENUES
Interest income-related party	$3	$4
	3	4
COSTS, EXPENSES AND OTHER
Interest	320	323
Forgiveness of debt and interest	(185)	-
Interest-related party	1,720	1,500
Taxes and assessments	3	2
Consulting and accounting-related party	9	10
Legal and professional	4	4
General and administrative	19	19
	1,890	1,858
NET LOSS	$(1,887)	$(1,854)

NET LOSS PER SHARE(*) AVAILABLE TO COMMON STOCKHOLDERS-Basic and diluted	$(0.38)	$(0.38)

*Considers the effect of cumulative preferred dividends in arrears for the three months ended March 31, 2015 and 2014.

See accompanying notes to Condensed Consolidated Financial Statements.

Part I  Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2015	2014

Net cash used in operating activities	$(27)	$(32)
Cash Flows from investing activities:
Proceeds from notes receivable-related party	27	32
Net cash provided by investing activities	27	32

Net change in cash	-	-

Cash at beginning of period	1	1

Cash at end of period	$1	$1

See accompanying notes to Condensed Consolidated Financial Statements.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PGI Incorporated and its subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10 - Q and therefore do not include all disclosures necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.  The Company's independent registered public accounting firm included an explanatory paragraph regarding the Company's ability to continue as a going concern in their opinion on the Company's consolidated financial statements for the year ended December 31, 2014.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2014 filed with the Securities and Exchange Commission.

The condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated balance sheet as of that date.

The Company remains in default under the indentures governing its unsecured subordinated debentures and collateralized convertible debentures and is in default of its primary debt obligations.  (See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 7, 8, and 9 to the Company's consolidated financial statements for the year ended December 31, 2014, as contained in the Company's Annual Report on Form 10 - K).

All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made.  The results for the three months ended March 31, 2015 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2015 or any other interim period.

(2)	Per Share Data

Basic per share amounts are computed by dividing net income (loss), after considering current period dividends on the Company's preferred stock, by the average number of common shares.  The average number of common shares outstanding for the three months ended March 31, 2015 and 2014 was 5,317,758.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Diluted per share amounts are computed by dividing net income (loss) by the average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures into shares of common stock.  For the three months ended March 31, 2015 and 2014, the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

The following is a summary of the calculations used in computing basic and diluted loss per share for the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31,	March 31,
	2015	2014

Net Loss	$(1,887,000)	$(1,854,000)

Preferred dividends	(160,000)	(160,000)

Loss Available to	$(2,047,000)	$(2,014,000)
Common shareholders

Weighted Average Number
Of Common Shares
Outstanding	5,317,758	5,317,758

Basic and Diluted Loss
Per Share	$(0.38)	$(0.38)

(3)           Statement of Cash Flows

The Financial Accounting Standards Board Accounting Standards Codification Topic No. 230, “Statement of Cash Flows”, requires a statement of cash flows as part of a full set of financial statements.  For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows.  There were no payments of interest for the three month periods ended March 31, 2015 and March 31, 2014.

 (4)           Restricted Cash

Restricted cash includes restricted proceeds held by PGIP, LLC, the primary lender, as collateral for debt repayment.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(5)	Receivables

Net receivables consisted of:

	March 31,	December 31,
	2015	2014
	($ in thousands)

Notes receivable - related party	$305	$332

(6)	Land and Improvements

Land and improvement inventories consisted of:

	March 31,	December 31,
	2015	2014
	($ in thousands)

Unimproved land	$625	$625
Fully improved land	14	14
	$639	$639

(7)	Other Assets

Other assets consisted of:

	March 31,	December 31,
	2015	2014
	($ in thousands)

Deposit with Trustee of 6-1/2% debentures	$42	$48
Prepaid expenses	1	2
Other	1	1
	$44	$51

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(8)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	March 31,	December 31,
	2015	2014
	($ in thousands)

Accounts payable	$17	$6
Accrued audit & professional	37	38
Accrued consulting fees-related party	1	1
Environmental remediation obligations	61	64
Accrued debenture fees	122	119
Accrued miscellaneous	2	1
	$240	$229

Accrued real estate taxes consisted of:
Current real estate taxes	$2	$8

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(9)	Primary Lender Credit Agreements, Notes Payable, Subordinated and Convertible Debentures Payable

Credit agreements with the Company’s primary lender and notes payable consisted of the following:

	March 31,	December 31,
	2015	2014
	($ in thousands)
Credit agreements - primary lender-related party
balance is past due, bearing interest
at prime plus 5%; due June 1, 1997	$500	$500

Notes payable - $1,176,000
bearing interest at prime plus 2%,
the remainder non-interest bearing,
all past due	1,198	1,198
	1,698	1,698
Subordinated debentures payable:
At 6-1/2% interest; due June 1, 1991	456	527
At 6% interest; due May 1, 1992	8,025	8,025
	8,481	8,552
Collateralized convertible debentures
payable-related party:
At 14% interest; due July 8, 1997,
convertible into shares of common stock
at $1.72 per share	1,500	1,500
	$11,679	$11,750

The Trustee of the 6.5% subordinated convertible debentures, which matured in June, 1991, with an original face amount of $1,034,000, provided notice of final distribution to holders of such debentures on September 2, 2014.  In connection with such final distribution, the Trustee has applied $89,000 of the $184,000 debenture reserve fund that the Trustee had maintained with respect to such debentures toward debenture administration fees charged by the Trustee, and the remaining balance of such reserve fund in the amount of $95,000 has been designated by the Trustee for final distribution to holders of such debentures.

During the three month period of 2015 and year ended December 31, 2014, such 6.5% subordinated convertible debentures with face amounts of $71,000 and $507,000 have been surrendered by their respective debenture holders, respectively.  Funds utilized from the debenture reserve account were $7,000 and $47,000 during the first three months of 2015 and during the twelve month period of 2014, respectively, in payment of a final distribution to such debenture holders.   Accordingly, the Company has recognized $64,000 and $460,000 in forgiveness of debt during the first three months of 2015 and during the twelve month period of 2014, respectively.  In addition, accrued interest in the amounts of $121,000 and $853,000 on such debentures that have been surrendered was recorded as forgiveness of interest expense during the first three months of 2015 and during the twelve month period of 2014, respectively.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

As of March 31, 2015 the outstanding principal balance on such 6.5% subordinated convertible debentures that were not surrendered by the respective holders equals $456,000 plus accrued and unpaid interest of $781,000.  If and when such remaining debentures are surrendered to the Trustee, the applicable portion of such principal and accrued interest will similarly be recorded as debt and accrued interest forgiveness.  As the Company has consistently stated in prior filings, the Company believes that any potential claims by the respective debenture holders on such 6.5% subordinated convertible debentures would be barred under the applicable statutes of limitations.

(10)           Income Taxes

At December 31, 2014, the Company had an operating loss carryforward of approximately $60,861,000 available to reduce future taxable income.  These operating losses expire at various dates through 2034.

The following summarizes the temporary differences of the Company at March 31, 2015 and December 31, 2014 at the statutory rate:

	March 31,	December 31,
	2015	2014
	($ in thousands)
Deferred tax asset
Net operating loss carryforward	$23,844	$23,127
Adjustments to reduce land to net realizable value	12	12
Expenses capitalized under IRC 263(a)	56	56
Environmental liability	24	24
Valuation allowance	(23,764)	(23,047)
	172	172

Deferred tax liability:
Basis difference of land and improvement inventories	172	172
Net deferred tax asset	$-	$-

(11)           Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, other than debt, approximates fair value at March 31, 2015 and December 31, 2014 because of the short maturity of those instruments.  It was not practicable to estimate the fair value of the Company’s debt with its primary lender, its notes payable and its convertible debentures because these debts are in default causing no basis for estimating value by reference to quoted market prices or current rates offered to the Company for debt of the same remaining maturities.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note

The Company’s most valuable remaining asset is a parcel of 366 acres located in Hernando County, Florida.  As of March 31, 2015, the Company also owned 6 single family lots, located in Citrus County, Florida.  In addition, the Company owns some minor parcels of real estate in Charlotte County, and Citrus County, Florida, which totals approximately 60 acres, but these have limited value because of associated developmental constraints such as wetlands, easements, and/or other obstacles to development and sale.

The 366 acre parcel in Hernando County is difficult to value because of uncertainty related to the possible extension of the Suncoast Parkway, which terminates on the south side of Route 98 opposite this property.  It appears that the State of Florida has a renewed interest in proceeding with the northward continuation of the Suncoast Parkway.  The Company has no knowledge of any proposed specific timeframe for continuing this proposed project, but the Florida Department of Transportation – Florida’s Turnpike Enterprise Website for the Suncoast Parkway, Project 2, indicates that updated project information, including proposed schedules and right-of-way maps, will be available in late spring of 2015.  Previously this website indicated that this possible expansion project was suspended (paused). Until and unless the uncertainty regarding the future expansion of the Suncoast Parkway and the related prospect of an eminent domain taking of a significant portion of the parcel is resolved, planning with respect to this property is difficult.

The Trustee of the 6.5% subordinated debentures, which matured in June, 1991, with an original face amount of $1,034,000, provided notice of final distribution to holders of such debentures on September 2, 2014.  In connection with such final distribution, the Trustee has applied $89,000 of the $184,000 debenture reserve fund that the Trustee had maintained with respect to such debentures toward debenture administration fees charged by the Trustee, and the remaining balance of such reserve fund in the amount of $95,000 has been designated by the Trustee for final distribution to holders of such debentures.

Such 6.5 % subordinated convertible debentures with an aggregate face amount of $71,000 and $507,000 have been surrendered by their respective debenture holders during the first three months of 2015 and during the twelve month period of 2014, respectively.  Funds utilized from the debenture reserve account were $7,000 and $47,000 during the first three months of 2015 and during the twelve month period of 2014, respectively, in payment of a final distribution to such debenture holders.  Accordingly, the Company has recognized $64,000 and $460,000 in forgiveness of debt during the first three months of 2015 and during the twelve month period of 2014, respectively.  In addition, accrued interest in the amounts of $121,000 and $853,000 on such debentures that have been surrendered was recorded as forgiveness of interest expense during the first three months of 2015 and during the twelve month period of 2014, respectively.  As of March 31, 2015 the remaining outstanding principal balance on such 6.5% subordinated convertible debentures totals $456,000 plus accrued and unpaid interest of $781,000.  If and when such remaining debentures are surrendered to the Trustee, the applicable portion of such principal and accrued interest will similarly be recorded as debt and interest forgiveness.  As the Company has consistently stated in prior filings, the Company believes that any potential claims by the respective debenture holders on such 6.5% subordinated convertible debentures would be barred under the applicable statutes of limitations.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Revenues for the three months ended March 31 2015 decreased by $1,000 to $3,000 from $4,000 for the comparable 2014 period as a result of decreased interest income due to a lower balance on the short-term note receivable balance with Love Investment Company (“LIC”), an affiliate of L-PGI, the Company’s primary preferred stock shareholder.  Expenses for the three months ended March 31, 2015 increased by $32,000 when compared to the same period in 2014, primarily resulting from an increase in interest expense of $217,000 due to interest accruing on past due balances under the various credit agreements, notes payable and debentures which increased over the same period in 2014 for accrued but unpaid interest.  This increase for the three months ended March 31, 2015 is offset by forgiveness of debt and accrued interest in the aggregate amount of $185,000 which is attributed to the 6.5% subordinated convertible debentures which matured in June, 1991, in the face amount of $71,000 that have been surrendered in exchange for a final distribution of $92 per $1,000 in face value of such debentures. Accrued interest in the amount of $121,000 on such debentures that have been surrendered has been recorded as forgiveness of interest expense during the three months ended March 31, 2015, and debt in the amount of $64,000 in connection with such debentures has been recorded as forgiveness of debt during such period.  There was no forgiveness of debt or accrued interest during the first three months of 2014.  Taxes and assessments for the three months ended March 31, 2015 increased by approximately $1,000 when compared to the same period in 2014 due to increasing real estate tax assessments.  Consulting and accounting expenses  for the three months ended March 31, 2015 decreased by approximately $1,000 when compared to the same period in 2014.  A quarterly consulting fee is paid to Love Real Estate Company (“LREC”) of one-tenth of one percent of the carrying value of the Company’s assets which have decreased in 2015 as compared to 2014.  As a result, a net loss of $1,887,000 was incurred for the three months ended March 31, 2015 compared to a net loss of $1,854,000 for the comparable period in 2014.  After consideration of cumulative preferred dividends in arrears, totaling $160,000 for each three month period ended March 31, 2015 and 2014, with respect to the Class A Preferred Stock, a net loss per share of $(0.38) was incurred for both of the three month periods ended March 31, 2015 and March 31, 2014.  The total cumulative preferred dividends in arrears with respect to the Class A Preferred Stock through March 31, 2015 is $12,755,000.

As of March 31, 2015, the Company remained in default of its primary lender indebtedness of $500,000 with PGIP, LLC (“PGIP”), an entity related to L-PGI, as well as under its subordinated and convertible debentures and notes payable.  PGIP holds restricted funds of the Company pursuant to an escrow agreement whereby funds may be disbursed (i) as requested by the Company and agreed to by PGIP, (ii) as deemed necessary and appropriate by PGIP, to protect PGIP's interest in the Retained Acreage (as hereinafter defined), including PGIP's right to receive principal and interest under the note agreement securing the remaining indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company.  The restricted escrow funds held by PGIP were $5,000 at March 31, 2015 and December 31, 2014.  The Company did not utilize any of the restricted escrow funds during the three months ended March 31, 2015 or 2014.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The primary parcel of real estate owned by the Company, totaling 366 acres and located in Hernando County, Florida, remains subject to the primary lender indebtedness.

Cash Flow Analysis

During the three month period ended March 31, 2015, the Company’s net cash used in operating activities was $27,000 compared to $32,000 for the comparable period in 2014.  Net cash provided from investing activities during the three months ended March 31, 2015 and 2014 consisted of $27,000 and $32,000, respectively, in note receivable proceeds received from LIC.  The Company receives proceeds from its notes receivable from LIC as needed to fund its operating activities.

Analysis of Financial Condition

Total assets decreased by $34,000 at March 31, 2015 compared to total assets at December 31, 2014, reflecting the following changes:

	March 31,	December 31,	Increase
	2015	2014	(Decrease)
		($ in thousands)

Cash	$1	$1	$-
Restricted cash	5	5	-
Receivables-related party	305	332	(27)
Land and improvement inventories	639	639	-
Other assets	44	51	(7)
	$994	$1,028	$(34)

During the three month period ended March 31, 2015, the amount of receivables-related party decreased by $27,000 due to the Company’s receipt of principal and accrued interest payments from LIC, a related party, under the note receivable from LIC.

During the three month period ended March 31, 2015, the amount of other assets decreased by $7,000.  The Trustee of the 6.5% subordinated debentures utilized $7,000 of the debenture reserve fund maintained by the Trustee with respect to such debentures for a final distribution to the holders of such debentures that surrendered their debenture certificates during the first three months of 2015.  During this period, such debentures with a face amount of $71,000 have been surrendered by their respective debenture holders.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liabilities were approximately $86 million at March 31, 2015 compared to approximately $84.2 million at December 31, 2014, reflecting the following changes:

	March 31,	December 31,	Increase
	2015	2014	(Decrease)
		($ in thousands)

Accounts payable and accrued expenses	$240	$229	$11
Accrued real estate taxes	2	8	(6)
Accrued interest	74,087	72,168	1,919
Credit agreements:			-
Primary lender-related party	500	500	-
Notes payable	1,198	1,198	-
Subordinated convertible
debentures payable	8,481	8,552	(71)
Convertible debentures payable-
related party	1,500	1,500	-

	$86,008	$84,155	$1,853

During the three month period ended March 31, 2015, the amount of accounts payable and accrued expenses increased by $11,000 primarily as a result of timing differences with respect to the payment of certain accrued expenses.  Accrued real estate taxes decreased by $6,000 during the three month period ended March 31, 2015 due to the payment of previously accrued real estate taxes.  Accrued interest during the three month period ended March 31, 2015 increased by $1,919,000 as a result of $2,040,000 of interest expense for such period which was offset by accrued interest in the amount of $121,000 on the 6.5% subordinated convertible debentures that have been surrendered, recorded as forgiveness of interest expense.  During the three month periods ended March 31, 2015 and March 31, 2014, the Company made no interest payments on its various credit agreements, notes payable and debentures.

The Trustee of the 6.5% subordinated convertible debentures, which matured in June, 1991, with an original face amount of $1,034,000, provided notice of a final distribution to holders of such debentures on September 2, 2014.  During the three months ended March 31, 2015, 6.5% subordinated convertible debentures with a face amount of $71,000 have been surrendered to the Trustee by their respective debenture holders.

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

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company remains in default on the entire principal amount plus interest (including certain sinking fund and interest payments with respect to its subordinated debentures) of its subordinated and convertible debentures and notes payable, as well as its primary lender indebtedness with PGIP.  The principal and accrued interest amounts due are as indicated in the following table:

	March 31, 2015
	Principal	Accrued
	Amount Due	Interest
	($ in thousands)

Subordinated convertible debentures:
At 6 1/2%, due June 1, 1991	$456	$781
At 6%, due May 1, 1992	8,025	20,792
	$8,481	$21,573
Collateralized convertible debentures:
At 14%, due July 8, 1997	$1,500	$49,061

Notes payable:
At prime plus 2%	$1,176	$3,035
Non-interest bearing	22	-
	$1,198	$3,035

Primary lender-related party:	$500	$418

The Company does not have sufficient funds available to satisfy either principal or interest obligations on the above indebtedness, debentures and notes payable or any arrearage in preferred dividends.

The Company’s independent registered public accounting firm included an explanatory paragraph regarding the Company’s ability to continue as a going concern in their opinion on the Company’s consolidated financial statements for the year ended December 31, 2014.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.  There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PGI INCORPORATED
(Registrant)

Date: May 15, 2015	By:	/s/ Laurence A. Schiffer
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