Form 10-Q
period 2015-06-30
PGI INC
filed 2015-08-14
CIK 81157

U.S SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10 – Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _____________________

Commission File Number 1-6471

PGI INCORPORATED
(Exact name of registrant as specified in its charter)

FLORIDA	59-0867335
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

212 SOUTH CENTRAL, SUITE 304, ST. LOUIS, MISSOURI  63105
(Address of principal executive offices)

(314) 512-8650
(Registrant’s telephone number, including area code)

 N/A
(Former Name, Former Address and Former Fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

  Large accelerated filer ☐    Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company☒
           (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:  As of August 14, 2015, there were 5,317,758 shares of the registrant’s common stock, $.10 par value per share, outstanding.

PGI INCORPORATED AND SUBSIDIARIES

Form 10 – Q
For the Quarter Ended June 30, 2015

PART IFINANCIAL INFORMATION

Item 1.Financial Statements
PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
($ in thousands, except share and per share data)

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Cash	$1	$1
Restricted cash	5	5
Receivables-related party	255	332
Land and improvement inventories	639	639
Other assets	42	51
	$942	$1,028
LIABILITIES
Accounts payable and accrued expenses	$220	$229
Accrued real estate taxes	4	8
Accrued interest:
Primary lender-related party	429	408
Subordinated convertible debentures payable	21,865	21,389
Convertible debentures payable-related party	50,831	47,351
Notes payable	3,050	3,020
Credit agreements:
Primary lender-related party	500	500
Notes payable	1,198	1,198
Subordinated convertible debentures payable	8,472	8,552
Convertible debentures payable-related party	1,500	1,500
	88,069	84,155
STOCKHOLDERS' DEFICIENCY
Preferred stock, par value $1.00 per share;
authorized 5,000,000 shares; 2,000,000
Class A cumulative convertible shares issued
and outstanding; (liquidation preference of
$8,000,000 and cumulative dividends)	2,000	2,000
Common stock, par value $.10 per share;
authorized 25,000,000 shares; 5,317,758
shares issued and outstanding	532	532
Paid-in capital	13,498	13,498
Accumulated deficit	(103,157)	(99,157)
	(87,127)	(83,127)
	$942	$1,028

See accompanying notes to Condensed Consolidated Financial Statements.

Part IFinancial Information (Continued)
PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
REVENUES
Interest income-related party	$2	$3	$5	$7
	2	3	5	7
COSTS, EXPENSES AND OTHER
Interest	323	326	643	649
Forgiveness of debt and
interest	(24)	-	(209)	-
Interest-related party	1,780	1,553	3,500	3,053
Taxes and assessments	2	2	5	4
Consulting and accounting-
related party	10	9	19	19
Legal and professional	2	3	6	7
General and administrative	22	19	41	38
	2,115	1,912	4,005	3,770
NET LOSS	$(2,113)	$(1,909)	$(4,000)	$(3,763)

NET LOSS PER SHARE(*)
AVAILABLE TO COMMON
STOCKHOLDERS-Basic and diluted	$(0.43)	$(0.39)	$(0.81)	$(0.77)

*Considers the effect of cumulative preferred dividends in arrears for the three and six months ended June 30, 2015 and 2014.

See accompanying notes to Condensed Consolidated Financial Statements.

Part IFinancial Information (Continued)
PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2015	2014

Net cash used in operating activities	$(77)	$(70)
Cash Flows from investing activities:
Proceeds from notes receivable-related party	77	70
Net cash provided by investing activities	77	70

Net change in cash	-	-

Cash at beginning of period	1	1

Cash at end of period	$1	$1

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

All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made.  The results for the three and six months ended June 30, 2015 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2015 or any other interim period.

(2)           Per Share Data

Basic per share amounts are computed by dividing net income (loss), after considering current period dividends on the Company's preferred stock, by the average number of common shares.  The average number of common shares outstanding for the three and six months ended June 30, 2015 and 2014 was 5,317,758.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Diluted per share amounts are computed by dividing net income (loss) by the average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures into shares of common stock.  For the three and six months ended June 30, 2015 and 2014, the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

The following is a summary of the calculations used in computing basic and diluted loss per share for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Net Loss	$(2,113,000)	$(1,909,000)	$(4,000,000)	$(3,763,000)

Preferred dividends	(160,000)	(160,000)	(320,000)	(320,000)

Loss Available to	$(2,273,000)	$(2,069,000)	$(4,320,000)	$(4,083,000)
Common shareholders

Weighted Average Number
Of Common Shares
Outstanding	5,317,758	5,317,758	5,317,758	5,317,758

Basic and Diluted Loss
Per Share	$(0.43)	$(0.39)	$(0.81)	$(0.77)

(3)      Statement of Cash Flows

The Financial Accounting Standards Board Accounting Standards Codification Topic No. 230, “Statement of Cash Flows”, requires a statement of cash flows as part of a full set of financial statements.  For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows.  There were no payments of interest for the six month periods ended June 30, 2015 and June 30, 2014.

(4)      Restricted Cash

Restricted cash includes restricted proceeds held by PGIP, LLC, the primary lender, as collateral for debt repayment.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(5)           Receivables

Net receivables consisted of:

	June 30,	December 31,
	2015	2014
	($ in thousands)
Notes receivable - related party	$255	$332

(6)           Land and Improvements

Land and improvement inventories consisted of:

	June 30,	December 31,
	2015	2014
	($ in thousands)
Unimproved land	$625	$625
Fully improved land	14	14
	$639	$639

(7)           Other Assets

Other assets consisted of:

	June 30,	December 31,
	2015	2014
	($ in thousands)
Deposit with Trustee of 6-1/2% debentures	$41	$48
Prepaid expenses	-	2
Other	1	1
	$42	$51

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(8)           Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:
	June 30,	December 31,
	2015	2014
	($ in thousands)
Accounts payable	$12	$6
Accrued audit & professional	32	38
Accrued consulting fees-related party	1	1
Environmental remediation obligations	51	64
Accrued debenture fees	123	119
Accrued miscellaneous	1	1
	$220	$229

Accrued real estate taxes consisted of:
Current real estate taxes	$4	$8

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(9)           Primary Lender Credit Agreements, Notes Payable, Subordinated and Convertible Debentures Payable

Credit agreements with the Company’s primary lender and notes payable consisted of the following:

	June 30,	December 31,
	2015	2014
	($ in thousands)
Credit agreements - primary lender-related party
balance is past due, bearing interest
at prime plus 5%; due June 1, 1997	$500	$500

Notes payable - $1,176,000
bearing interest at prime plus 2%,
the remainder non-interest bearing,
all past due	1,198	1,198
	1,698	1,698
Subordinated debentures payable:
At 6-1/2% interest; due June 1, 1991	447	527
At 6% interest; due May 1, 1992	8,025	8,025
	8,472	8,552
Collateralized convertible debentures
payable-related party:
At 14% interest; due July 8, 1997,
convertible into shares of common stock
at $1.72 per share	1,500	1,500
	$11,670	$11,750

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

During the six month period of 2015 and year ended December 31, 2014, such 6.5% subordinated convertible debentures with face amounts of $80,000 and $507,000 have been surrendered by their respective debenture holders, respectively.  Funds utilized from the debenture reserve account were $7,000 and $47,000 during the first six months of 2015 and during the twelve month period of 2014, respectively, in payment of a final distribution to such debenture holders.   Accordingly, the Company has recognized $73,000 and $460,000 in forgiveness of debt during the first six months of 2015 and during the twelve month period of 2014, respectively.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

In addition, accrued interest in the amounts of $136,000 and $853,000 on such debentures that have been surrendered was recorded as forgiveness of interest expense during the first six months of 2015 and during the twelve month period of 2014, respectively.

As of June 30, 2015 the outstanding principal balance on such 6.5% subordinated convertible debentures that were not surrendered by the respective holders equals $447,000 plus accrued and unpaid interest of $773,000.  If and when such remaining debentures are surrendered to the Trustee, the applicable portion of such principal and accrued interest will similarly be recorded as debt and accrued interest forgiveness.  As the Company has consistently stated in prior filings, the Company believes that any potential claims by the respective debenture holders on such 6.5% subordinated convertible debentures would be barred under the applicable statutes of limitations.

(10)    Income Taxes

At December 31, 2014, the Company had an operating loss carryforward of approximately $60,861,000 available to reduce future taxable income.  These operating losses expire at various dates through 2034.

The following summarizes the temporary differences of the Company at June 30, 2015 and December 31, 2014 at the statutory rate:

	June 30,	December 31,
	2015	2014
	($ in thousands)
Deferred tax asset
Net operating loss carryforward	$24,647	$23,127
Adjustments to reduce land to net realizable value	12	12
Expenses capitalized under IRC 263(a)	56	56
Environmental liability	24	24
Valuation allowance	(24,567)	(23,047)
	172	172

Deferred tax liability:
Basis difference of land and improvement inventories	172	172
Net deferred tax asset	$-	$-

(11)    Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, other than debt, approximates fair value at June 30, 2015 and December 31, 2014 because of the short maturity of those instruments.  It was not practicable to estimate the fair value of the Company’s debt with its primary lender, its notes payable and its convertible debentures because these debts are in default causing no basis for estimating value by reference to quoted market prices or current rates offered to the Company for debt of the same remaining maturities.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note

The Company’s most valuable remaining asset is a parcel of 366 acres located in Hernando County, Florida.  As of June 30, 2015, the Company also owned 6 single family lots, located in Citrus County, Florida.  In addition, the Company owns some minor parcels of real estate in Charlotte County, and Citrus County, Florida, which totals approximately 60 acres, but these have limited value because of associated developmental constraints such as wetlands, easements, and/or other obstacles to development and sale.

The 366 acre parcel in Hernando County is difficult to value because of uncertainty related to the proposed extension of the Suncoast Parkway, which terminates on the south side of Route 98 opposite this property.  The State of Florida has indicated that it has made preliminary plans to proceed with the northward continuation of the Suncoast Parkway.  The Florida Department of Transportation – Florida’s Turnpike Enterprise Website for the Suncoast Parkway, Project 2, has been updated with proposed schedules and right-of-way maps with an indication that the anticipated timeframe for the completion of the right-of-way acquisitions for this project is December, 2016. Until and unless the uncertainty regarding the future expansion of the Suncoast Parkway and the related prospect of an eminent domain taking of a significant portion of the parcel is resolved, planning with respect to this property is difficult.

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

Such 6.5 % subordinated convertible debentures with an aggregate face amount of $80,000 and $507,000 have been surrendered by their respective debenture holders during the first six months of 2015 and during the twelve month period of 2014, respectively.  Funds utilized from the debenture reserve account were $7,000 and $47,000 during the first six months of 2015 and during the twelve month period of 2014, respectively, in payment of a final distribution to such debenture holders.  Accordingly, the Company has recognized $73,000 and $460,000 in forgiveness of debt during the first six months of 2015 and during the twelve month period of 2014, respectively.  In addition, accrued interest in the amounts of $136,000 and $853,000 on such debentures that have been surrendered was recorded as forgiveness of interest expense during the first six months of 2015 and during the twelve month period of 2014, respectively.  As of June 30, 2015 the remaining outstanding principal balance on such 6.5% subordinated convertible debentures totals $447,000 plus accrued and unpaid interest of $773,000.  If and when such remaining debentures are surrendered to the Trustee, the applicable portion of such principal and accrued interest will similarly be recorded as debt and interest forgiveness.  As the Company has consistently stated in prior filings, the Company believes that any potential claims by the respective debenture holders on such 6.5% subordinated convertible debentures would be barred under the applicable statutes of limitations.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Revenues for the three months ended June 30, 2015 decreased by $1,000 to $2,000 from $3,000 for the comparable 2014 period as a result of decreased interest income due to a lower balance on the short-term note receivable balance with Love Investment Company (“LIC”), an affiliate of L-PGI, the Company’s primary preferred stock shareholder.  Expenses for the three months ended June 30, 2015 increased by $203,000 when compared to the same period in 2014, primarily resulting from an increase in interest expense of $224,000 due to interest accruing on past due balances under the various credit agreements, notes payable and debentures (other than with respect to the 6.5% subordinated convertible debentures) which increased over the same period in 2014 for accrued but unpaid interest.  This increase for the three months ended June 30, 2015 is offset by forgiveness of debt and accrued interest in the aggregate amount of $24,000 which is attributed to the 6.5% subordinated convertible debentures which matured in June, 1991, in the face amount of $9,000 that have been surrendered in exchange for a final distribution of $92 per $1,000 in face value of such debentures. Accrued interest in the amount of $16,000 on such surrendered debentures has been recorded as forgiveness of interest expense during the three months ended June 30, 2015, and the principal amount of debt in the amount of $8,000 in connection with such debentures has been recorded as forgiveness of debt during such period.  There was no forgiveness of debt or accrued interest with respect to such debentures during the first three months of 2014.  General and administrative expenses for the three months ended June 30, 2015 increased by approximately $3,000 when compared to the same period in 2014 primarily due to expenses in the amount of $2,000 incurred on a parcel of property located in Citrus County requiring landscaping and fence improvements.  As a result, a net loss of $2,113,000 was incurred for the three months ended June 30, 2015 compared to a net loss of $1,909,000 for the comparable period in 2014.  After consideration of cumulative preferred dividends in arrears, totaling $160,000 for each three month period ended June 30, 2015 and 2014, with respect to the Class A Preferred Stock, a net loss per share of $(0.43) and $(0.39) was incurred for the three month periods ended June 30, 2015 and June 30, 2014, respectively.  The total cumulative preferred dividends in arrears with respect to the Class A Preferred Stock through June 30, 2015 is $12,915,000.

Revenues for the six months ended June 30, 2015 decreased by $2,000 to $5,000 from $7,000 for the comparable 2014 period as a result of decreased interest income due to a lower balance on the short-term note receivable balance with Love Investment Company (“LIC”), an affiliate of L-PGI, the Company’s primary preferred stock shareholder.  Expenses for the six months ended June 30, 2015 increased by $235,000 when compared to the same period in 2014, primarily resulting from an increase in interest expense of $441,000 due to interest accruing on past due balances under the various credit agreements, notes payable and debentures (other than with respect to the 6.5% subordinated convertible debentures) which increased over the same period in 2014 for accrued but unpaid interest.  This increase for the six months ended June 30, 2015 is offset by forgiveness of debt and accrued interest in the aggregate amount of $209,000 which is attributed to the 6.5% subordinated convertible debentures which matured in June, 1991, in the face amount of $80,000 that have been surrendered in exchange for a final distribution of $92 per $1,000 in face value of such debentures. Accrued interest in the amount of $136,000 on such surrendered debentures has been recorded as forgiveness of interest expense during the six months ended June 30, 2015, and the principal amount of debt in the amount of $73,000 in connection with such debentures has been recorded as forgiveness of debt during such period.  There was no forgiveness of debt or accrued interest with respect to such debentures during the first six months of 2014.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

 Taxes and assessments for the six months ended June 30, 2015 increased by approximately $1,000 when compared to the same period in 2014 due to increasing real estate tax assessments.

General and administrative expenses for the six months ended June 30, 2015 increased by approximately $3,000 when compared to the same period in 2014 primarily due to expenses incurred in the amount of $2,000 for a parcel of property located in Citrus County requiring landscaping and fence improvements.  As a result, a net loss of $4,000,000 was incurred for the six months ended June 30, 2015 compared to a net loss of $3,763,000 for the comparable period in 2014.  After consideration of cumulative preferred dividends in arrears, totaling $320,000 for each six month period ended June 30, 2015 and 2014, with respect to the Class A Preferred Stock, a net loss per share of $(0.81) and $(0.77) was incurred for the six month periods ended June 30, 2015 and June 30, 2014, respectively.

As of June 30, 2015, the Company remained in default of its primary lender indebtedness of $500,000 with PGIP, LLC (“PGIP”), an entity related to L-PGI, as well as under its subordinated and convertible debentures and notes payable.  PGIP holds restricted funds of the Company pursuant to an escrow agreement whereby funds may be disbursed (i) as requested by the Company and agreed to by PGIP, (ii) as deemed necessary and appropriate by PGIP, to protect PGIP's interest in the Retained Acreage (as hereinafter defined), including PGIP's right to receive principal and interest under the note agreement securing the remaining indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company.  The restricted escrow funds held by PGIP were $5,000 at June 30, 2015 and December 31, 2014.  The Company did not utilize any of the restricted escrow funds during the six months ended June 30, 2015 or 2014.

The primary parcel of real estate owned by the Company, totaling 366 acres and located in Hernando County, Florida, remains subject to the primary lender indebtedness.

Cash Flow Analysis

During the six month period ended June 30, 2015, the Company’s net cash used in operating activities was $77,000 compared to $70,000 for the comparable period in 2014.  Net cash provided from investing activities during the six months ended June 30, 2015 and 2014 consisted of $77,000 and $70,000, respectively, in note receivable proceeds received from LIC.  The Company receives proceeds from its notes receivable from LIC as needed to fund its operating activities.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Analysis of Financial Condition

Total assets decreased by $86,000 at June 30, 2015 compared to total assets at December 31, 2014, reflecting the following changes:

	June 30,	December 31,	Increase
	2015	2014	(Decrease)
		($ in thousands)
Cash	$1	$1	$-
Restricted cash	5	5	-
Receivables-related party	255	332	(77)
Land and improvement inventories	639	639	-
Other assets	42	51	(9)
	$942	$1,028	$(86)

During the six month period ended June 30, 2015, the amount of receivables-related party decreased by $77,000 due to the Company’s receipt of principal and accrued interest payments from LIC, a related party, under the note receivable from LIC.

During the six month period ended June 30, 2015, the amount of other assets decreased by $9,000, primarily as a result of the decrease in the debenture reserve fund maintained by the Trustee of the 6.5% subordinated convertible debentures by $7,000 during this period.  The Trustee of these debentures utilized $7,000 of the debenture reserve fund maintained by the Trustee with respect to such debentures for a final distribution to the holders of such debentures that surrendered their debenture certificates during the first six months of 2015.  During this period, such debentures with a face amount of $80,000 have been surrendered by their respective debenture holders.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liabilities were approximately $88.1 million at June 30, 2015 compared to approximately $84.2 million at December 31, 2014, reflecting the following changes:

	June 30,	December 31,	Increase
	2015	2014	(Decrease)
		($ in thousands)
Accounts payable and accrued expenses	$220	$229	$(9)
Accrued real estate taxes	4	8	(4)
Accrued interest	76,175	72,168	4,007
Credit agreements:			-
Primary lender-related party	500	500	-
Notes payable	1,198	1,198	-
Subordinated convertible
debentures payable	8,472	8,552	(80)
Convertible debentures payable-
related party	1,500	1,500	-

	$88,069	$84,155	$3,914

During the six month period ended June 30, 2015, the amount of accounts payable and accrued expenses decreased by $9,000 primarily as a result of timing differences with respect to the payment of certain accrued expenses.  Accrued real estate taxes decreased by $4,000 during the six month period ended June 30, 2015 due to the payment of previously accrued real estate taxes.  Accrued interest during the six month period ended June 30, 2015 increased by $4,007,000 as a result of $4,143,000 of interest expense for such period which was offset by accrued interest in the amount of $136,000 on the 6.5% subordinated convertible debentures that have been surrendered, recorded as forgiveness of interest expense.  During the six month periods ended June 30, 2015 and June 30, 2014, the Company made no interest payments on its various credit agreements, notes payable and debentures.

The Trustee of the 6.5% subordinated convertible debentures, which matured in June, 1991, with an original face amount of $1,034,000, provided notice of a final distribution to holders of such debentures on September 2, 2014.  During the three month and the six month periods ended June 30, 2015, 6.5% subordinated convertible debentures with a face amount of $9,000 and $80,000, respectively, have been surrendered to the Trustee by their respective debenture holders.

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

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company remains in default on the entire principal amount plus interest (including certain sinking fund and interest payments with respect to its subordinated debentures) of its subordinated and convertible debentures and notes payable, as well as its primary lender indebtedness with PGIP.  The principal and accrued interest amounts due are as indicated in the following table:

	June 30, 2015
	Principal	Accrued
	Amount Due	Interest
	($ in thousands)

Subordinated convertible debentures:
At 6 1/2%, due June 1, 1991	$447	$773
At 6%, due May 1, 1992	8,025	21,092
	$8,472	$21,865
Collateralized convertible debentures:
At 14%, due July 8, 1997	$1,500	$50,831

Notes payable:
At prime plus 2%	$1,176	$3,050
Non-interest bearing	22	-
	$1,198	$3,050

Primary lender-related party:	$500	$429

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.  There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PGI INCORPORATED AND SUBSIDIARIES

PART IIOTHER INFORMATION

Item 1.Legal Proceedings

The Company, to its knowledge, currently is not a party to any material legal proceedings.

Item 1A. Risk Factors

Not applicable.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.Defaults Upon Senior Securities

See discussion in Item 2 of Part I with respect to defaults under the Company's subordinated convertible debentures, collateralized convertible debentures and other indebtedness and with respect to cumulative preferred dividends in arrears, which discussions are incorporated herein by this reference.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Not applicable.

Item 6.Exhibits

Reference is made to the Exhibit Index hereof for a list of exhibits filed or furnished under this
Item.

PGI INCORPORATED AND SUBSIDIARIES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PGI INCORPORATED

Date: August 14, 2015	By:	/s/ Laurence A. Schiffer
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