Form 10-Q
period 2015-09-30
PGI INC
filed 2015-11-13
CIK 81157

FORM 10- Q
U.S SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2015
☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:  As of November 13, 2015, there were 5,317,758 shares of the registrant’s common stock, $.10 par value per share, outstanding.

PGI INCORPORATED AND SUBSIDIARIES

Form 10 – Q
For the Quarter Ended September 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
($ in thousands, except share and per share data)

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Cash	$1	$1
Restricted cash	5	5
Receivables-related party	202	332
Land and improvement inventories	639	639
Other assets	44	51
	$891	$1,028
LIABILITIES
Accounts payable and accrued expenses	$197	$229
Accrued real estate taxes	6	8
Accrued interest:
Primary lender-related party	439	408
Subordinated convertible debentures payable	22,173	21,389
Convertible debentures payable-related party	52,662	47,351
Notes payable	3,066	3,020
Credit agreements:
Primary lender-related party	500	500
Notes payable	1,198	1,198
Subordinated convertible debentures payable	8,472	8,552
Convertible debentures payable-related party	1,500	1,500
	90,213	84,155
STOCKHOLDERS' DEFICIENCY
Preferred stock, par value $1.00 per share;
authorized 5,000,000 shares; 2,000,000
Class A cumulative convertible shares issued
and outstanding; (liquidation preference of
$8,000,000 and cumulative dividends)	2,000	2,000
Common stock, par value $.10 per share;
authorized 25,000,000 shares; 5,317,758
shares issued and outstanding	532	532
Paid-in capital	13,498	13,498
Accumulated deficit	(105,352)	(99,157)
	(89,322)	(83,127)
	$891	$1,028

See accompanying notes to Condensed Consolidated Financial Statements.

Part I    Financial Information (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
REVENUES
Interest income-related party	$2	$3	$7	$10
	2	3	7	10
COSTS, EXPENSES AND OTHER
Interest	324	327	967	976
Forgiveness of debt and interest	-	(1,217)	(209)	(1,217)
Interest-related party	1,842	1,607	5,342	4,660
Taxes and assessments	2	3	7	7
Consulting and accounting- related party	9	9	28	28
Legal and professional	2	1	8	8
General and administrative	18	106	59	144
	2,197	836	6,202	4,606
NET LOSS	$(2,195)	$(833)	$(6,195)	$(4,596)

NET LOSS PER SHARE(*)
AVAILABLE TO COMMON
STOCKHOLDERS-Basic and diluted	$(0.44)	$(0.19)	$(1.26)	$(0.95)

*Considers the effect of cumulative preferred dividends in arrears for the three and nine months ended September 30, 2015 and 2014.

See accompanying notes to Condensed Consolidated Financial Statements.

Part I    Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2015	2014

Net cash used in operating activities	$(130)	$(92)
Cash Flows from investing activities:
Proceeds from notes receivable-related party	130	92
Net cash provided by investing activities	130	92

Net change in cash	-	-

Cash at beginning of period	1	1

Cash at end of period	$1	$1

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

All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made.  The results for the three and nine months ended September 30, 2015 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2015 or any other interim period.

 (2) Per Share Data

Basic per share amounts are computed by dividing net income (loss), after considering current period dividends on the Company's preferred stock, by the average number of common shares.  The average number of common shares outstanding for the three and nine months ended September 30, 2015 and 2014 was 5,317,758.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Diluted per share amounts are computed by dividing net income (loss) by the average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures into shares of common stock.  For the three and nine months ended September 30, 2015 and 2014, the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

The following is a summary of the calculations used in computing basic and diluted loss per share for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Net Loss	$(2,195,000)	$(833,000)	$(6,195,000)	$(4,596,000)

Preferred dividends	(160,000)	(160,000)	(480,000)	(480,000)

Loss Available to	$(2,355,000)	$(993,000)	$(6,675,000)	$(5,076,000)
Common shareholders

Weighted Average Number
Of Common Shares
Outstanding	5,317,758	5,317,758	5,317,758	5,317,758

Basic and Diluted Loss
Per Share	$(0.44)	$(0.19)	$(1.26)	$(0.95)

(3) Statement of Cash Flows

The Financial Accounting Standards Board Accounting Standards Codification Topic No. 230, “Statement of Cash Flows”, requires a statement of cash flows as part of a full set of financial statements.  For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows.  There were no payments of interest for the nine month periods ended September 30, 2015 and September 30, 2014.

 (4) Restricted Cash

Restricted cash includes restricted proceeds held by PGIP, LLC, the primary lender, as collateral for debt repayment.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(5) Receivables

Net receivables consisted of:

	September 30,	December 31,
	2015	2014
	($ in thousands)
Notes receivable - related party	$202	$332

(6) Land and Improvements

Land and improvement inventories consisted of:

	September 30,	December 31,
	2015	2014
	($ in thousands)
Unimproved land	$625	$625
Fully improved land	14	14
	$639	$639

(7) Other Assets

Other assets consisted of:

	September 30,	December 31,
	2015	2014
	($ in thousands)
Deposit with Trustee of 6-1/2% debentures	$41	$48
Prepaid expenses	2	2
Other	1	1
	$44	$51

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(8) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	September 30,	December 31,
	2015	2014
	($ in thousands)
Accounts payable	$1	$6
Accrued audit & professional	38	38
Accrued consulting fees-related party	1	1
Environmental remediation obligations	30	64
Accrued debenture fees	126	119
Accrued miscellaneous	1	1
	$197	$229

Accrued real estate taxes consisted of:
Current real estate taxes	$6	$8

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

The Trustee of the 6.5% subordinated convertible debentures, which matured in June, 1991, with an original face amount of $1,034,000, provided notice of final distribution to holders of such debentures on September 2, 2014.  In connection with such final distribution, the Trustee applied $89,000 of the $184,000 debenture reserve fund that the Trustee had maintained with respect to such debentures toward debenture administration fees charged by the Trustee, and the remaining balance of such reserve fund in the amount of $95,000 was designated by the Trustee for final distribution to holders of such debentures.

During the nine month period of 2015 and year ended December 31, 2014, such 6.5% subordinated convertible debentures with face amounts of $80,000 and $507,000 have been surrendered by their respective debenture holders, respectively.  Funds utilized from the debenture reserve account were $7,000 and $47,000 during the first nine months of 2015 and during the twelve month period of 2014, respectively, in payment of a final distribution to such debenture holders.   Accordingly, the Company has recognized $73,000 and $460,000 in forgiveness of debt during the first nine months of 2015 and during the twelve month period of 2014, respectively.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

In addition, accrued interest in the amounts of $136,000 and $853,000 on such debentures that have been surrendered was recorded as forgiveness of interest expense during the first nine months of 2015 and during the twelve month period of 2014, respectively.

As of September 30, 2015 the outstanding principal balance on such 6.5% subordinated convertible debentures that were not surrendered by the respective holders equals $447,000 plus accrued and unpaid interest of $780,000.  If and when such remaining debentures are surrendered to the Trustee, the applicable portion of such principal and accrued interest will similarly be recorded as debt and accrued interest forgiveness.  As the Company has consistently stated in prior filings, the Company believes that any potential claims by the respective debenture holders on such 6.5% subordinated convertible debentures would be barred under the applicable statutes of limitations.

(10) Income Taxes

At December 31, 2014, the Company had an operating loss carryforward of approximately $60,861,000 available to reduce future taxable income.  These operating losses expire at various dates through 2034.

The following summarizes the temporary differences of the Company at September 30, 2015 and December 31, 2014 at the statutory rate:

	September 30,	December 31,
	2015	2014
	($ in thousands)
Deferred tax asset
Net operating loss carryforward	$25,481	$23,127
Adjustments to reduce land to net realizable value	12	12
Expenses capitalized under IRC 263(a)	56	56
Environmental liability	24	24
Valuation allowance	(25,401)	(23,047)
	172	172

Deferred tax liability:
Basis difference of land and improvement inventories	172	172
Net deferred tax asset	$-	$-

(11) Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, other than debt, approximates fair value at September 30, 2015 and December 31, 2014 because of the short maturity of those instruments.  It was not practicable to estimate the fair value of the Company’s debt with its primary lender, its notes payable and its convertible debentures because these debts are in default causing no basis for estimating value by reference to quoted market prices or current rates offered to the Company for debt of the same remaining maturities.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note

The Company’s most valuable remaining asset is a parcel of 366 acres located in Hernando County, Florida.  As of September 30, 2015, the Company also owned 6 single family lots, located in Citrus County, Florida.  In addition, the Company owns some minor parcels of real estate in Charlotte County, and Citrus County, Florida, which totals approximately 60 acres, but these have limited value because of associated developmental constraints such as wetlands, easements, and/or other obstacles to development and sale.

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

The Trustee of the 6.5% subordinated debentures, which matured in June, 1991, with an original face amount of $1,034,000, provided notice of final distribution to holders of such debentures on September 2, 2014.  In connection with such final distribution, the Trustee applied $89,000 of the $184,000 debenture reserve fund that the Trustee had maintained with respect to such debentures toward debenture administration fees charged by the Trustee, and the remaining balance of such reserve fund in the amount of $95,000 was designated by the Trustee for final distribution to holders of such debentures.

Such 6.5 % subordinated convertible debentures with an aggregate face amount of $80,000 and $507,000 have been surrendered by their respective debenture holders during the first nine months of 2015 and during the twelve month period of 2014, respectively.  Funds utilized from the debenture reserve account were $7,000 and $47,000 during the first nine months of 2015 and during the twelve month period of 2014, respectively, in payment of a final distribution to such debenture holders.  Accordingly, the Company has recognized $73,000 and $460,000 in forgiveness of debt during the first nine months of 2015 and during the twelve month period of 2014, respectively.  In addition, accrued interest in the amounts of $136,000 and $853,000 on such debentures that have been surrendered was recorded as forgiveness of interest expense during the first nine months of 2015 and during the twelve month period of 2014, respectively.  As of September 30, 2015 the remaining outstanding principal balance on such 6.5% subordinated convertible debentures totals $447,000 plus accrued and unpaid interest of $780,000.  If and when such remaining debentures are surrendered to the Trustee, the applicable portion of such principal and accrued interest will similarly be recorded as debt and interest forgiveness.  As the Company has consistently stated in prior filings, the Company believes that any potential claims by the respective debenture holders on such 6.5% subordinated convertible debentures would be barred under the applicable statutes of limitations.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Revenues for the three months ended September 30, 2015 decreased by $1,000 to $2,000 from $3,000 for the comparable 2014 period as a result of decreased interest income due to a lower balance on the short-term note receivable balance with Love Investment Company (“LIC”), an affiliate of L-PGI, the Company’s primary preferred stock shareholder.  Expenses for the three months ended September 30, 2015 increased by $1,361,000 when compared to the same period in 2014, primarily due to no forgiveness of debt and interest in the respective 2015 period as compared to $1,217,000 of forgiveness of debt and interest in the three months ended September 30, 2014.  The forgiveness of debt and interest for the three months ended September 30, 2014 is attributed to the 6.5% subordinated convertible debentures which matured in June, 1991, in the face amount of $470,000 that have been surrendered in exchange for a final distribution of $92 per $1,000 in face value of such debentures. Accrued interest in the amount of $790,000 on such surrendered debentures was recorded as forgiveness of interest expense during the three months ended September 30, 2014, and the principal amount of debt in the amount of $427,000 in connection with such debentures was recorded as forgiveness of debt during such period.  In addition, there was an increase in interest expense of $232,000 due to interest accruing on past due balances under the various credit agreements, notes payable and debentures (other than with respect to the 6.5% subordinated convertible debentures) which increased over the same period in 2014 for accrued but unpaid interest. These increases are offset by a decrease in general and administrative expenses for the three months ended September 30, 2015 of $88,000 when compared to the same period in 2014 primarily due to an assessment of $89,000 for debenture administrative fees charged to the Company from the funds on deposit with the Trustee of the 6.5% subordinated debentures during the nine months ended September 30, 2014.  As a result, a net loss of $2,195,000 was incurred for the three months ended September 30, 2015 compared to a net loss of $833,000 for the comparable period in 2014.  After consideration of cumulative preferred dividends in arrears, totaling $160,000 for each three month period ended September 30, 2015 and 2014, with respect to the Class A Preferred Stock, a net loss per share of $(0.44) and $(0.19) was incurred for the three month periods ended September 30, 2015 and September 30, 2014, respectively.  The total cumulative preferred dividends in arrears with respect to the Class A Preferred Stock through September 30, 2015 is $13,075,000.

Revenues for the nine months ended September 30, 2015 decreased by $3,000 to $7,000 from $10,000 for the comparable 2014 period as a result of decreased interest income due to a lower balance on the short-term note receivable balance with LIC.  Expenses for the nine months ended September 30, 2015 increased by $1,596,000 when compared to the same period in 2014, primarily resulting from a decrease of $1,008,000 in forgiveness of debt and interest during the nine months ended September 30, 2015 when compared to the same period in 2014.  Forgiveness of debt and interest was $209,000 for the nine months ended September 30, 2015 and $1,217,000 for the nine months ended September 30, 2014.  In addition, there was an increase in interest expense of $673,000 due to interest accruing on past due balances under the various credit agreements, notes payable and debentures (other than with respect to the 6.5% subordinated convertible debentures) which increased over the same period in 2014 for accrued but unpaid interest.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and administrative expenses for the nine months ended September 30, 2015 decreased by approximately $85,000 when compared to the same period in 2014 primarily due to an assessment of $89,000 for debenture administrative fees charged to the Company from the funds on deposit with the Trustee of the 6.5% subordinated debentures during the nine months ended September 30, 2014.  In addition, there were expenses incurred in 2015 in the amount of $2,000 for a parcel of property located in Citrus County requiring landscaping and fence improvements.  As a result, a net loss of $6,195,000 was incurred for the nine months ended September 30, 2015 compared to a net loss of $4,596,000 for the comparable period in 2014.  After consideration of cumulative preferred dividends in arrears, totaling $480,000 for each nine month period ended September 30, 2015 and 2014, with respect to the Class A Preferred Stock, a net loss per share of $(1.26) and $(0.95) was incurred for the nine month periods ended September 30, 2015 and September 30, 2014, respectively.

On May 1, 2013 the Company executed a cell tower lease on a parcel of property located in Citrus County, Florida.  Effective October 26, 2015 the lessee provided notice of termination of the lease agreement which was in a due diligence period.

As of September 30, 2015, the Company remained in default of its primary lender indebtedness of $500,000 with PGIP, LLC (“PGIP”), an entity related to L-PGI, as well as under its subordinated and convertible debentures and notes payable.  PGIP holds restricted funds of the Company pursuant to an escrow agreement whereby funds may be disbursed (i) as requested by the Company and agreed to by PGIP, (ii) as deemed necessary and appropriate by PGIP, to protect PGIP's interest in the Retained Acreage (as hereinafter defined), including PGIP's right to receive principal and interest under the note agreement securing the remaining indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company.  The restricted escrow funds held by PGIP were $5,000 at September 30, 2015 and December 31, 2014.  The Company did not utilize any of the restricted escrow funds during the nine months ended September 30, 2015 or 2014.

The primary parcel of real estate owned by the Company, totaling 366 acres and located in Hernando County, Florida, remains subject to the primary lender indebtedness.

Cash Flow Analysis

During the nine month period ended September 30, 2015, the Company’s net cash used in operating activities was $130,000 compared to $92,000 for the comparable period in 2014.  Net cash provided from investing activities during the nine months ended September 30, 2015 and 2014 consisted of $130,000 and $92,000, respectively, in note receivable proceeds received from LIC.  The Company receives proceeds from its notes receivable from LIC as needed to fund its operating activities.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Analysis of Financial Condition

Total assets decreased by $137,000 at September 30, 2015 compared to total assets at December 31, 2014, reflecting the following changes:

	September 30,	December 31,	Increase
	2015	2014	(Decrease)
		($ in thousands)
Cash	$1	$1	$-
Restricted cash	5	5	-
Receivables-related party	202	332	(130)
Land and improvement inventories	639	639	-
Other assets	44	51	(7)
	$891	$1,028	$(137)

During the nine month period ended September 30, 2015, the amount of receivables-related party decreased by $130,000 due to the Company’s receipt of principal and accrued interest payments from LIC, a related party, under the note receivable from LIC.

During the nine month period ended September 30, 2015, the amount of other assets decreased by $7,000, primarily as a result of the decrease in the debenture reserve fund maintained by the Trustee of the 6.5% subordinated convertible debentures during this period.  The Trustee of these debentures utilized $7,000 of the debenture reserve fund maintained by the Trustee with respect to such debentures for a final distribution to the holders of such debentures that surrendered their debenture certificates during the first nine months of 2015.  During this period, such debentures with a face amount of $80,000 have been surrendered by their respective debenture holders.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liabilities were approximately $90.2 million at September 30, 2015 compared to approximately $84.2 million at December 31, 2014, reflecting the following changes:

	September 30,	December 31,	Increase
	2015	2014	(Decrease)
		($ in thousands)
Accounts payable and accrued expenses	$197	$229	$(32)
Accrued real estate taxes	6	8	(2)
Accrued interest	78,340	72,168	6,172
Credit agreements:			-
Primary lender-related party	500	500	-
Notes payable	1,198	1,198	-
Subordinated convertible
debentures payable	8,472	8,552	(80)
Convertible debentures payable-
related party	1,500	1,500	-

	$90,213	$84,155	$6,058

During the nine month period ended September 30, 2015, the amount of accounts payable and accrued expenses decreased by $32,000 primarily due to the payment of accrued environmental remediation obligations in the amount of $34,000.  Accrued real estate taxes decreased by $2,000 during the nine month period ended September 30, 2015 due to the payment of previously accrued real estate taxes.  Accrued interest during the nine month period ended September 30, 2015 increased by $6,172,000 as a result of $6,309,000 of interest expense for such period which was offset by accrued interest in the amount of $137,000 on the 6.5% subordinated convertible debentures that have been surrendered, recorded as forgiveness of interest expense.  During the nine month periods ended September 30, 2015 and September 30, 2014, the Company made no interest payments on its various credit agreements, notes payable and debentures.

The Trustee of the 6.5% subordinated convertible debentures, which matured in June, 1991, with an original face amount of $1,034,000, provided notice of a final distribution to holders of such debentures on September 2, 2014.  During the nine month period ended September 30, 2015, 6.5% subordinated convertible debentures with a face amount of $80,000 have been surrendered to the Trustee by their respective debenture holders.  There were no debentures surrendered in the three month period ended September 30, 2015.

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

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company remains in default on the entire principal amount plus interest (including certain sinking fund and interest payments with respect to its subordinated debentures) of its subordinated and convertible debentures and notes payable, as well as its primary lender indebtedness with PGIP.  The principal and accrued interest amounts due are as indicated in the following table:

	September 30, 2015
	Principal	Accrued
	Amount Due	Interest
	($ in thousands)
Subordinated convertible debentures:
At 6 1/2%, due June 1, 1991	$447	$780
At 6%, due May 1, 1992	8,025	21,393
	$8,472	$22,173
Collateralized convertible debentures:
At 14%, due July 8, 1997	$1,500	$52,662

Notes payable:
At prime plus 2%	$1,176	$3,066
Non-interest bearing	22	-
	$1,198	$3,066

Primary lender-related party:	$500	$439

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.  There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PGI INCORPORATED
(Registrant)

Date: November 13, 2015	By:	/s/ Laurence A. Schiffer
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