Form 10-K
period 2015-12-31
PGI INC
filed 2016-03-22
CIK 81157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10 – K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015 cannot be determined.  See Item 5 of Form 10-K.

The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of March 22, 2016, 5,317,758 shares of Common Stock, par value $.10 per share, were outstanding.

PGI INCORPORATED AND SUBSIDIARIES
FORM 10 – K  -  2015
Contents and Cross Reference Index

Form 10-K
Part No.	Item No.	Description	Page

I	1	Business
		General	3
		Most Recent Developments	3

	1A	Risk Factors	4

	1B	Unresolved Staff Comments	4

	2	Properties	4

	3	Legal Proceedings	4

	4	Mine Safety Disclosures	4

II	5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	5

	6	Selected Financial Data	5

	7	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	5

	7A	Quantitative and Qualitative Disclosures About Market Risk	13

	8	Financial Statements and Supplementary Data	14

	9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	30

	9A	Controls and Procedures	30

	9B	Other Information	31

III	10	Directors, Executive Officers, and Corporate Governance	32

	11	Executive Compensation	33

	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	33

	13	Certain Relationships and Related Transactions, and Director Independence	34

	14	Principal Accountant Fees and Services	37

IV	15	Exhibits and Financial Statement Schedules	38

Signatures			39

Exhibit Index			40

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

Presently, the most valuable remaining asset of the Company is an undeveloped parcel of 366 acres located in Hernando County, Florida. The Company also owns a number of scattered sites in Charlotte County, Florida (the “Charlotte Property”), which total approximately 60 acres, but most of these sites are subject to easements which markedly reduce their value, consist of wetlands of indeterminate value and/or are subject to obstacles to development and the sale of such property.  As of December 31, 2015, the Company also owned six single family lots and an approximate 7 acre parcel located in Citrus County, Florida.

As of December 31, 2015, the Company had no employees, and all services provided to the Company are through contract services.

MOST RECENT DEVELOPMENTS

The principal remaining real property asset of the Company is a 366 acre undeveloped parcel in Hernando County, Florida, which property is encumbered by secured creditor claims.

Until recently, the potential development and sale of this parcel was unclear due to the uncertainty regarding whether the Suncoast Parkway, which terminates on the south side of Route 98 opposite this property, would be extended.  The State of Florida, however, has indicated that it plans to proceed with the northward continuation of the Suncoast Parkway as part of the Suncoast Parkway Project 2.  The Florida Department of Transportation - Florida’s Turnpike Enterprise website for the Suncoast Parkway Project 2 provides preliminary plans and certain other information with respect to this proposed extension.  The Company believes that the State of Florida has begun the process of acquiring the required right-of-ways for this project and has a goal of acquiring them by December, 2016.  The State of Florida has expressed an interest in acquiring this 366 acre parcel, or a portion thereof, from the Company in connection with the Suncoast Parkway Project 2.  There is no agreement for the purchase of all or any portion of this 366 acre parcel by the State of Florida at this time.

Item 1A.   Risk Factors

Not Applicable

Item 1B.   Unresolved Staff Comments

Not Applicable

Item 2.   Properties

The primary asset of the Company is a 366 acre tract of vacant and undeveloped land in Hernando County, Florida.  The present zoning, and hence the originally proposed use of this parcel, was for single family residential lot development.   The originally proposed use, however,  is unlikely given present circumstances.

The State of Florida has indicated that it plans to proceed with the northward extension of the Suncoast Parkway, which terminates on the south side of Route 98 which is located opposite from this property, and this extension will impact the use of this parcel of property.  See the additional discussion with respect to this possible extension project under “Most Recent Developments” of Item 1 of this Form 10-K.

Other vacant parcels of property, which could be competitive with this 366 acre tract of land, exist in the immediate area, but most of them do not suffer the same constraint on single family lot development represented by the proposed extension of the Suncoast Parkway.

This property is encumbered by mortgages granted by the Company in connection with the primary lender debt of $950,000 in principal and accrued interest at December 31, 2015 and the principal of the convertible debentures, all of which are held by related parties of the Company, in the amount of $1,500,000 at December 31, 2015.  The primary lender debt and convertible debentures are past due and in default (See Notes 7 and 9 to the Consolidated Financial Statements under Item 8).

The Company also owns twelve parcels in Charlotte County, Florida approximating 60 acres in total.  Substantially all such holdings, however, consist of scattered sites that are subject to development restrictions occasioned by being seriously impacted by wetlands.  The potential purchaser market for such properties is extremely limited.  In addition, the Company  owns six single family lots and an approximate 7 acre parcel in Citrus County, Florida.  The Company continues its efforts to dispose of all of its real estate.

The Company believes the properties are adequately covered by insurance.

Item 3.   Legal Proceedings

The Company, to its knowledge, currently is not a party in any legal proceedings.

Item 4.   Mine Safety Disclosures

Not Applicable

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no public trading market for the Company’s common equity securities.  There have been no reported transactions in the Company’s common stock, par value $.10 (the “Common Stock”), since January 29, 1991, with the exception of the odd lot tender offer by PGIP, LLC, an affiliate of the Company (“PGIP”), in 2003 which was described previously in the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2004.  No dividends have ever been paid on the Common Stock, and payment of dividends on the Common Stock is restricted under the terms of the two indentures pursuant to which the Company’s outstanding subordinated convertible debentures are issued and by the terms of the Company’s preferred stock.  As of December 31, 2015, to the Company’s knowledge, there were 602 holders of record of the Company’s Common Stock and  418 debenture holders.

Item 6.   Selected Financial Data

Not Applicable

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

PRELIMINARY NOTE

Because the liabilities of the Company far exceed the reported value of its assets, the most important information and analysis concerns the nature and probable actions of the major holders of the Company’s debt.  Foremost among these are the Company’s 6.5% subordinated convertible debentures, which matured in June, 1991, with an original face amount of $1,034,000 and its 6.0% subordinated convertible debentures which matured in May, 1992, with an original face amount of $8,025,000.

With respect to the 6.5% subordinated convertible debentures, the Trustee provided notice of final distribution to the holders of such debentures on September 2, 2014.  In connection with such final distribution, the Trustee, during the fiscal year ended December 31, 2014, applied $89,000 of the $184,000 debenture reserve fund that the Trustee had maintained with respect to such debentures, toward debenture administration fees charged by the Trustee.  The remaining balance of this debenture reserve fund in the amount of $95,000 was available for final distribution to holders of such debentures who surrender their respective debentures.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the years ended December 31, 2015 and 2014, such 6.5% subordinated convertible debentures with face amounts of $80,000 and $507,000 have been surrendered by their respective debenture holders, respectively.  Funds utilized from the debenture reserve account were $7,000 and $47,000 during the years ended December 31, 2015 and 2014, respectively, in payment of a final distribution to such debenture holders.  Accordingly, the Company has recognized $73,000 and $460,000 in forgiveness of debt during the years ended December 31, 2015 and 2014, respectively.  In addition, accrued interest in the amount of $136,000 and $853,000 on such debentures that have been surrendered was recorded by the Company as forgiveness of interest expense during the years ended December 31, 2015 and 2014, respectively.

As of December 31, 2015 and 2014 the outstanding principal balance of the 6.5% subordinated convertible debentures that were not surrendered by the respective holders equals $447,000 and $527,000, plus accrued and unpaid interest of $788,000 and $894,000, respectively.

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

The cumulative amount due for the 6.5% and 6% subordinated convertible debentures  as of December 31, 2015 is as follows:

	12/31/2015
	Principal	Unpaid
	Amount Due	Interest
	($ in thousands)

6.5% Subordinated debentures due June 1, 1991	$447	$788
6% Subordinated debentures due May 1, 1992	8,025	21,696
	$8,472	$22,484

Both issues have been in payment default for over twenty years.  It is unclear whether any action on behalf of the bondholders is presently likely, given the negative net worth of the Company and continuing passage of time.  Further, the Company believes that at least a portion of such claims (especially those with respect to the subordinated convertible debentures which matured on June 1, 1991) might be barred under the applicable statutes of limitations.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

If such claims are barred, it is possible that the Company would potentially have to record net income in like amount, without the receipt of any cash, and could potentially incur a large tax liability.  Any such potential tax liability might be averted and/or mitigated, however, by the utilization of the Company’s tax loss carryforwards, which as of December 31, 2015 totaled approximately $ 69,321,000.

Even if claims by the subordinated convertible debenture holders are barred in full and there is no cash tax consequence to the Company as a result of the utilization of the tax loss carry forwards, the Company would nonetheless have a substantial Stockholders’ Deficiency.  As of December 31, 2015, the Stockholders’ Deficiency of the Company was $91,586,000.

Similar defenses would not appear to apply to other creditors of the Company, and debt owed to the Company’s primary lender, PGIP, and the  holders of its secured convertible debentures are secured by mortgages and security interests in certain assets of the Company.

Therefore, the Company’s major effort and activities have been, and continue to be, to sell assets of the Company to pay the ordinary on-going costs of operation of the Company, with any surplus expected to be used to reduce the balance due to its secured creditors, as required should the asset sale which generates such surplus include the collateral securing such debt.

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

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Revenues

Revenues for the year ended December 31, 2015 decreased by $8,000 to $8,000 compared to revenues of $16,000 for the year ended December 31, 2014.  Interest income decreased by $4,000 compared to interest income of $12,000 for the year ended December 31, 2014 primarily as a result of decreased interest income due to a lower balance on the short-term note receivable balance with Love Investment Company (“LIC”), an affiliate of L-PGI, the Company’s primary preferred stock shareholder.  The note receivable balance, including accrued interest, was $178,000 and $332,000 as of December 31, 2015 and 2014, respectively.

There was no other income in the year ended December 31, 2015 as compared to other income of $4,000 for the year ended December 31, 2014 which represented an option fee received in connection with a cell tower lease on a parcel of property located in Citrus County, Florida.  Effective October 26, 2015, this lease was terminated by the lessee in accordance with the terms of such lease during the stipulated due diligence period therein.

There were no real estate sales during 2015 or 2014.  The Company continues to be affected by a depressed real estate market and other factors as previously described under “Item 2. Properties.”

Costs and Expenses

Expenses for the years ended December 31, 2015 and December 31, 2014 were:

	2015	2014

Taxes and Assessments	$9,000	$9,000
Consulting and Accounting-related party	37,000	38,000
Legal and Professional	9,000	12,000
General and Administrative	79,000	163,000

Consulting and accounting expenses for the year ended December 31, 2015 decreased by $1,000 when compared to the same period in 2014.  A quarterly consulting fee is paid to Love Real Estate Company (“LREC”) of one-tenth of one percent of the carrying value of the Company’s assets which have decreased in 2015 as compared to 2014.

Legal and professional expenses decreased by $3,000 in 2015 when compared to the same period in 2014, which decrease primarily related to legal expenses incurred in 2014 in connection with the Company entering into a cell tower lease on a parcel of property in Citrus County Florida, which has since been terminated by the lessee as described above.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and administrative expenses decreased by $84,000 during the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily as a result  of the Trustee’s application during the year ended December 31, 2014 of $89,000 of the debenture reserve fund for debenture administration fees in conjunction with the notice of final distribution that was provided to holders of the 6.5% subordinated debentures.  In addition, certain other general expenses were incurred during the year ended December 31, 2015 that were not incurred during the year ended December 31, 2014, including approximately $2,000 for a parcel of property located in Citrus County requiring landscaping and fence improvements.

Interest expense for the two years ended December 31, 2015 and 2014 was:

	2015	2014
	($ in thousands)
Interest Expense	$8,542	$7,619

Interest expense in 2015 increased by $923,000 compared to 2014 as a result of interest accruing on past due balances which increased at various intervals throughout the year for accrued but unpaid interest and also decreased at various times throughout the year as a result of the surrender of the 6.5% subordinated convertible debentures (as further described in the following paragraph).

The Company recognized $209,000 and $1,313,000 in forgiveness of debt and accrued interest in the years ended December 31, 2015 and 2014 respectively.  The Trustee of the 6.5% subordinated convertible debentures, which matured in June, 1991, with an original face amount of $1,034,000, provided notice of final distribution to holders of such debentures on September 2, 2014.  In connection with such final distribution, the Trustee designated the remaining balance of the debenture reserve fund held by the Trustee in the amount of $95,000 for final distribution to holders of such debentures who surrender their respective debentures.  During the years ended December 31, 2015 and 2014, such debentures in the face amount of $80,000 and $507,000, respectively, were surrendered to the Trustee by their respective debenture holders, utilizing $7,000 and $47,000 of the debenture reserve fund in payment as a final distribution to such debenture holders.  Accordingly, the Company has recognized $73,000 and $460,000 in forgiveness of debt during 2015 and 2014, respectively.  In addition, accrued interest in the amount of $136,000 and $853,000 on such debentures that have been surrendered was recorded by the Company as forgiveness of interest expense in 2015 and 2014, respectively.  As of December 31, 2015 and 2014, the principal amount of such 6.5% subordinated convertible debentures that have not been surrendered by their respective holders equals $447,000 and $527,000, respectively,  plus accrued and unpaid interest of $788,000 and $894,000. If and when such remaining debentures are surrendered to the Trustee, the applicable portion of such principal and accrued interest will similarly be recorded as debt and interest forgiveness.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The net loss was $8,459,000 ($1.71 per share) for the year ended December 31, 2015 compared to a net loss of $6,512,000 ($1.34 per share) for the year ended December 31, 2014 with such increase being primarily attributable to the increase in interest expense described above, which increase is offset in part by the $209,000 and $1,313,000, respectively, of forgiveness of debt and interest in 2015 and 2014.  Included in the 2015 and 2014 loss per share computation is $640,000 ($.12 per share of Common Stock) of annual cumulative preferred stock dividends in arrears.

FINANCIAL CONDITION

Total assets decreased by $161,000 at December 31, 2015 compared to total assets at December 31, 2014 reflecting the following changes:

			Increase
	2015	2014	(Decrease)
	($ in thousands)
Cash and cash equivalents	$1	$1	$-
Restricted cash	5	5	-
Receivables-related party	178	332	(154)
Land and improvements/inventories	639	639	-
Other assets	44	51	(7)
	$867	$1,028	$(161)

Net cash used in operations was $154,000 for the year ended December 31, 2015 compared to net cash used in operations of $108,000 for the year ended December 31, 2014.  Net cash used in operations consists of cash received from operations less cash expended for operations.

Cash received from operations during 2015 was $8,000, which represents interest payments received from the Company’s note receivable with LIC.  Cash received from operations in 2014 was $16,000 of which $12,000 represents interest payments received from the Company’s note receivable with LIC and $4,000 represents cash received from other income.

Cash expended for operations increased by $38,000 to $162,000 during 2015 from $124,000 in 2014, primarily relating to payments of $33,000 in accrued environmental remediation expenses on a parcel of property located in Citrus County, Florida.  During 2015 and 2014, the Company paid $33,000 and $6,000, respectively, of the $70,000 in environmental remediation obligations that were previously accrued by the Company.

During 2015 and 2014, investing activities provided $154,000 and $108,000, respectively, of cash, which consisted of the receipt of net principal repayments of the Company’s short-term note with LIC.  As a result, the amount of receivables-related party decreased by $154,000 as of December 31, 2015 compared to December 31, 2014.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The $7,000 decrease in other assets at December 31, 2015 compared to December 31,  2014 primarily is a result of the application by the Trustee of $7,000 of the funds utilized from the debenture reserve account towards the payment of the final distribution to the holders of the 6.5% subordinated convertible debentures that surrendered their debenture certificates to the Trustee.

Liabilities were $92,453,000 at December 31, 2015 compared to $84,155,000 at December 31, 2014, reflecting the following changes:

			Increase
	2015	2014	(Decrease)
	($ in thousands)
Accounts payable and accrued expenses	$202	$229	$(27)
Accrued real estate taxes	8	8	-
Accrued interest	25,565	24,409	1,156
Accrued interest-related party	55,008	47,759	7,249
Credit agreements - primary lender
related party	500	500	-
Notes payable	1,198	1,198	-
Convertible subordianted debentures payable	8,472	8,552	(80)
Convertible debentures payable -
related party	1,500	1,500	-
	$92,453	$84,155	$8,298

Accrued expenses decreased by $27,000 at December 31, 2015 compared to December 31, 2014 primarily due to payments of approximately $33,000 in environmental remediation expenses that were previously accrued by the Company and a decrease of $4,000 in timing differences with respect to other accrued expenses.  These decreases were offset by an increase of $9,000 due to the accrual of the current year’s annual administration fees related to the 6% subordinated convertible debentures and an increase of $2,000 in accrued audit expenses.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The increase in accrued interest at December 31, 2015 compared to year-end 2014 reflects changes in the following accrued interest categories:

			Increase
	2015	2014	(Decrease)
	($ in thousands)
Primary lender-related party	$450	$408	$42
Debentures	22,484	21,389	1,095
Debentures-related party	54,558	47,351	7,207
Other	3,081	3,020	61
	$80,573	$72,168	$8,405

Accrued interest increased due to the nonpayment of interest expense during the year ended December 31, 2015.  The accrued interest relating to debentures also increased due to the additional accrual of interest on the nonpayment of previously accrued interest on the Company’s debentures (see Notes 8 and 9 to the consolidated financial statements under Item 8).
All of the primary lender debt, notes payable and debentures, including accrued interest, are past due.

Convertible subordinated debentures payable decreased by $80,000 as of December 31, 2015 compared to December 31, 2014,  due to the 6.5% subordinated convertible debentures that were surrendered to the Trustee by their respective debenture holders.

The Company’s stockholders’ deficiency increased to $91,586,000 at December 31, 2015 from a $83,127,000 stockholders’ deficiency at December 31, 2014, reflecting the 2015 operating loss of $8,459,000.

New Accounting Standards

There were no accounting standards issued during 2015 or 2014 that management believes will have a material impact on the Company’s financial statements.

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
St. Louis, Missouri

We have audited the accompanying consolidated statements of financial position of PGI Incorporated and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the years then ended.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PGI Incorporated and Subsidiaries at December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BKD, LLP

St. Louis, Missouri
March 22, 2016

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
December 31, 2015 and 2014

ASSETS				LIABILITIES
	2015	2014			2015		2014
Cash and cash equivalents	$1,000	$	$ 1,000	Accounts payable and accrued expenses (Note 6)	$	$ 202,000	$	$ 229,000

Restricted cash (Note 3)	5,000		5,000	Accrued real estate taxes (Note 6)		8,000		8,000

Receivables-related party (Note 14)	178,000		332,000	Accrued Interest:
				Primary lender-related party (Note 7)		450,000		408,000
Land and improvement inventories (Note 4)	639,000		639,000

Other assets (Note 5)	44,000		51,000	Subordinated convertible debentures (Note 8)		22,484,000		21,389,000

				Convertible debentures-related party (Note 9)		54,558,000		47,351,000

				Other (Note 7)		3,081,000		3,020,000

				Credit Agreements (Note 7):
				Primary lender-related party		500,000		500,000
				Notes payable		1,198,000		1,198,000
				Subordinated convertible debentures payable (Note 8)		8,472,000		8,552,000
				Convertible debentures payable-related party (Note 9)		1,500,000		1,500,000

						92,453,000		84,155,000

				Commitments and Contingencies (Note 13)

				STOCKHOLDERS' DEFICIENCY

				Preferred stock, par value $1.00 per share; authorized 5,000,000 shares; 2,000,000 Class A cumulative convertible shares issued and outstanding; (liquidation preference of $8,000,000 and cumulative dividends) (Note 11)		2,000,000		2,000,000

				Common stock, par value $.10 per share; authorized 25,000,000 shares; 5,317,758 shares issued and outstanding (Note 11)		532,000		532,000
				Paid-in capital		13,498,000		13,498,000

				Accumulated deficit		(107,616,000)		(99,157,000)
						(91,586,000)		(83,127,000)
	$867,000		$$1,028,000		$	$ 867,000		$$1,028,000

See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2015 and 2014

	2015	2014
Revenues:
Interest income-related party (Note 2)	$8,000	$12,000
Other Income	-	4,000
	8,000	16,000

Costs and expenses:
Interest	1,293,000	1,297,000
Forgiveness of debt and interest	(209,000)	(1,313,000)
Interest-related party	7,249,000	6,322,000
Taxes and assessments	9,000	9,000
Consulting and accounting-related party	37,000	38,000
Legal and professional	9,000	12,000
General and administrative	79,000	163,000
	8,467,000	6,528,000

Net Loss	$(8,459,000)	$(6,512,000)

Loss Per Share Available to Common Stockholders-	$(1.71)	$(1.34)
Basic and Diluted (Note 16)

See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2015 and 2014

	2015	2014
Cash flows from operating activites:

Cash received from operations:

Interest received-related party	$8,000	$12,000
Other income	-	4,000
	8,000	16,000

Cash expended for operations:

Taxes and assessments	9,000	9,000
Consulting and accounting-related party	38,000	39,000
Legal and professional	44,000	17,000
General and administrative	71,000	59,000
	162,000	124,000

Net cash flows used in operating activites	(154,000)	(108,000)

Cash flows from investing activities:

Net repayments of notes receivable-related party	154,000	108,000
Net cash flows provided by investing activities	154,000	108,000

Net change in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of year	1,000	1,000
Cash and cash equivalents at end of year	$1,000	$1,000

See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years ended December 31. 2015 and 2014

	2015	2014

Reconciliation of net loss to net cash used in operating activities:

Net loss	$(8,459,000)	$(6,512,000)

Adjustments to reconcile net loss to net cash used in operating activites:
Forgiveness of debt and interest	(209,000)	(1,313,000)

(Increase) decrease in assets:
Deposit with Trustee of 6 1/2% debentures	-	89,000

Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(27,000)	10,000
Accrued interest	1,293,000	1,296,000
Accrued interest-related party	7,248,000	6,322,000

Net cash flows used in operating activities	$(154,000)	$(108,000)

See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
Years ended December 31, 2015 and 2014

	Preferred Stock		Common Stock			Accumulated
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Deficit

Balances at 1/1/14	2,000,000	$2,000,000	5,317,758	$532,000	$13,498,000	$(92,645,000)

Net Loss	-	-	-	-	-	(6,512,000)
Balances at 12/31/14	2,000,000	2,000,000	5,317,758	532,000	13,498,000	(99,157,000)

Net Loss	-	-	-	-	-	(8,459,000)
Balances at 12/31/15	2,000,000	$2,000,000	5,317,758	$532,000	$13,498,000	$(107,616,000)

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

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

2.  Revenues:

Revenues for the years ended December 31, 2015 and 2014 included interest income from a short-term note receivable with Love Investment Company (“LIC”), an affiliate of L-PGI, the Company’s primary preferred stock shareholder.   In addition, revenue included other income of $4,000 for the year ended December 31, 2014 which represents an option fee received in October 2014 in exchange for an amendment to the cell tower lease on a parcel of property located in Citrus County, Florida.  Effective October 26, 2015, the  lessee provided notice of termination of the lease agreement which was in a due diligence period.

There were no real estate sales in 2015 and 2014.  As of December 31, 2015 the Company owned six lots in Citrus County, Florida.  The Company continues to be effected by a depressed real estate market in Citrus County, Florida.

3.           Restricted Cash:

Restricted cash includes restricted proceeds held by PGIP, LLC (“PGIP”), the Primary Lender, as collateral for debt repayment (see Note 14).

The restricted escrow funds balance was $5,000 at December 31, 2015 and December 31, 2014.

4.           Land and Improvements:

Land and improvement inventories consisted of:

	2015	2014
Unimproved land	$625,000	$625,000
Fully improved land	14,000	14,000
	$639,000	$639,000

5.           Other Assets:

Other assets consisted of:

	2015	2014
Deposit with Trustee of 6 1/2%
debentures	$41,000	$48,000
Prepaid expenses	2,000	2,000
Deferred charges	1,000	1,000
	$44,000	$51,000

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

6.           Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consisted of:

	2015	2014
Accounts payable	$7,000	$6,000
Accrued audit/tax expense	40,000	38,000
Accrued consulting fees-related party	1,000	1,000
Environmental remediation obligations	25,000	64,000
Accrued debenture fees	128,000	119,000
Accrued miscellaneous	1,000	1,000
	$202,000	$229,000

Accrued Real Estate Taxes:

Accrued real estate taxes consisted of:

	2015	2014
Current accrued real estate taxes	$8,000	$8,000

7.           Credit Agreements – Primary Lender and Notes Payable:

Credit agreements with the Company’s primary lender and notes payable consisted of the following:

	2015	2014
Credit agreements-
Primary lender (PGIP-related party), at prime plus 5%, due June 1, 1997	$500,000	$500,000

Notes Payable-
At prime plus 2%, due October 1, 1984	176,000	176,000
At prime plus 2%, due October 1, 1987	1,000,000	1,000,000
Non-interest bearing, due August 1, 1993	22,000	22,000
	$1,698,000	$1,698,000

The prime rate at December 31, 2015 and 2014, was 3.5% and 3.25%.

At December 31, 2015 assets collateralizing the Company’s credit agreements with its primary lender totaled $644,000, of which $5,000 represented escrow held by the primary lender, and $639,000 represented land and improvement inventories.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

7.           Credit Agreements – Primary Lender and Notes Payable (continued):

The overall weighted-average interest rate for the Company’s credit agreements with its primary lender and all remaining notes and mortgages was approximately 6.1% as of both December 31, 2015 and 2014.

Although substantially all of the Company’s real and personal property including all of the stock of the Company’s wholly-owned subsidiaries remains pledged as collateral, the Company negotiated agreements with its mortgage holders to allow the Company to sell part of its land holdings without requiring full payment of the secured debt.

Accrued interest due to the primary lender was $450,000 and $408,000 at December 31, 2015 and 2014, respectively.  Accrued interest on other notes payable was $3,081,000 and $3,020,000 at December 31, 2015 and 2014, respectively.

All of the primary lender debt and notes payable including accrued interest are past due.

8.           Subordinated Convertible Debentures Payable:

Subordinated debentures payable consisted of:

	2015	2014
6 1/2%, due June, 1991	$447,000	$527,000
6%, due May, 1992	8,025,000	8,025,000
	$8,472,000	$8,552,000

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

During the years ended December 31, 2015 and 2014, such 6.5% subordinated convertible debentures with face amounts of $80,000 and $507,000 have been surrendered by their respective debenture holders, respectively.  Funds utilized from the debenture reserve account were $7,000 and $47,000 during the years ended December 31, 2015 and 2014, respectively, in payment of a final distribution to such debenture holders.  Accordingly, the Company has recognized $73,000 and $460,000 in forgiveness of debt during the years ended December 31, 2015 and 2014, respectively.  In addition, accrued interest in the amount of $136,000 and $853,000 on such debentures that have been surrendered was recorded by the Company as forgiveness of interest expense during the years ended December 31, 2015 and 2014, respectively.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

8.           Subordinated Convertible Debentures Payable (continued):

As of December 31, 2015 and 2014 the outstanding principal balance on such 6.5% subordinated convertible debentures that were not surrendered by the respective holders equals $447,000 and $527,000, plus accrued and unpaid interest of $788,000 and $894,000, respectively.

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

The Company is in default of certain sinking fund and interest payments on both subordinated convertible debentures totaling $8,472,000 and $8,552,000 in principal plus accrued and unpaid interest of $22,484,000 and $21,389,000 as of December 31, 2015 and December 31, 2014, respectively.

The debentures are not collateralized and are not subordinate to each other, but are subordinate to senior indebtedness ($3,198,000 at December 31, 2015).  Payment of dividends on the Company’s common stock is restricted under the terms of the two indentures pursuant to which the outstanding debentures are issued.

In order to meet liquidity needs for future periods, the Company has been and intends to continue to actively seek buyers for the remaining portion of the underdeveloped acreage, when appropriate

No assurances can be made that the Company can achieve this objective.

9.           Convertible Debentures Payable:

In May 2008, LIC, an affiliate of L-PGI, the Company’s preferred shareholder, purchased $703,050 in principal amount of the Company’s convertible debentures from the previous debenture holder.  The balance of the outstanding convertible debentures in the amount of $796,950, are held by Love-1989.  The debentures held by Love-1989 and LIC are secured by a second mortgage behind PGIP on the 366 acres retained by the Company and a security interest behind that held by PGIP in the restricted proceeds escrow.  The total debentures balance of $1,500,000 carry a maturity date of July 8, 1997 and are in default.  Interest on the debentures accrues at the rate of fourteen percent compounded quarterly.  The Company’s primary lender credit agreements prohibit the payment of interest until such time as the primary lender loans are repaid.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

9.           Convertible Debentures Payable (continued):

Accrued interest was $54,558,000 and $47,351,000 at December 31, 2015 and 2014 respectively.

10.           Income Taxes:

Reconciliation of the statutory federal income tax rates, 34% for the years ended December 31, 2015 and 2014, to the Company’s effective income tax rates follows:

	2015		2014
	($ in thousands)
		Percent of		Percent of
	Amount of tax	Pre-tax Loss	Amount of tax	Pre-tax Loss
Expected tax (credit)	$(2,876)	-34.0%	$(2,214)	-34.0%
State income taxes, net of federal tax benefits	(338)	-4.0%	(260)	-4.0%
Decrease in environmental liability	15	0.0%	3	0.0%
Increase in valuation allowance	3,199	38.0%	2,471	38.0%
	$-	-	$-	-

At December 31, 2015, the Company had an operating loss carryforward of approximately $ 69,321,000 which are expiring and will expire at various dates through 2035.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

10.           Income Taxes (continued):

	2015	2014
	($ in thousands)
Deferred tax asset:
Net operating loss carryover	$26,342	$23,127
Adjustments to reduce land to net realizable value	12	12
Expenses capitalized under IRC 263(a)	56	56
Environmental liability	9	24
Valuation allowance	(26,247)	(23,047)
	172	172
Deferred tax liability:
Basis difference of land and improvement inventories	172	172

Net deferred tax asset	$-	$-

The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2012.

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

The holders of the preferred stock are entitled to one vote per share and, except as provided by law, will vote as one class with the holders of the common stock.  Class A preferred stockholders are also entitled to receive cumulative dividends at the annual rate of $.32 per share, an effective yield of 8%.  Dividends accrued for an initial two year period and, at the expiration of this period, preferred stockholders had the option of receiving accumulated dividends, when and if declared by the Board of Directors, in cash (unless prohibited by law or contract) or common stock. At December 31, 2015 cumulative preferred dividends in arrears totaled $13,235,000 ($640,000 of which related to the year ended December 31, 2015).  On May 15, 1997 preferred dividends accrued through April 25, 1995 totaling $4,260,433 were paid in the form of 2,000,203 shares of common stock.

As of December 31, 2015, the preferred stock is callable or redeemable at the option of the Company at $4.00 per share plus accrued and unpaid dividends.  In addition, the preferred stock will be entitled to preference of $4.00 per share plus accrued and unpaid dividends in the event of liquidation of the Company.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

11.           Capital Stock (continued):

At December 31, 2015 the Company had reserved 6,319,540 common shares for the conversion of preferred stock and debentures.

12.           Quarterly Results:

Effective October 26, 2015 the Company received notice of termination of a lease agreement for a cell tower lease on a parcel of property in Citrus County, Florida.  The lease had been executed on May 1, 2013 and was in a due diligence period..

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

As of December 31, 2015 the Company was in default of its primary credit agreements with PGIP, its Primary Lender (Note 7).

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
7.	Handle day-to-day accounting requirements

In addition, the Company receives office space, telephone service and computer service from LREC.  A fee of $2,800 per month was accrued in 2015 and 2014.  The Company made payments of $33,600 to LREC in 2015 and 2014 respectively for accounting service fees.  There were no accrued accounting service fees as of December 31, 2015 and 2014.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

14.           Related Party Transactions (continued):

Effective March 25, 1987, the Company entered into a Management Consulting Agreement with LREC.  As a consultant to the Company and in addition to the above services, LREC provides other services including, but not limited to, strategic planning, marketing and financing as requested by the Company.  In consideration for these consulting services, the Company pays LREC a quarterly consulting fee of one-tenth of one percent of the carrying value of the Company’s assets, plus reasonable out-of-pocket expenses.  As of December 31, 2015, the carrying value of the Company’s assets was approximately $867,000.  Consulting fees were $4,000 and $5,000 in 2015 and 2014, respectively.  As of both December 31, 2015 and 2014, a total of $1,000 of unpaid fees had accrued under this agreement.

In 1985 a corporation owned by the former Chairman of the Board and his family made an uncollateralized loan to the Company, which at December 31, 2015 had an outstanding principal balance of $176,000 plus accrued interest of $431,000, totaling an outstanding balance of $607,000.  Interest accrued on this loan was $9,000 in 2015 and 2014.

From time to time, the Company invests in short-term debt obligations of an affiliate of L-PGI, the Company’s preferred shareholder, Love Investment Company (Note 2).  The balance of this receivable including accrued interest at December 31, 2015 and 2014 was $178,000 and $332,000, respectively.  Interest on the loans was $8,000 and $12,000 for 2015 and 2014, respectively.

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

The estimated fair values of the Company’s financial instruments are as follows:

	2015		2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and restricted cash	$6,000	$6,000	$6,000	$6,000
Receivables	178,000	178,000	332,000	332,000
Accounts payable	7,000	7,000	6,000	6,000
Debt	11,670,000	-	11,750,000	-

16.           Loss Per Share:

The following is a summary of the calculations used in computing basic and diluted loss per share:

	2015	2014
Numerator:
Net Loss	$(8,459,000)	$(6,512,000)
Preferred Dividends	(640,000)	(640,000)

Loss Available to Common Shareholders	$(9,099,000)	$(7,152,000)

Denominator:

Weighted average amount of shares outstanding	5,317,758	5,317,758

DILUTED
Weighted average amount of shares outstanding	5,317,758	5,317,758

Dilutive effect of assumed conversion of
Preferred Stock	-	-
Dilutive common shares	5,317,758	5,317,758

Loss per share
Basic	$(1.71)	$(1.34)
Diluted	(1.71)	(1.34)

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.   Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) under the supervision and with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of the Company.  Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.  There have been no changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ending December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9A.   Controls and Procedures (continued)

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment, management concludes that, as of December 31, 2015, the Company’s internal control over financial reporting is effective.

Item 9B.   Other Information

Not Applicable

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance.

The following information, regarding executive officers and directors of the Company, is as of March 22, 2016.

Name and Age	Position with Company and Business Experience During the Last Five Years

Laurence A. Schiffer (age 76)	Director of the Company since April 1987; President, Chief Executive Officer and Chief Financial Officer of the Company since February 1994; Vice Chairman of the Board since May 1987; President and Chief Executive Officer of Love Real Estate Company and Love Investment Company since 1973; Manager of PGIP since 1995; member of the Real Estate Board of Metropolitan St. Louis and the National Association of Real Estate Boards.

Andrew S. Love Jr. (age 72)	Director and Chairman of the Company’s Board of Directors since May 1987; Secretary since February 1994; Chairman of the Board of Love Real Estate Company and Secretary of Love Investment Company since 1973; Partner in St. Louis based law firm of Bryan, Cave, McPheeters & McRoberts until 1991; Manager of PGIP since 1995.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Company was not furnished any Forms 3, 4 or 5, or any amendments thereto, during our most recent fiscal year.  Accordingly, the Company is not aware of any officer, director or beneficial owner of more than 10 percent of the Company’s registered securities that failed to file on a timely basis Forms 3, 4 and 5 required under Section 16(a) of the Securities Exchange Act of 1934, as amended, during fiscal year ended 2015.

Item 11.   Executive Compensation

The Company’s Chief Executive Officer and Chief Financial Officer is Mr. Laurence A. Schiffer.  Because of the Company’s impaired financial condition, it does not compensate in any manner Mr. Schiffer or Mr. Love, the Company’s only other executive officer, for the services they perform for the Company in that capacity or in their capacity as directors of the Company.  Management services are provided to the Company by Love Real Estate Company (“LREC”), which is an affiliate of L-PGI, pursuant to that certain Management Consulting Agreement by and between the Company and LREC dated March 25, 1987 (the “Management Agreement”).  Mr. Schiffer and Mr. Love are employees of, and receive an annual salary from LREC.  Neither the Company nor LREC maintains records, which would allow either of them to attribute any portion of the remuneration Mr. Schiffer receives from LREC to the management services he performs for the Company.  See Item 13. “Certain Relationships and Related Party Transactions, and Director Independence” for additional information about the Management Agreement.

Neither Mr. Schiffer nor Mr. Love received fees from any source directly attributable to their services as directors of the Company during 2015.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below provides certain information as of March 22, 2016 regarding the beneficial ownership of the Common Stock and the Class A cumulative convertible preferred stock (the “Preferred Stock”) by each person known by the Company to be the beneficial owner of more than five percent of either the Common Stock or the Preferred Stock, each director of the Company (which persons are also the Company’s only executive officers), and by virtue of the foregoing, the directors and executive officers of the Company as a group.

					Percent Total		Percent of Total
	Common		Preferred		Common	Preferred	Voting
Name(9)	Stock		Stock		Stock(1)	Stock	Power(1)
Estate of Harold Vernon	998,777	(2)(3)	-		18.8%	-	13.7%
Mary Anne Johns Trust	-	(4)	125,000	(4)	- (4)	6.3%	5.0%
Love-PGI Partners, L.P.(“L-PGI”)	2,260,706	(5)	1,875,000	(5)	42.5%	93.8%	56.5%
Andrew S. Love, Jr.	2,263,215	(6)	1,875,000	(6)	42.6%	93.8%	56.5%
Laurence A. Schiffer	2,263,215	(7)	1,875,000	(7)	42.6%	93.8%	56.5%
All executive officers and directors as a group (2 persons)	2,263,215	(8)	1,875,000	(8)	42.6%	93.8%	56.5%

1.	The above table does not include 2,595,356 shares that may be received upon conversion of the Company’s secured convertible debentures.
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

5.
The controlling general partner of L-PGI is Love Investment Company, a Missouri Corporation owned by Mr. Love, a Love trust and Mr. Schiffer.  Messrs. Love and Schiffer serve as the executive officers and directors of Love Investment Company.

6.
These shares are the same shares owned by L-PGI together with the 2,509 shares of Common Stock owned by PGIP, LLC.  Mr. Love is an indirect owner of L-PGI and PGIP, LLC.  See Footnote 5 above and Item 13. “Certain Relationships and Related Transactions, and Director Independence” for more information.  Accordingly, Mr. Love has shared voting and investment power over all of these shares.

7.
These shares are the same shares owned by L-PGI  together with the 2,509 shares of Common Stock owned by PGIP, LLC.  Mr. Schiffer is an indirect owner of L-PGI and PGIP, LLC.  See Footnote 5 above and Item 13. “Certain Relationships and Related Transactions, and Director Independence” for more information.  Accordingly, Mr. Schiffer has shared voting and investment power over all of these shares.

8.	These shares are the same shares reflected in Footnotes 5, 6 and 7. See Footnote 5 above and Item 13. “Certain Relationships and Related Transactions, and Director Independence” for more information.
9.	Addresses for beneficial owners are as follows:

Estate of Harold Vernon	Love-PGI Partners, L.P	Laurence A. Schiffer
3201 W. Rolling Hills Circle	212 So. Central, Suite 304	212 So. Central, Suite 201
Davie, FL 33328	St. Louis, MO 63105	St. Louis, MO 63105

Mary Anne Johns	Andrew S. Love, Jr.
One Woodland Drive	212 So. Central, Suite 201
Punta Gorda, FL 33982	St. Louis, MO 63105

As of December 31, 2015, the Company did not have a compensation plan or individual compensation arrangement under which its equity securities may be issued.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The Company’s primary lender debt of $500,000 as of December 31, 2015, and which remained at this amount during all of fiscal year 2015, is with PGIP, LLC, an affiliate of the Company (“PGIP”) and is secured by substantially all of the Company’s real estate.  PGIP became the primary lender in March 1996, with the assignment by First Union, the Company’s former primary bank lender, of all its right, title and interest in and to the loan documents.  PGIP is 100% owned by Hallmark Investment Corporation (“HIC”).  Messrs. Love and Schiffer own approximately 90% of all of the issued and outstanding voting stock of HIC and serve as the directors and officers of HIC.  HIC along with Messrs. Love and Schiffer are the managers of PGIP.  There were no principal or interest payments made during fiscal year 2015 to PGIP with respect to this debt.  See also Note 7 to the Notes to Consolidated Financial Statements.

As further security to the primary lender indebtedness with PGIP, a restricted proceeds escrow was established in connection with the closing of the bulk acreage sale in May 1998.  The escrow agreement permits funds to be paid (i) as requested by PGI and agreed to by PGIP, or (ii) as deemed necessary and appropriate by PGIP to protect its interest in the remaining real estate, including its right to receive principal and interest payments on the indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company.  The restricted escrow balance was $ 5,000 at both December 31, 2015 and 2014.

The Company maintains its administration and accounting offices with the offices of LREC in St. Louis, Missouri.  LREC, a Missouri Corporation, is owned by Mr. Love and Mr. Schiffer, and is located at 212 South Central Avenue, St. Louis, Missouri 63105.  A fee of $2,800 per month was accrued in 2015 and 2014 and the Company made payments of $33,600 to LREC in 2015 and 2014 respectively, for the services described in the next paragraph.  There were no accrued accounting service fees as of December 31, 2015 and 2014, respectively.

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

Effective as of March 25, 1987, the Company entered into the Management Agreement with LREC.  As a consultant to the Company and in addition to the above services, LREC provides other services including, but not limited to, strategic planning, marketing, and financing as requested by the Company.  In consideration for these consulting services, the Company pays LREC a quarterly consulting fee of one-tenth of one percent of the book value of the Company’s assets, plus reasonable out-of-pocket expenses. As of December 31, 2015, the book value of the Company’s assets was $867,000. Consulting fees accrued and paid were $4,000 and $5,000 in 2015 and 2014, respectively.  As of December 31, 2015 and 2014, a total of $1,000 of unpaid fees had accrued under the Management Agreement.  The Management Agreement will continue in effect until terminated upon 90 days prior written notice by a majority vote of the Company’s directors.

Mr. Schiffer and Mr. Love receive a salary from LREC, such salary compensates them for their services to LREC, which provides consulting services for numerous other entities affiliated with the Company, and none of the amount earned by LREC under the Management Agreement is intended to be allocated or attributable to any officer or employee, including Mr. Schiffer, of LREC.  No part of Mr. Schiffer’s annual salary from LREC is directly attributable to the management services he performs for the Company as an employee of LREC pursuant to the Management Agreement.

In 1989, the Company sold an aggregate $2,282,451 principal amount of the Convertible Debentures (“Debentures”) in a private placement to Love-1989 Florida Partners, L.P. (“Love-1989”).   The controlling general partner of Love-1989 is Love Investment Company (“LIC”), which is owned by Mr. Love, Love family members and trusts and Mr. Schiffer.  The above purchase by Love-1989 of the Debentures was funded in part with a loan from L-PGI.   Love-1989 repaid the debt to L-PGI in full, in part by transferring a portion of the Debentures held by Love-1989 to L-PGI.  In July 1992, as partial consideration for the Company’s conveyance of 350 acres of property to L-PGI, the Company retired $782,451 in principal amount of the Debentures held by L-PGI together with $389,000 in accrued interest.  The maturity date on all of the remaining Debentures was extended to July 8, 1997.  The Debentures are past due and in default.

The Debentures were in part collateralized by a second mortgage in favor of Love-1989 on 650 acres of the property owned by the Company, which was sold in May 1998.  The 350 acres transferred to L-PGI as described above were also included in the property sold.  Messrs. Love and Schiffer caused the Company to grant a second mortgage on the remaining 366 acre parcel of property located in Hernando County, Florida to Love-1989 and in their capacities as control persons of Love-1989, they caused Love-1989 to release its second mortgage on the 650 acres of the property sold and they caused the Company to grant a security interest to the Debenture holders (including, without limitation, Love-1989) behind that held by PGIP in the restricted proceeds escrow which is under the control of Messrs. Love and Schiffer since they and a company they control are the managers of PGIP.

As of and during December 31, 2015, Love-1989 held $796,950 in principal amount of the Debentures with respect to which there was as of December 31, 2015 accrued and unpaid interest in the amount of $29,206,000.  In May 2008, LIC, an affiliate of L-PGI, the Company’s preferred shareholder, purchased $703,050 in principal amount of Debentures from the previous debenture holder for which there was as of December 31, 2015 accrued and unpaid interest in the amount of $25,352,000. The remaining $1,500,000 of Debentures  carry a maturity date of July 8, 1997 and are in default and past due.  Interest on the Debentures accrues at the rate of fourteen percent compounded quarterly, and no interest payments were made during December 31, 2015.

From time to time, the Company invests in short term debt obligations with LIC.  The balance of this receivable at December 31, 2015 and 2014 was $178,000 and $332,000, respectively.  Interest on such receivables was $8,000 and $12,000 for 2015 and 2014, respectively.

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

Item 14.   Principal Accountant Fees and Services

Audit and tax fees rendered by BKD, LLP, the principal accountant of the Company, for the fiscal years ended December 31, 2015 and December 31, 2014 were:

	2015	2014

Audit Fees	$35,000	$34,000
Audit related fees	-	-
Tax fees	4,000	4,000
All other fees	-	-
	$39,000	$38,000

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

PART IV

Item 15.   Exhibits and Financial Statement Schedules

1.	The following financial statements and the report of independent registered public accounting firm are filed as part of this Report:

a.	Report of Independent Registered Public Accounting Firm
b.	Consolidated Statements of Financial Position as of December 31, 2015 and 2014
c.	Consolidated Statements of Operations for the Years Ended December 31, 2015 and 2014
d.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014
e.	Consolidated Statements of Stockholders' Deficiency for the Years Ended December 31, 2015 and 2014
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

PGI INCORPORATED
(Registrant)

Date: March 22, 2016	By:	/s/ Laurence A. Schiffer
Laurence A. Schiffer, President
(Duly Authorized Officer and
Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew S. Love	Chairman of the Board	March 22, 2016
Andrew S. Love	Secretary

/s/ Laurence A. Schiffer	Vice Chairman of the Board,	March 22, 2016
Laurence A. Schiffer	President, Principal Executive
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

10.5	Consulting Agreement between PGI Incorporated and Love Real Estate Company, dated as of March 25, 1987 (filed as Exhibit 10.7 to the 1986 Form 10-K and incorporated herein by reference).

11	See Note 16 to the consolidated financial statements.

13	Inapplicable.

14	Inapplicable (See discussion regarding code of ethics under Item 10. of this Form 10-K).

16.	Inapplicable.

18	Inapplicable.

21	Subsidiaries of the Registrant, filed herein.

22.	Inapplicable.

23.	Inapplicable.

24	Inapplicable.

31(i).1	Principal Executive Officer certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, filed herein.

31(i).2	Principal Financial Officer certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, filed herein.

EXHIBIT INDEX (continued)

32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein.

32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein.

33	Not applicable.

34	Not applicable.

35	Not applicable

95	Not applicable.

99.	Not applicable.

100.	Not applicable.

101.	Instance Document, Schema Document, Calculation Linkbase Document, Labels Linkbase Document, Presentation Linkbase Document and Definition Linkbase Document.*

*Furnished with this report.