Form 10-Q
period 2016-03-31
PGI INC
filed 2016-05-12
CIK 81157

FORM 10- Q
U.S SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2016

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:  As of May 12, 2016, there were 5,317,758 shares of the registrant’s common stock, $.10 par value per share, outstanding.

PGI INCORPORATED AND SUBSIDIARIES

Form 10 – Q
For the Quarter Ended March 31, 2016

PART I    FINANCIAL INFORMATION

Item 1.            Financial Statements

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
($ in thousands, except share and per share data)

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Cash	$1	$1
Restricted cash	5	5
Receivables-related party	149	178
Land and improvement inventories	639	639
Other assets	46	44
	$840	$867
LIABILITIES
Accounts payable and accrued expenses	$216	$202
Accrued real estate taxes	2	8
Accrued interest:
Primary lender-related party	460	450
Subordinated convertible debentures payable	22,796	22,484
Convertible debentures payable-related party	56,520	54,558
Notes payable	3,098	3,081
Credit agreements:
Primary lender-related party	500	500
Notes payable	1,198	1,198
Subordinated convertible debentures payable	8,472	8,472
Convertible debentures payable-related party	1,500	1,500
	94,762	92,453
STOCKHOLDERS' DEFICIENCY
Preferred stock, par value $1.00 per share; authorized 5,000,000 shares; 2,000,000 Class A cumulative convertible shares issued and outstanding; (liquidation preference of $8,000 and cumulative dividends)	2,000	2,000
Common stock, par value $.10 per share; authorized 25,000,000 shares; 5,317,758 shares issued and outstanding	532	532
Paid-in capital	13,498	13,498
Accumulated deficit	(109,952)	(107,616)
	(93,922)	(91,586)
	$840	$867

See accompanying notes to Condensed Consolidated Financial Statements.

Part I    Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2016	2015
REVENUES
Interest income-related party	$1	$3
	1	3
COSTS, EXPENSES AND OTHER
Interest	328	320

Forgiveness of debt and interest	-	(185)
Interest-related party	1,973	1,720
Taxes and assessments	2	3

Consulting and accounting- related party	9	9
Legal and professional	5	4
General and administrative	20	19
	2,337	1,890
NET LOSS	$(2,336)	$(1,887)

NET LOSS PER SHARE(*) AVAILABLE TO COMMON STOCKHOLDERS-Basic and diluted	$(0.47)	$(0.38)

*Considers the effect of cumulative preferred dividends in arrears for the three months ended March 31, 2016 and 2015.

See accompanying notes to Condensed Consolidated Financial Statements.

Part I    Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2016	2015

Net cash used in operating activities	$(29)	$(27)
Cash Flows from investing activities:
Proceeds from notes receivable-related party	29	27
Net cash provided by investing activities	29	27

Net change in cash	-	-

Cash at beginning of period	1	1

Cash at end of period	$1	$1

See accompanying notes to Condensed Consolidated Financial Statements.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PGI Incorporated and its subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10 - Q and therefore do not include all disclosures necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.  The Company's independent registered public accounting firm included an explanatory paragraph regarding the Company's ability to continue as a going concern in their opinion on the Company's consolidated financial statements for the year ended December 31, 2015.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2015 filed with the Securities and Exchange Commission.

The condensed consolidated balance sheet of the Company as of December 31, 2015 has been derived from the audited consolidated balance sheet as of that date.

The Company remains in default under the indentures governing its unsecured subordinated debentures and collateralized convertible debentures and is in default of its primary debt obligations.  (See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 7, 8, and 9 to the Company's consolidated financial statements for the year ended December 31, 2015, as contained in the Company's Annual Report on Form 10 - K).

All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made.  The results for the three months ended March 31, 2016 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2016 or any other interim period.

(2)	Per Share Data

Basic per share amounts are computed by dividing net income (loss), after considering current period dividends on the Company's preferred stock, by the average number of common shares.  The average number of common shares outstanding for the three months ended March 31, 2016 and 2015 was 5,317,758.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

Diluted per share amounts are computed by dividing net income (loss) by the average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures into shares of common stock.  For the three months ended March 31, 2016 and 2015, the assumed conversion of all cumulative convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

The following is a summary of the calculations used in computing basic and diluted loss per share for the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31,	March 31,
	2016	2015

Net Loss	$(2,336,000)	$(1,887,000)

Preferred dividends	(160,000)	(160,000)

Loss Available to	$(2,496,000)	$(2,047,000)
Common shareholders

Weighted Average Number
Of Common Shares
Outstanding	5,317,758	5,317,758

Basic and Diluted Loss
Per Share	$(0.47)	$(0.38)

(3)           Statement of Cash Flows

The Financial Accounting Standards Board Accounting Standards Codification Topic No. 230, “Statement of Cash Flows”, requires a statement of cash flows as part of a full set of financial statements.  For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows.  There were no payments of interest for the three month periods ended March 31, 2016 and March 31, 2015.

 (4)           Restricted Cash

Restricted cash includes restricted proceeds held by PGIP, LLC, the primary lender, as collateral for debt repayment.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(5)	Receivables

Net receivables consisted of:

	March 31,	December 31,
	2016	2015
	($ in thousands)
Notes receivable - related party	$149	$178

(6)	Land and Improvements

Land and improvement inventories consisted of:

	March 31,	December 31,
	2016	2015
	($ in thousands)
Unimproved land	$625	$625
Fully improved land	14	14
	$639	$639

(7)	Other Assets

Other assets consisted of:

	March 31,	December 31,
	2016	2015
	($ in thousands)
Deposit with Trustee of 6-1/2% debentures	$41	$41
Prepaid expenses	1	2
Other	4	1
	$46	$44

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(8)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	March 31,	December 31,
	2016	2015
	($ in thousands)
Accounts payable	$18	$7
Accrued audit & professional	36	40
Accrued legal	5	-
Accrued consulting fees-related party	1	1
Environmental remediation obligations	25	25
Accrued debenture fees	130	128
Accrued miscellaneous	1	1
	$216	$202

Accrued real estate taxes consisted of:
Current real estate taxes	$2	$8

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(9)   Primary Lender Credit Agreements, Notes Payable, Subordinated and Convertible Debentures Payable

Credit agreements with the Company’s primary lender and notes payable consisted of the following:

	March 31,	December 31,
	2016	2015
	($ in thousands)
Credit agreements - primary lender-related party
balance is past due, bearing interest at prime plus 5%; due June 1, 1997	$500	$500

Notes payable - $1,176,000
bearing interest at prime plus 2%, the remainder non-interest bearing, all past due	1,198	1,198
	1,698	1,698
Subordinated debentures payable:
At 6-1/2% interest; due June 1, 1991	447	447
At 6% interest; due May 1, 1992	8,025	8,025
	8,472	8,472
Collateralized convertible debentures
payable-related party:
At 14% interest; due July 8, 1997, convertible into shares of common stock at $1.72 per share	1,500	1,500
	$11,670	$11,670

The Trustee of the 6.5% subordinated convertible debentures, which matured in June, 1991, with an original face amount of $1,034,000, provided notice of final distribution to holders of such debentures on September 2, 2014.  In connection with such final distributions, the Trustee has maintained a debenture reserve fund with a balance of $41,000 as of March 31, 2016 and December 31, 2015, respectively, available for final distribution to holders of such debentures who surrender their respective debenture certificates.

During the three month period ended March 31, 2016, there were no subordinated convertible debentures that were surrendered by their respective debenture holders and no funds were utilized from the debenture reserve account.  During the year ended December 31, 2015, such subordinated convertible debentures with face amounts of $80,000 have been surrendered by their respective debenture holders.  Funds utilized from the debenture reserve account were $7,000 during the year ended December 31, 2015 in payment of a final distribution to such debenture holders.   Accordingly, the Company has recognized $73,000 in forgiveness of debt during the year ended December 31, 2015.  In addition, accrued interest in the amount of $136,000 on such debentures that have been surrendered was recorded as forgiveness of interest expense during the year ended December 31, 2015.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

As of March 31, 2016 and December 31, 2015 the outstanding principal balance on such 6.5% subordinated convertible debentures that were not surrendered by the respective holders equals $447,000 plus accrued and unpaid interest of $795,000 and $788,000, respectively.  If and when such remaining debentures are surrendered to the Trustee, the applicable portion of such principal and accrued interest will similarly be recorded as debt and accrued interest forgiveness.  As the Company has consistently stated in prior filings, the Company believes that any potential claims by the respective debenture holders on such 6.5% subordinated convertible debentures would be barred under the applicable statutes of limitations.

(10)           Income Taxes

At December 31, 2015, the Company had an operating loss carryforward of approximately $69,321,000 available to reduce future taxable income.  These operating losses expire at various dates through 2035.

The following summarizes the temporary differences of the Company at March 31, 2016 and December 31, 2015 at the statutory rate:

	March 31,	December 31,
	2016	2015
	($ in thousands)
Deferred tax asset
Net operating loss carryforward	$27,230	$26,342
Adjustments to reduce land to net realizable value	12	12
Expenses capitalized under IRC 263(a)	56	56
Environmental liability	9	9
Valuation allowance	(27,135)	(26,247)
	172	172

Deferred tax liability:
Basis difference of land and improvement inventories	172	172
Net deferred tax asset	$-	$-

(11)           Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, other than debt, approximates fair value at March 31, 2016 and December 31, 2015 because of the short maturity of those instruments.  It was not practicable to estimate the fair value of the Company’s debt with its primary lender, its notes payable and its convertible debentures because these debts are in default causing no basis for estimating value by reference to quoted market prices or current rates offered to the Company for debt of the same remaining maturities.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note

The Company’s most valuable asset, which it owns through its wholly-owned subsidiary, Sugarmill Woods, Inc. (“Sugarmill Woods”), are two undeveloped parcels of real property consisting  of approximately 369 acres located in Hernando County, Florida (the “Property”) which is encumbered by secured creditor claims.  The State of Florida Department of Transportation (the “Florida DOT”) has expressed an interest in acquiring the Property in connection with the northward extension of the Suncoast Parkway as part of the Suncoast Parkway, Project 2.  The Company has accepted two proposed purchase and sale contracts with the Florida DOT for the sale of the Property for a potential total sale price of approximately $9 million.  In accordance with Florida law, these purchase and sale contracts are not currently and will not be enforceable against either Sugarmill Woods or the Florida DOT unless and until the Florida DOT final agency acceptance is executed.

Besides the Property, Sugarmill Woods also owns 6 single family lots, an approximate 7 acre parcel and some minor parcels of real estate consisting of easements in Citrus County, Florida.  In addition, Punta Gorda Isles Sales, Inc. (“PGIS”), a wholly-owned subsidiary of the Company owns twelve parcels of real estate in Charlotte County, Florida, which total approximately 60 acres, but these parcels have limited value because of associated developmental constraints such as wetlands, easements, and/or other obstacles to development and sale.

The Property in Hernando County is encumbered by mortgages granted by the Company in connection with the primary lender debt of $960,000 in principal and accrued interest at March 31, 2016 and the principal of the convertible debentures, all of which are held by related parties to the Company in the amount of $1,500,000 at March 31, 2016.  The primary lender debt and convertible debentures are past due and in default (See Note 9 to the Condensed Consolidated Financial Statements.)

The Trustee of the 6.5% subordinated debentures, which matured in June, 1991, with an original face amount of $1,034,000, provided notice of final distribution to holders of such debentures on September 2, 2014.  In connection with such final distribution, the Trustee has maintained a debenture reserve fund with a balance of $41,000 as of March 31, 2016 and December 31, 2015, respectively, which is available for final distribution to holders of such debentures who surrender their respective debenture certificates.

During the three month period ended March 31, 2016 there were no 6.5% subordinated convertible debentures that were surrendered by their respective debenture holders and no funds were utilized from the debenture reserve account.  During the year ended December 31, 2015 such subordinated convertible debentures with a face amount of $80,000 were surrendered by their respective debenture holders.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of March 31, 2016 and December 31, 2015 the remaining outstanding principal balance on such 6.5% subordinated convertible debentures that were not surrendered by the respective holders equals $447,000 plus accrued and unpaid interest of $795,000 and $788,000, respectively.  If and when such remaining debentures are surrendered to the Trustee, the applicable portion of such principal and accrued interest will similarly be recorded as debt and interest forgiveness.  As the Company has consistently stated in prior filings, the Company believes that any potential claims by the respective debenture holders on such 6.5% subordinated convertible debentures would be barred under the applicable statutes of limitations.

Results of Operations

Revenues for the three months ended March 31, 2016 decreased by $2,000 to $1,000 from $3,000 for the comparable 2015 period as a result of decreased interest income due to a lower balance during such three month period on the short-term note receivable balance with Love Investment Company (“LIC”), an affiliate of L-PGI, the Company’s primary preferred stock shareholder.  Expenses for the three months ended March 31, 2016 increased by $447,000 when compared to the same period in 2015, primarily due to no forgiveness of debt and interest in the three months ended March 31, 2016 as compared to $185,000 of forgiveness of debt and interest in the three months ended March 31, 2015.  The forgiveness of debt and interest for the three months ended March 31, 2015 is attributed to the 6.5% subordinated convertible debentures which matured in June, 1991, in the face amount of $71,000 that have been surrendered in exchange for a final distribution of $92 per $1,000 in face value of such debentures. Accrued interest in the amount of $121,000 on such surrendered debentures was recorded as forgiveness of interest expense during the three months ended March 31, 2015, and the principal amount of debt in the amount of $64,000 in connection with such debentures was recorded as forgiveness of debt during such period.  In addition, for the three months ended March 31, 2016 there was an increase in interest expense of $261,000 due to interest accruing on past due balances under the various credit agreements, notes payable and debentures which increased over the same period in 2015 for accrued but unpaid interest.  As a result, a net loss of $2,336,000 was incurred for the three months ended March 31, 2016 compared to a net loss of $1,887,000 for the comparable period in 2015.  After consideration of cumulative preferred dividends in arrears, totaling $160,000 for each three month period ended March 31, 2016 and 2015, with respect to the Class A Preferred Stock, a net loss per share of $(0.47) and $(0.38) was incurred for the three month periods ended March 31, 2016 and March 31, 2015, respectively.  The total cumulative preferred dividends in arrears with respect to the Class A Preferred Stock through March 31, 2016 is $13,395,000.

As of March 31, 2016, the Company remained in default of its primary lender indebtedness of $500,000 with PGIP, LLC (“PGIP”), an entity related to L-PGI, as well as under its subordinated and convertible debentures and notes payable.  PGIP holds restricted funds of the Company pursuant to an escrow agreement whereby funds may be disbursed (i) as requested by the Company and agreed to by PGIP, (ii) as deemed necessary and appropriate by PGIP, to protect PGIP's interest in the Retained Acreage (as hereinafter defined), including PGIP's right to receive principal and interest under the note agreement securing the remaining indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company.  The restricted escrow funds held by PGIP were $5,000 at March 31, 2016 and December 31, 2015.  The Company did not utilize any of the restricted escrow funds during the three months ended March 31, 2016 or 2015.  The primary parcel of real estate owned by the Company, totaling 369 acres located in Hernando County, Florida, remains subject to the primary lender indebtedness.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow Analysis

During the three month period ended March 31, 2016, the Company’s net cash used in operating activities was $29,000 compared to $27,000 for the comparable period in 2015.  Net cash provided from investing activities during the three months ended March 31, 2016 and 2015 consisted of $29,000 and $27,000, respectively, in note receivable proceeds received from LIC.  The Company receives proceeds from its notes receivable from LIC as needed to fund its operating activities.

Analysis of Financial Condition

Total assets decreased by $27,000 at March 31, 2016 compared to total assets at December 31, 2015, reflecting the following changes:

	March 31,	December 31,	Increase
	2016	2015	(Decrease)
	($ in thousands)
Cash	$1	$1	$-
Restricted cash	5	5	-
Receivables-related party	149	178	(29)
Land and improvement inventories	639	639	-
Other assets	46	44	2
	$840	$867	$(27)

During the three month period ended March 31, 2016, the amount of receivables-related party decreased by $29,000 due to the Company’s receipt of principal and accrued interest payments from LIC, a related party, under the note receivable from LIC.  The amount of other assets increased by $2,000 primarily due to deferred expenses relating to the expressed interest by the State of Florida in acquiring the Company’s unimproved land in Hernando County, Florida in connection with the Suncoast Parkway Project 2.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liabilities were approximately $94.8 million at March 31, 2016 compared to approximately $92.5 million at December 31, 2015, reflecting the following changes:

	March 31,	December 31,	Increase
	2016	2015	(Decrease)
	($ in thousands)
Accounts payable and accrued expenses	$216	$202	$14
Accrued real estate taxes	2	8	(6)
Accrued interest	82,874	80,573	2,301
Credit agreements:			-
Primary lender-related party	500	500	-
Notes payable	1,198	1,198	-

Subordinated convertible debentures payable	8,472	8,472	-

Convertible debentures payable-related party	1,500	1,500	-

	$94,762	$92,453	$2,309

During the three month period ended March 31, 2016, the amount of accounts payable and accrued expenses increased by $14,000 primarily as a result of timing differences and the accrual of $2,000 in annual administration fees relating to the 6% subordinated convertible debentures, which matured May 1992.  Accrued real estate taxes decreased by $6,000 during the three month period ended March 31, 2016 due to the payment of previously accrued real estate taxes.  Accrued interest during the three month period ended March 31, 2016 increased by $2,301,000 due to the amount of interest expense for such period.  During the three month periods ended March 31, 2016 and March 31, 2015, the Company made no interest payments on its various credit agreements, notes payable and debentures.

The Trustee of the 6.5% subordinated convertible debentures, which matured in June, 1991, with an original face amount of $1,034,000, provided notice of a final distribution to holders of such debentures on September 2, 2014.  There were no debentures surrendered in the three month period ended March 31, 2016.  During the year ended December 31, 2015, such 6.5% subordinated convertible debentures with a face amount of $80,000 have been surrendered to the Trustee by their respective debenture holders.

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

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company remains in default on the entire principal amount plus interest (including certain sinking fund and interest payments with respect to its subordinated debentures) of its subordinated and convertible debentures and notes payable, as well as its primary lender indebtedness with PGIP.  The principal and accrued interest amounts due are as indicated in the following table:

	March 31, 2016
	Principal	Accrued
	Amount Due	Interest
	($ in thousands)

Subordinated convertible debentures:
At 6 1/2%, due June 1, 1991	$447	$795
At 6%, due May 1, 1992	8,025	22,001
	$8,472	$22,796
Collateralized convertible debentures:
At 14%, due July 8, 1997	$1,500	$56,520

Notes payable:
At prime plus 2%	$1,176	$3,098
Non-interest bearing	22	-
	$1,198	$3,098

Primary lender-related party:	$500	$460

The Company does not have sufficient funds available to satisfy either principal or interest obligations on the above indebtedness, debentures and notes payable or any arrearage in preferred dividends.

The Company’s independent registered public accounting firm included an explanatory paragraph regarding the Company’s ability to continue as a going concern in their opinion on the Company’s consolidated financial statements for the year ended December 31, 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.  There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PGI INCORPORATED
(Registrant)

Date: May 12, 2016	By:	/s/ Laurence A. Schiffer
Laurence A. Schiffer
President
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

PGI INCORPORATED AND SUBSIDIARIES

Exhibit No.	Description

2	Inapplicable.

3.(i)	Inapplicable.

3.(ii)	Inapplicable.

4	Inapplicable.

10	Inapplicable.

11	Statement re: Computation of Per Share Earnings (Set forth in Note 2 of the Notes to Condensed Consolidated Financial Statements (Unaudited) herein).

15	Inapplicable.

18	Inapplicable.

19	Inapplicable.

22	Inapplicable.

23	Inapplicable.

24	Inapplicable.

31(i).1	Principal Executive Officer certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31(i).2	Principal Financial Officer certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350.

95.	Inapplicable.

99.	Inapplicable.

100.	Inapplicable.

101.	Instance Document, Schema Document, Calculation Linkbase Document, Labels Linkbase Document, Presentation Linkbase Document and Definition Linkbase Document.*

* Furnished with this report.