Form 10-Q
period 2016-09-30
PGI INC
filed 2016-11-09
CIK 81157

FORM 10- Q
 U.S SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

(Mark One)
 ☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of November 9, 2016, there were 5,317,758 shares of the registrant’s common stock, $.10 par value per share, outstanding.

PGI INCORPORATED AND SUBSIDIARIES

Form 10 – Q
For the Quarter Ended September 30, 2016

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
($ in thousands, except share and per share data)

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Cash	$1,030	$1
Restricted cash	-	5
Receivables-related party	-	178
Land inventories	14	639
Other assets	43	44
	$1,087	$867
LIABILITIES
Accounts payable and accrued expenses	$199	$202
Accrued real estate taxes	4	8
Accrued interest:
Primary lender-related party	-	450
Subordinated convertible debentures payable	23,425	22,484
Convertible debentures payable-related party	52,915	54,558
Notes payable	3,130	3,081
Credit agreements:
Primary lender-related party	-	500
Notes payable	1,198	1,198
Subordinated convertible debentures payable	8,472	8,472
Convertible debentures payable-related party	-	1,500
	89,343	92,453
STOCKHOLDERS' DEFICIENCY
Preferred stock, par value $1.00 per share;
authorized 5,000,000 shares; 2,000,000 Class A cumulative convertible shares issued and outstanding; (liquidation preference of $8,000 plus unpaid cumulative dividends of $13,715)	2,000	2,000
Common stock, par value $.10 per share;
authorized 25,000,000 shares; 5,317,758 shares issued and outstanding	532	532
Paid-in capital	13,498	13,498
Accumulated deficit	(104,286)	(107,616)
	(88,256)	(91,586)
	$1,087	$867

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

Part I  Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
REVENUES
Real estate sales	$-	$-	$9,000	$-
Interest income	1	-	1	-
Interest income-related party	-	2	2	7
	1	2	9,003	7
COSTS, EXPENSES AND OTHER

Cost of real estate sales and expenses of sale	-	-	745	-
Interest	332	324	990	967

Forgiveness of debt and interest	-	-	-	(209)
Interest-related party	-	1,842	3,832	5,342
Taxes and assessments	1	2	5	7

Consulting and accounting - related party	10	9	28	28
Legal and professional	4	2	15	8
General and administrative	18	18	58	59
	365	2,197	5,673	6,202
NET INCOME (LOSS)	$(364)	$(2,195)	$3,330	$(6,195)

NET INCOME (LOSS) PER SHARE(*)
AVAILABLE TO COMMON
STOCKHOLDERS-BASIC	$(0.10)	$(0.44)	$0.54	$(1.26)

NET INCOME (LOSS) PER SHARE(*)
AVAILABLE TO COMMON
STOCKHOLDERS-DILUTED	$(0.10)	$(0.44)	$0.38	$(1.26)

 *Considers the effect of cumulative preferred dividends in arrears for the three and nine months ended September 30, 2016 and 2015.

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

Part I  Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2016	2015

Net cash provided by (used in) operating activities	$2,846	$(130)
Cash Flows from investing activities:
Payments received on notes receivable-related party	178	130
Release of restricted cash	5	-
Net cash provided by investing activities	183	130

Cash Flows from financing activities:
Principal payments on debt-related party	(2,000)	-
Net cash used in financing activities	(2,000)	-

Net change in cash	1,029	-

Cash at beginning of period	1	1

Cash at end of period	$1,030	$1

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PGI Incorporated (“PGI”) and its subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10 - Q and therefore do not include all disclosures necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The Company's independent registered public accounting firm included an explanatory paragraph regarding the Company's ability to continue as a going concern in their opinion on the Company's consolidated financial statements for the year ended December 31, 2015.

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

Sugarmill Woods, Inc. (“Sugarmill Woods”), a wholly-owned subsidiary of PGI, entered into two contracts with the State of Florida Department of Transportation (the “Florida DOT”) for the sale of Sugarmill Woods’ principal real property asset consisting of approximately 369 acres located in Hernando County, Florida (the “Property”) for $9 million. The signatures from the Florida DOT required to make the two contracts effective were obtained on June 17, 2016, and the sale was closed on June 21, 2016.

The proceeds from the sale of the Property of $9 million were received on June 23, 2016 and payment of the primary debt obligation, including all accrued interest payable to related party totaling $970,000, was made to PGIP LLC (“PGIP”), the holder of the first mortgage note and an affiliate of the Company. In addition, on June 23, 2016, the remaining principal of the convertible debentures payable to related parties totaling $1,500,000 was paid and a portion of the related accrued interest totaling $5,455,000 was paid to the current holders of such debentures. Love Investment Company (“LIC”), an affiliate of Love-PGI Partners, L.P. (“L-PGI”), the Company’s primary preferred stock shareholder and Love-1989 Florida Partners (“Love-1989”), also an affiliate of L-PGI, held the convertible debentures.

The Company remains in default under the indentures governing its unsecured subordinated debentures. (See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 7, 8, and 9 to the Company's consolidated financial statements for the year ended December 31, 2015, as contained in the Company's Annual Report on Form 10 - K).

All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2016 or any other interim period.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

 (2) Per Share Data

Basic per share amounts are computed by dividing net income (loss), after deducting current period dividends on the Company's preferred stock, by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for the three and nine months ended September 30, 2016 and 2015 was 5,317,758.

Diluted per share amounts are computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and outstanding convertible debentures, if dilutive, into shares of common stock. For the three months ended September 30, 2016 and the three and nine months ended September 30, 2015, the assumed conversion of all outstanding convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

The following is a summary of the calculations used in computing basic and diluted income (loss) per share for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
	($ in thousands, except share and per share data)
Net income (loss)	$(364)	$(2,195)	$3,330	$(6,195)

Preferred dividends	(160)	(160)	(480)	(480)

Income (Loss) Available to	$(524)	$(2,355)	$2,850	$(6,675)
Common shareholders

Weighted Average Number
Of Common Shares
Outstanding (Basic)	5,317,758	5,317,758	5,317,758	5,317,758

Weighted Average Number
Of Common Shares
Outstanding (Diluted)	5,317,758	5,317,758	10,095,525	5,317,758

Basic Income (Loss)
Per Share	$(0.10)	$(0.44)	$0.54	$(1.26)

Diluted Income (Loss)
Per Share	$(0.10)	$(0.44)	$0.38	$(1.26)

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(3) Statement of Cash Flows

The Financial Accounting Standards Board Accounting Standards Codification Topic No. 230, “Statement of Cash Flows”, requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. Related party interest paid during the nine months ended September 30, 2016 was $5,925,000. There were no payments of interest during the three months ended September 30, 2016 and the nine months ended September 30, 2015.

 (4) Restricted Cash

Restricted cash of $5,000, previously held by PGIP, the primary lender, as collateral for the Company’s debt obligation to PGIP, was released on June 28, 2016 following the sale of the undeveloped land in Hernando County and respective payment of the primary lender debt obligation on June 23, 2016.

(5)
Receivables

Net receivables consisted of:

	September 30,	December 31,
	2016	2015
	($ in thousands)
Notes receivable - related party	$-	$178

(6)
Land Inventory

Land inventory consisted of:

	September 30,	December 31,
	2016	2015
	($ in thousands)
Unimproved land	$-	$625
Fully improved land	14	14
	$14	$639

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(7)
Other Assets

Other assets consisted of:

	September 30,	December 31,
	2016	2015
	($ in thousands)
Deposit with Trustee of 6-1/2% debentures	$41	$41
Prepaid expenses	-	2
Other	2	1
	$43	$44

(8)
Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:
	September 30,	December 31,
	2016	2015
	($ in thousands)
Accounts payable	$8	$7
Accrued audit & professional	34	40
Accrued consulting fees-related party	1	1
Environmental remediation obligations	21	25
Accrued debenture fees	134	128
Accrued miscellaneous	1	1
	$199	$202

Accrued real estate taxes consisted of:
Current real estate taxes	$4	$8

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

The proceeds from the sale of the Property of $9 million were received on June 23, 2016 and payment of the primary debt obligation, including all accrued interest totaling $970,000, was made to PGIP, the holder of the first mortgage note and an affiliate of the Company. In addition, on June 23, 2016, the remaining principal of the convertible debentures payable to related parties totaling $1,500,000 was paid and a portion of the related accrued interest was paid totaling $5,455,000 to the current holders of such debentures. LIC, an affiliate of L-PGI, the Company’s primary preferred stock shareholder and Love-1989, also an affiliate of L-PGI, held the collateralized convertible debentures.

The Trustee of the 6.5% unsecured subordinated convertible debentures, which matured in June, 1991, with an original face amount of $1,034,000, provided notice of final distribution to holders of such debentures on September 2, 2014. In connection with such final distributions, the Trustee has maintained a debenture reserve fund with a balance of $41,000 as of September 30, 2016 and December 31, 2015, available for final distribution to holders of such debentures who surrender their respective debenture certificates.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

During the nine month period ended September 30, 2016, there were no unsecured subordinated convertible debentures that were surrendered by their respective debenture holders and no funds were utilized from the debenture reserve account. During the year ended December 31, 2015, such unsecured subordinated convertible debentures with face amounts of $80,000 were surrendered by their respective debenture holders. Funds utilized from the debenture reserve account were $7,000 during the year ended December 31, 2015 in payment of a final distribution to such debenture holders. Accordingly, the Company recognized $73,000 in forgiveness of debt during the year ended December 31, 2015. In addition, accrued interest in the amount of $136,000 on such debentures that have been surrendered was recorded as forgiveness of interest expense during the year ended December 31, 2015.

As of September 30, 2016 and December 31, 2015 the outstanding principal balance on such 6.5% unsecured subordinated convertible debentures that were not surrendered by the respective holders equals $447,000 plus accrued and unpaid interest of $809,000 and $788,000, respectively. If and when such remaining debentures are surrendered to the Trustee, the applicable portion of such principal and accrued interest will similarly be recorded as debt and accrued interest forgiveness. As the Company has consistently stated in prior filings, the Company believes that any potential claims by the respective debenture holders on such 6.5% unsecured subordinated convertible debentures would be barred under the applicable statutes of limitations.

(10)
Real Estate Sales

Real estate sales and cost of sales consisted of:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
	($ in thousands)

Real estate sales	$-	$-	$9,000	$-

Cost of real estate sales including expenses of sale	$-	$-	$(745)	$-

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

 (11) Income Taxes

At December 31, 2015, the Company had an operating loss carryforward of approximately $69,127,000 available to reduce future taxable income. These operating losses expire at various dates through 2035.

The following summarizes the temporary differences of the Company at September 30, 2016 and December 31, 2015 at the statutory rate:
	September 30,	December 31,
	2016	2015
	($ in thousands)
Deferred tax asset
Net operating loss carryforward	$25,077	$26,342
Alternative minimum tax credit carryforward	67	-
Adjustments to reduce land to net realizable value	12	12
Expenses capitalized under IRC 263(a)	56	56
Environmental liability	9	9
Valuation allowance	(25,049)	(26,247)
	172	172

Deferred tax liability:
Basis difference of land and improvement inventories	172	172
Net deferred tax asset	$-	$-

(12) Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, other than debt, approximates fair value at September 30, 2016 and December 31, 2015 because of the short maturity of those instruments. It was not practicable to estimate the fair value of the Company’s notes payable and its convertible debentures because these debts are in default causing no basis for estimating value by reference to quoted market prices or current rates offered to the Company for debt of the same remaining maturities.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note

The Company’s remaining land inventory consists of 6 single family lots, an approximate 7 acre parcel and some other minor parcels of real estate consisting of easements in Citrus County Florida, which are owned through its wholly-owned subsidiary, Sugarmill Woods, Inc. (“Sugarmill Woods”). In addition, Punta Gorda Isles Sales, Inc. (“PGIS”), a wholly-owned subsidiary of the Company, owns 12 parcels of real estate in Charlotte County, Florida, which total approximates 60 acres, but these parcels have limited value because of associated developmental constraints such as wetlands, easements, and/or other obstacles to development and sale.

On June 17, 2016 two contracts were executed for the sale of two undeveloped parcels of real property consisting of 369 acres located in Hernando County, Florida (the “Property”) between Sugarmill Woods and the State of Florida Department of Transportation (the “Florida DOT”). The Property was encumbered by secured creditor claims, and the sale of the Property closed on June 21, 2016 for $9,000,000. The Florida DOT desired to acquire the Property in connection with the northward extension of the Suncoast Parkway as part of the Suncoast Parkway, Project 2.

The proceeds from the sale of the Property were received on June 23, 2016 and payment of the primary lender debt totaling $500,000 and all accrued interest totaling $470,000, was made to PGIP LLC (“PGIP”), the holder of the first mortgage note and an affiliate of the Company. In addition, on June 23, 2016, the remaining principal of the collateralized convertible debentures totaling $1,500,000 and a portion of the accrued interest related to such debentures totaling $5,455,000 was paid to the current holders of such debentures. Love Investment Company (“LIC”), an affiliate of Love-PGI Partners, L.P. (“L-PGI”), the Company’s primary preferred stock shareholder, and Love-1989 Florida Partners, LP (“Love-1989”), also an affiliate of L-PGI, held the collateralized convertible debentures.

	June 23, 2016	June 23, 2016	Remaining
	Principal	Interest	Accrued
	Payment	Payment	Interest
	($ in thousands)
Credit agreements - first mortgage note	$500	$470	$-
payable-related party

Collateralized convertible debentures
payable-related party	1,500	5,455	52,915
	$2,000	$5,925	$52,915

The Trustee of the 6.5% subordinated debentures, which matured in June, 1991, with an original face amount of $1,034,000, provided notice of final distribution to holders of such debentures on September 2, 2014. In connection with such final distribution, the Trustee maintained a debenture reserve fund with a balance of $41,000 as of September 30, 2016 and December 31, 2015, respectively, which is available for final distribution to holders of such debentures who surrender their respective debenture certificates.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the nine month period ended September 30, 2016 there were no 6.5% subordinated convertible debentures that were surrendered by their respective debenture holders and no funds were utilized from the debenture reserve account. During the year ended December 31, 2015 such subordinated convertible debentures with a face amount of $80,000 were surrendered by their respective debenture holders.

As of September 30, 2016 and December 31, 2015 the remaining outstanding principal balance on such 6.5% subordinated convertible debentures that were not surrendered by the respective holders equals $447,000 plus accrued and unpaid interest of $809,000 and $788,000, respectively. If and when such remaining debentures are surrendered to the Trustee, the applicable portion of such principal and accrued interest will similarly be recorded as debt and interest forgiveness. As the Company has consistently stated in prior filings, the Company believes that any potential claims by the respective debenture holders on such 6.5% subordinated convertible debentures would be barred under the applicable statutes of limitations.

As of September 30, 2016, the Company remained in default under its subordinated convertible debentures and notes payable, as well as the accrued interest with respect to its collateralized convertible debentures.

Results of Operations

Revenues for the three months ended September 30, 2016 decreased by $1,000 to $1,000 from $2,000 for the comparable 2015 period as a result of decreased interest income. Interest income for the three months ended September 30, 2016 represents interest earned on the Company’s money market account. Interest income for the three months ended September 30, 2015 represents related party interest on the short-term note receivable with LIC, an affiliate of L-PGI, the Company’s primary preferred stock shareholder. The Company received payment of the note receivable balance from LIC on June 23, 2016.

Expenses for the three months ended September 30, 2016 decreased by $1,832,000 when compared to the same period in 2015 primarily as a result of a decrease in interest expense during the three months ended September 30, 2016. Interest expense for the three month period ended September 30, 2016 decreased by $1,834,000 compared to the same period in 2015, primarily due to the repayment of the outstanding principal of the Company’s collateralized debt with a portion of the proceeds from the Property sale received on June 23, 2016, including the primary lender debt of $500,000 with PGIP, and the collateralized convertible debenture principal in the amount of $1,500,000 paid to LIC and Love-1989. As a result there was no interest expense during the three months ended September 30, 2016 with respect to such collateralized debt.

Taxes and assessments expense decreased by $1,000 during the three month period ended September 30, 2016 when compared to the same period in 2015 as a result of lower real estate tax expense due to the sale of Property sold to the Florida DOT on June 21, 2016. Consulting and accounting expenses increased by $1,000 during the three months ended September 30, 2016 when compared to the same period in 2015. A quarterly consulting fee is paid to Love Real Estate Company (“LREC”), an affiliate of L-PGI, of one-tenth of one percent of the carrying value of the Company’s assets which increased effective June 21, 2016 with the sale of Property to the Florida DOT.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Legal and professional expenses during the three months ended September 30, 2016 increased by approximately $2,000 when compared to the same period in 2015, primarily as a result of additional legal expenses incurred in connection with the filing of the Company’s periodic reports during the three month period ended September 30, 2016. As a result, a net loss of $364,000 was incurred for the three months ended September 30, 2016 compared to a net loss of $2,195,000 for the comparable period in 2015. After deducting preferred dividends, totaling $160,000 for each of the three months ended September 30, 2016 and 2015 , with respect to the Class A Preferred Stock, a net loss per share of $(.10) and $(.44) was incurred for the three month periods ended September 30, 2016 and 2015. The total cumulative preferred dividends in arrears with respect to the Class A Preferred Stock through September 30, 2016 is $13,715,000.

Revenues for the nine months ended September 30, 2016 increased by $8,996,000 to $9,003,000 from $7,000 for the comparable 2015 period primarily as a result of the sale by Sugarmill Woods of the Property to the Florida DOT on June 21, 2016 for $9,000,000. Interest income for the nine months ended September 30, 2016 in the amount of $1,000 represents interest earned on the Company’s money market account. Interest income from related party decreased by $5,000 in the first nine months of 2016 to $2,000 from $7,000 for the comparable period in 2015 due to receipt of the repayment of the short term note receivable balance from LIC, an affiliate of L-PGI, the Company’s primary preferred stock shareholder, on June 23, 2016 . Net income of $3,330,000 was realized for the first nine months of 2016, which includes a gain of $8,255,000 from the Property sale to the Florida DOT. This compared to a net loss of $6,195,000 for the first nine months of 2015. After deducting preferred dividends, totaling $480,000 for each of the nine months ended September 30, 2016 and 2015, net income (loss) per share of $.54 and $(1.26), respectively, were reported for the nine month periods ended September 30, 2016 and 2015.

The proceeds from the sale of the Property were received from the Florida DOT on June 23, 2016 and payment of the first mortgage obligation was made to PGIP, an affiliate of the Company. In addition, on June 23, 2016, the collateralized convertible debentures principal was paid and a portion of the accrued interest was paid to the current holders of such debentures. LIC, an affiliate of L-PGI, the Company’s primary preferred stock shareholder, and Love-1989, also an affiliate of L-PGI, held the collateralized convertible debentures.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The June 23, 2016 payments of principal and interest were as follows:

	Principal	Interest
	Payment	Payment
	($ in thousands)
Primary lender-1st mortgage note	$500	$470
payable (PGIP-related party)

Collateralized convertible debentures
payable (LIC-related party)	703	2,557

Collateralized convertible debentures
payable (Love-1989-related party)	797	2,898
	$2,000	$5,925

Real estate sales and cost of real estate sales for the nine months ended September 30, 2016 and September 30, 2015 were as follows:

	Nine Months Ended
	September 30,	September 30,
	2016	2015
	($ in thousands)

Real estate sales	$9,000	$-

Cost of real estate sales and
expenses of sale	$(745)	$-

Real estate sales for the nine months ended September 30, 2016 increased by $9,000,000 compared to the nine months ended September 30, 2015 solely due to the sale of the Property by Sugarmill Woods to the Florida DOT on June 21, 2016. There were no sales of real estate for the comparable period in 2015.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Expenses for the nine months ended September 30, 2016 decreased by $529,000 when compared to the same period in 2015 as follows:

	Nine Months Ended
	September 30,	September 30,	Increase
	2016	2015	(Decrease)
		($ in thousands)
COSTS, EXPENSES AND OTHER

Cost of real estate sales and expenses of sale	$745	$-	$745
Interest	990	967	23

Forgiveness of debt and interest	-	(209)	209
Interest-related party	3,832	5,342	(1,510)
Taxes and assessments	5	7	(2)

Consulting and accounting- related party	28	28	-
Legal and professional	15	8	7
General and administrative	58	59	(1)
	$5,673	$6,202	$(529)

Cost of real estate sales and expenses of sale for the nine month period ended September 30, 2016 increased by $745,000 compared to the nine month period ended September 30, 2015 solely as a result of the costs and expenses incurred in connection with the Property sale. There was no such expense for the comparable period in 2015.

Interest expense for the first nine months of 2016 decreased by $1,487,000 compared to the same period in 2015. Interest expense relating to the Company’s current outstanding debt held by non-related parties increased by $23,000 during the nine months ended September 30, 2016 compared to the same period in 2015, primarily as a result of interest accruing on past due balances which increased at various intervals throughout the nine month period for accrued but unpaid interest. Interest expense-related party decreased by $1,510,000 during the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to the repayment of the outstanding principal of the Company’s collateralized debt with a portion of the proceeds from the Property sale received on June 23, 2016, including the primary lender debt of $500,000 with PGIP and the collateralized convertible debenture principal in the amount of $1,500,000 paid to LIC and Love-1989.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

There was no forgiveness of debt and interest in the nine months ended September 30, 2016 as compared to $209,000 for the same period in 2015. The forgiveness of debt and interest for the nine months ended September 30, 2015 is attributed to the 6.5% subordinated convertible debentures which matured in June, 1991, in the face amount of $80,000 that were surrendered in exchange for a final distribution of $92 per $1,000 in face value of such debentures. Accrued interest in the amount of $136,000 on such surrendered debentures was recorded as forgiveness of interest expense during the nine months ended September 30, 2015, and the remaining principal amount of such surrendered debentures in the amount of $73,000 was recorded as forgiveness of debt during such period.

Legal and professional expenses increased by $7,000 in the first nine months of 2016 compared to the same period in 2015 as a result of legal expenses incurred in connection with the filing of the Company’s periodic reports pursuant to the Securities Exchange Act of 1934, as amended, during the first nine months of 2016.

Cash Flow Analysis

Cash provided by operating activities for the nine months ended September 30, 2016 was $2,846,000, primarily reflecting the net effect of the $9,000,000 received in the sale of the Property to the Florida DOT and $5,925,000 of accrued interest paid on collateralized debt. This compared to cash used in operating activities of $130,000 for the comparable 2015 period. In addition, during the first nine months of 2016, the Company received $178,000 in payment of the note receivable principal from LIC, an affiliate of the Company and the restricted cash of $5,000 from PGIP, the first mortgage lender, which was released upon the sale of the Property and satisfaction of the primary lender debt obligation owed to PGIP. Net cash used in financing activities was for the principal repayment of $2,000,000 of primary lender debt to PGIP and collateralized convertible debentures to LIC and Love-1989.

Analysis of Financial Condition

Total assets increased by $220,000 at September 30, 2016 compared to total assets at December 31, 2015, reflecting the following changes:

	September 30,	December 31,	Increase
	2016	2015	(Decrease)
		($ in thousands)
Cash	$1,030	$1	$1,029
Restricted cash	-	5	(5)
Receivables-related party	-	178	(178)
Land and improvement inventories	14	639	(625)
Other assets	43	44	(1)
	$1,087	$867	$220

During the nine months ended September 30, 2016, cash increased by $1,029,000 compared to December 31, 2015, which is primarily attributed to the remaining proceeds of the Property sale to the Florida DOT in the second quarter of 2016. The Company anticipates that the cash will be utilized by the Company to fund its future operating activities.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Restricted cash decreased by $5,000 during the first nine months of 2016 with the release of restricted funds upon the sale of the Property and satisfaction of the primary lender debt obligation owed to PGIP.

Receivables-related party decreased by $178,000 during the first nine months of 2016 as the Company received payment of the outstanding note receivable balance from LIC, an affiliate of the Company.

Land and improvement inventories decreased by $625,000 during the first nine months of 2016 as a result of the sale of the Property, with the cost of the Property sold reflected in the cost of real estate sales for the nine months ended September 30, 2016.

Liabilities were approximately $89,343,000 at September 30, 2016 compared to approximately $92,453,000 at December 31, 2015, reflecting the following changes:

	September 30,	December 31,	Increase
	2016	2015	(Decrease)
		($ in thousands)
Accounts payable and accrued expenses	$199	$202	$(3)
Accrued real estate taxes	4	8	(4)
Accrued interest	79,470	80,573	(1,103)
Credit agreements:			-
Primary lender-related party	-	500	(500)
Notes payable	1,198	1,198	-
Subordinated convertible debentures payable	8,472	8,472	-
Convertible debentures payable-related party	-	1,500	(1,500)
	$89,343	$92,453	$(3,110)

During the nine month period ended September 30, 2016, the amount of accounts payable and accrued expenses decreased by $3,000 primarily as a result of timing differences. Accrued real estate taxes decreased by $4,000 during the nine month period ended September 30, 2016 due to the payment of previously accrued taxes. There was a net decrease of accrued interest in the amount of $1,103,000 during the nine month period ended September 30, 2016 with the aggregate payment of $5,925,000 in accrued interest to PGIP, as the holder of the Company’s first mortgage note, and the holders of the collateralized convertible debentures being offset by an increase of accrued interest in the amount of $4,822,000 of interest expense for such period. During the nine month period ended September 30, 2016, the entire outstanding principal of the primary lender debt in the amount of $500,000 was repaid to PGIP, and the entire outstanding principal of the convertible debentures in the aggregate amount of $1,500,000 was repaid to LIC and Love-1989.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company remains in default on the entire principal amount plus interest (including certain sinking fund and interest payments with respect to the subordinated convertible debentures) of its subordinated convertible debentures and notes payable as well as the remaining accrued interest owed with respect to the collateralized convertible debentures.

The principal and accrued interest amounts due as of September 30, 2016 are as indicated in the following table:

	September 30, 2016
	Principal	Accrued
	Amount Due	Interest
	($ in thousands)

Subordinated convertible debentures:
At 6 1/2%, due June 1, 1991	$447	$809
At 6%, due May 1, 1992	8,025	22,616
	$8,472	$23,425
Collateralized convertible debentures-related party:
At 14%, due July 8, 1997	$-	$52,915

Notes payable:
At prime plus 2%, all past due	$1,176	$3,130
Non-interest bearing	22	-
	$1,198	$3,130

The Company does not have sufficient funds available (after payment of, or the reserving for the payment of, anticipated future operating expenses) to satisfy the principal or interest obligations on the above debentures and notes payable or any arrearage in preferred dividends.

The Company remains totally dependent upon the sale of parcels of its various remaining properties with respect to its ability to make any future debt service payments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016. There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PGI INCORPORATED
(Registrant)

Date: November 9, 2016	By:	/s/ Laurence A. Schiffer
Laurence A. Schiffer
President
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

PGI INCORPORATED AND SUBSIDIARIES

EXHIBIT INDEX

2	Inapplicable.

3.(i)	Inapplicable.

3.(ii)	Inapplicable.

4	Inapplicable.

10	Inapplicable.

11	Statement re: Computation of Per Share Earnings (Set forth in Note 2 of the Notes to Condensed Consolidated Financial Statements (Unaudited) herein).

15	Inapplicable.

18	Inapplicable.

19	Inapplicable.

22	Inapplicable.

23	Inapplicable.

24	Inapplicable.

31(i).1	Principal Executive Officer certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31(i).2	Principal Financial Officer certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350.

95	Inapplicable.

99	Inapplicable.

100	Inapplicable.

101	Instance Document, Schema Document, Calculation Linkbase Document, Labels Linkbase Document, Presentation Linkbase Document and Definition Linkbase Document.*