Form 10-K
period 2016-12-31
PGI INC
filed 2017-03-31
CIK 81157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10 – K
(Mark One)

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended   December 31, 2016

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

The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of March 31, 2017, 5,317,758 shares of Common Stock, par value $.10 per share, were outstanding.

PGI INCORPORATED AND SUBSIDIARIES
FORM 10 – K - 2016
Contents and Cross Reference Index

Part	Item		Form 10-K
No.	No.	Description	Page No.

I	1	Business
		General	3
		Most Recent Developments	3
	1A	Risk Factors	4
	1B	Unresolved Staff Comments	4

	2	Properties	4

	3	Legal Proceedings	4

	4	Mine Safety Disclosures	4

II	5	Market for Registrant’s Common Equity, Related Stockholder Matters and
		Issuer Purchases of Equity Securities	5
	6	Selected Financial Data	5

	7	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations.	5
	7A	Quantitative and Qualitative Disclosures About Market Risk	14
	8	Financial Statements and Supplementary Data	15

	9	Changes in and Disagreements with Accountants on
		Accounting and Financial Disclosure	34
	9A	Controls and Procedures	34
	9B	Other Information	35

III	10	Directors, Executive Officers and Corporate Governance	36
	11	Executive Compensation	37

	12	Security Ownership of Certain Beneficial Owners and
		Management and Related Stockholder Matters	37

	13	Certain Relationships and Related Transactions, and Director
		Independence	38

	14	Principal Accountant Fees and Services	42

IV	15	Exhibits and Financial Statement Schedules	43
	16	Form 10-K Summar	43

Signatures			44

Exhibit Index			45

PART I

Item 1.
Business
GENERAL

As used in this Annual Report on Form 10-K, the “Company” refers, unless the context otherwise requires, to PGI Incorporated and its subsidiaries. The Company’s executive offices are at 212 S. Central, St. Louis, Missouri, 63105, and its telephone number is (314) 512-8650.

The Company, a Florida corporation, was founded in 1958, and up until the mid 1990’s was in the business of building and selling homes, developing and selling home sites and selling undeveloped or partially developed tracts of land. Over approximately the last 25 years, the Company’s business focus and emphasis changed substantially as it has concentrated its sales and marketing efforts almost exclusively on the disposition of its remaining real estate. This change was prompted by its continuing financial difficulties due to the principal and interest owed on its debt.

During the fiscal year ended December 31, 2016, Sugarmill Woods, Inc. (“Sugarmill Woods”), a wholly-owned subsidiary of the Company, sold its largest parcel of real estate, approximately 369 acres located in Hernando County, Florida (“the Property”), to the State of Florida Department of Transportation (“Florida DOT”) and a small parcel of land in Citrus County, Florida. The Company’s remaining land inventory consists of 6 single family lots, an approximate 7 acre parcel and some other minor parcels of real estate consisting of easements in Citrus County, Florida, which are owned through its wholly-owned subsidiary, Sugarmill Woods. In addition, Punta Gorda Isles Sales, Inc. (“PGIS”), a wholly-owned subsidiary of the Company, owns 12 parcels of real estate in Charlotte County, Florida, which total approximately 60 acres, but these parcels have limited value because of associated developmental constraints such as wetlands, easements, and/or other obstacles to development and sale.

As of December 31, 2016, the Company had no employees, and all services provided to the Company are through contract services.

MOST RECENT DEVELOPMENTS

As noted above, during fiscal year ended December 31, 2016, Sugarmill Woods sold the Property to the Florida DOT and a small parcel of land located in Citrus County, Florida to another purchaser. On June 17, 2016 two contracts were executed for the sale of the Property between Sugarmill Woods and the Florida DOT. The property was encumbered by secured creditor claims, and the sale of the Property closed on June 21, 2016 for $9,000,000. The Florida DOT desired to acquire the Property in connection with the northward extension of the Suncoast Parkway as part of the Suncoast Parkway, Project 2.

Item 1.
Business (continued)

The proceeds from the sale of the Property of $9,000,000 were received on June 23, 2016 and payment of the primary lender debt totaling $500,000, in principal, and all accrued interest related to such debt totaling $470,000, was made to PGIP LLC (“PGIP”), the holder of the first mortgage note and an affiliate of the Company. In addition, on June 23, 2016, the remaining principal of the collateralized convertible debentures totaling $1,500,000, and a portion of the accrued interest related to such debentures totaling $5,455,000, was paid to the holders of such debentures. Love Investment Company (“LIC”), and Love-1989 Florida Partners, LP (“Love-1989”), each affiliates of Love-PGI Partners, L.P. (“L-PGI), held such collateralized convertible debentures. Prior to December 31, 2016, L-PGI was the Company’s primary preferred stock shareholder. Effective December 31, 2016, L-PGI liquidated and assigned the 2,260,760 shares of common stock of the Company and 1,875,000 shares of preferred stock of the Company that were held by L-PGI to LIC in conjunction with settling its remaining indebtedness. LIC is the general partner of L-PGI and is owned, directly or indirectly, by Andrew S. Love and Laurence A. Schiffer, which are the directors and executive officers of the Company.

Item 1A.
Risk Factors

Not Applicable

Item 1B.
Unresolved Staff Comments

Not Applicable

Item 2.
Properties

The Company’s remaining land inventory consists of 6 single family lots, an approximate 7 acre parcel and some other minor parcels of real estate consisting of easements in Citrus County, Florida, which are owned through its wholly-owned subsidiary, Sugarmill Woods. In addition, PGIS, a wholly-owned subsidiary of the Company, owns 12 parcels of real estate in Charlotte County, Florida, which total approximately 60 acres, but these parcels have limited value because of associated developmental constraints such as wetlands, easements, and/or other obstacles to development and sale. The Company continues its efforts to dispose of all of its real estate.

The Company believes the properties are adequately covered by insurance.

Item 3.
Legal Proceedings

The Company, to its knowledge, currently is not a party in any legal proceedings.

Item 4.
Mine Safety Disclosures

Not Applicable

PART II

Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no public trading market for the Company’s common equity securities. There have been no reported transactions in the Company’s common stock, par value $.10 (the “Common Stock”), since January 29, 1991, with the exception of the odd lot tender offer by PGIP, an affiliate of the Company, in 2003 which was described previously in the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2004 and the 2,260,706 shares of Common Stock assigned by L-PGI to LIC effective December 31, 2016 as described under Item 1. No dividends have ever been paid on the Common Stock, and payment of dividends on the Common Stock is restricted under the terms of the two indentures pursuant to which the Company’s outstanding subordinated convertible debentures are issued and by the terms of the Company’s preferred stock. As of December 31, 2016, to the Company’s knowledge, there were 553 holders of record of the Company’s Common Stock and 418 debenture holders.

Item 6.
Selected Financial Data

Not Applicable

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

 The liabilities of the Company exceed the reported value of its assets. Management’s efforts and activities have been, and continue to be, to sell assets of the Company to repay its indebtedness and to pay the ordinary on-going costs of operation of the Company. With the June 2016 sale of 369 acres to the Florida DOT for $9,000,000, the aggregate remaining land inventory is less than 70 acres, consisting of multiple parcels located in two Florida counties. These parcels have limited value because of associated development constraints such as wetlands, easements and other obstacles to development and sale. At December 31, 2016 the carrying value of the land inventory was $14,000. The Company is seeking to realize full market value for such land. However, certain land parcels may be of so little value and marketability that the Company may elect not to pay the real estate taxes on selected parcels, which may eventually result in a defacto liquidation of such property by subjecting such property to a tax sale.

In management’s judgment, with the June 2016 land parcel sale, the remaining assets will be insufficient to satisfy much, if any, of the outstanding indebtedness of the Company. Consequently, there is substantial doubt about the Company’s ability to continue as a “going concern,” as that term is used for generally accepted accounting purposes. The asset carrying values shown in the financial statements, are judged to be reasonable estimates of the value, when viewed in the context of the entirety of the financial statements.

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The proceeds of the June 2016 property sale were utilized to repay the entire principal of the first mortgage note and related interest accrued thereto, and with respect to the collateralized convertible debentures, to repay the entire principal and a portion of the accrued interest related thereto as follows:

	June 23, 2016	June 23, 2016	Remaining
	Principal	Interest	Accrued
	Payment	Payment	Interest
	($ in thousands)
Credit agreements - first mortgage note	$500	$470	$-
payable-related party

Collateralized convertible debentures
payable-related party	1,500	5,455	52,915
	$2,000	$5,925	$52,915

In addition to the convertible subordinated debentures noted above, the Company’s financial statement indebtedness includes the: (i) 6.5% subordinated convertible debentures, which matured in June, 1991, with a remaining face amount of $1,034,000 and (ii) its 6.0% subordinated convertible debentures which matured in May, 1992, with a remaining face amount of $8,025,000.

With respect to the 6.5% subordinated convertible debentures, the Trustee provided notice of final distribution to the holders of such debentures on September 2, 2014. In connection with such final distribution, the Trustee maintained a debenture reserve fund with a balance of $41,000 as of December 31, 2016 and 2015, respectively, which is available for final distribution to remaining holders of such debentures who surrender their respective debenture certificates.

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the year ended December 31, 2016 there were no 6.5% subordinated convertible debentures that were surrendered by their respective debenture holders and no funds were utilized from the debenture reserve account. During the year ended December 31, 2015 such 6.5% subordinated convertible debentures with a face amount of $80,000 were surrendered by their respective debenture holders.

The 6.5% Subordinated convertible debenture balances are as follows:

	12/31/2016	12/31/2015
	($ in thousands)

Original face value	$1,034	$1,034
Outstanding debenture principal balance	447	447
Face value of debentures surrendered	-	80
Accrued and unpaid interest balance	817	788
Debenture reserve account balance	41	41
Debenture reserve funds utilized
in payment of final distribution	-	7
Forgiveness of debt	-	73
Forgiveness of interest	-	136

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

The cumulative amount due for the 6.5% and 6% subordinated convertible debentures as of December 31, 2016 is as follows:

	12/31/2016
	Principal	Unpaid
	Amount Due	Interest
	($ in thousands)

6.5% Subordinated debentures due June 1, 1991	$447	$817
6% Subordinated debentures due May 1, 1992	8,025	22,926
	$8,472	$23,743

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Both issues of subordinated convertible debentures have been in payment default for over twenty five years. It is unclear whether any action on behalf of the bondholders is presently likely, given the negative net worth of the Company and continuing passage of time. Further, the Company believes that at least a portion of such claims (especially those with respect to the 6.5% subordinated convertible debentures which matured on June 1, 1991) are barred under the applicable statutes of limitations.

If such claims are barred, the Company will likely recognize income in like amount for income tax purposes, without the receipt of any cash. Management estimates that the potential income tax liability may be largely averted by the insolvency exception of the tax laws and the utilization of the Company’s tax loss carryforwards, which as of December 31, 2016 totaled approximately $66,420,000.

Even if claims by the subordinated convertible debenture holders are barred in full and there is no cash tax consequence to the Company as a result of the utilization of the tax loss carry forwards, the Company would nonetheless have a substantial Stockholders’ Deficiency. As of December 31, 2016, the Stockholders’ Deficiency of the Company was $88.7million.

RESULTS OF OPERATIONS

Revenues

Revenues for the year ended December 31, 2016 increased by $9,001,000 to $9,009,000 compared to revenues of $8,000 for the year ended December 31, 2015, primarily as a result of the sale, by Sugarmill Woods, of the Property to the Florida DOT on June 21, 2016 for $9,000,000, and the sale of a small parcel of land on November 29, 2016 for $5,000. There were no sales of real estate in 2015.

Interest income totaled $4,000 for the year ended December 31, 2016 compared to interest income of $8,000 for the year ended December 31, 2015. Interest income of $2,000, represents interest earned on the Company’s money market account during the year ended December 31, 2016. Related party interest income decreased by $6,000 in the year ended December 31, 2016 to $2,000 from $8,000 for the comparable period in 2015 as the Company received payment of the entire outstanding note receivable balance from LIC on June 23, 2016.

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Costs and Expenses

Costs and expenses for the year ended December 31, 2016 decreased by $2,350,000 when compared to the same period in 2015 as follows:

			Increase
	2016	2015	(Decrease)
		($ in thousands)
COSTS, EXPENSES AND OTHER
Cost of real estate sales
and expenses of sale	$747	$-	$747
Interest	1,324	1,293	31
Forgiveness of debt and
interest	-	(209)	209
Interest-related party	3,832	7,249	(3,417)
Taxes and assessments	6	9	(3)
Consulting and accounting-
related party	38	37	1
Legal and professional	83	9	74
General and administrative	87	79	8
	$6,117	$8,467	$(2,350)

The cost of real estate sales and expenses of sale for the year ended December 31, 2016 increased by $747,000 compared to the year ended December 31, 2015, solely as a result of costs and expenses incurred in connection with the sales of real estate on June 21, 2016 and November 29, 2016. There was no such expense for the comparable period in 2015 because there were no sales of real estate during such period.

Interest expense relating to the Company’s current outstanding debt, held by non-related parties, increased by $31,000 during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily as a result of interest accruing on past due balances which increased at various intervals throughout the year for accrued but unpaid interest, with such increase being offset in 2016 by a decrease in interest due to the surrender of some 6.5% subordinated convertible debentures at various times throughout the year in 2015 (as further described in the following paragraph).

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

There was no forgiveness of debt and interest in the year ended December 31, 2016 as compared to $209,000 for the year ended December 31, 2015. The forgiveness of debt and interest for the year ended December 31, 2015 is attributed to the 6.5% subordinated convertible debentures which matured in June, 1991, in the face amount of $80,000 that were surrendered in exchange for a final distribution of $92 per $1,000 in face value of such debentures. Accrued interest of $136,000 on such surrendered debentures was recorded as forgiveness of interest expense during the year ended December 31, 2015, and the remaining principal amount of such surrendered debentures in the amount of $73,000 was recorded as forgiveness of debt during such period. As of December 31, 2016 and 2015, the principal amount of such 6.5% subordinated convertible debentures that have not been surrendered by their respective holders equals $447,000, plus accrued and unpaid interest of $817,000 and $788,000, respectively. If and when such remaining debentures are surrendered to the Trustee, the applicable portion of such principal and accrued interest will similarly be recorded as debt and interest forgiveness.

Interest expense-related party decreased by $3,417,000 during the year ended December 31, 2016, compared to December 31, 2015. Proceeds from the June 2016 Property sale was used by the Company to repay the entire outstanding principal of the the primary lender debt of the $500,000 first mortgage note, which was held by PGIP, and the $1,500,000 collateralized convertible debenture principal, which was held by LIC and Love-1989. With the full repayment of such principal, no additional interest expense was accrued with respect to such collateralized debt subsequent to June 23, 2016 which resulted in the decrease of $3,417,000 in interest expense-related party.

Taxes and assessments decreased by $3,000 in 2016 when compared to the same period in 2015 as a result of lower real estate tax expense due to the sale of the Property sold to the Florida DOT on June 21, 2016.

Consulting and accounting expense was $38,000 and $37,000 for the years ended December 31, 2016 and 2015, respectively. A quarterly consulting fee is paid to Love Real Estate Company (“LREC”), an affiliate of LIC, of one-tenth of one percent of the carrying value of the Company’s assets.

Legal and professional expenses increased by $74,000 during the year ended December 31, 2016 when compared to the same period in 2015 as a result of legal expenses incurred in connection with the evaluation of the Company’s business focus alternatives, in addition to legal expenses incurred relating to the filing of the Company’s periodic reports during the year ended December 31, 2016.

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and administrative expenses increased by $8,000 during the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to an increase in audit fees for the year ended December 31, 2016 of $11,000 compared to the year ended December 31, 2015. In addition, insurance expense decreased by $1,000 for the year ended December 31, 2016 due to the sale of the Property on June 23, 2016. There was also a decrease in general administrative expenses of $2,000 as a result of expenses incurred for landscaping and fence improvements for a parcel of property located in Citrus County, Florida, during the year ended December 31, 2015 that were not incurred during the year ended December 31, 2016. Net income of $2,892,000 ($.42 per share) was realized for the year ended December 31, 2016, which includes a gain of $8,258,000 from sales of real estate during the year ended December 31, 2016. This compared to a net loss of $8,459,000 ($1.71 per share) for the year ended December 31, 2015. Included in the 2016 and 2015 income and loss per share computation is $640,000 ($.12 per share of Common Stock) of annual cumulative preferred stock dividends in arrears.

FINANCIAL CONDITION

Total assets increased by $147,000 at December 31, 2016 compared to total assets at December 31, 2015 reflecting the following changes:

	2016	2015	(Decrease)
	($ in thousands)
Cash and cash equivalents	$958	$1	$957
Restricted cash	-	5	(5)
Receivables-related party	-	178	(178)
Land and improvements/inventories	14	639	(625)
Other assets	42	44	(2)
	$1,014	$867	$147

Net cash provided by operations was $2,774,000 for the year ended December 31, 2016 compared to cash used in operating activities of $154,000 for the year ended December 31, 2015. Net cash provided by or used in operations consists of cash received from operations less cash expended for operations.

Cash received from operations during the year ended December 31, 2016 was $9,009,000, which represents $9,005,000 received from real estate sales, $2,000 in interest income earned on the Company’s money market account and $2,000 in related party interest payments received from the Company’s note receivable with LIC. Cash received from operations in the year ended December 31, 2015 was $8,000, which represents interest payments received from the Company’s note receivable with LIC.

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash expended for operations during the year ended December 31, 2016 was $6,235,000, which represents an increase of $6,073,000 compared to cash expended for operations of $162,000 in the year ended December 31, 2015. The increase primarily is a result of payments of $5,925,000 for accrued related party interest paid on collateralized debt and payments of $122,000 for costs of real estate sales.

During the year ended December 31, 2016 and the year ended December 31, 2015, investing activities provided $183,000 and $154,000, respectively, of cash, which primarily consisted of $178,000 and $154,000 respectively, of net principal repayments of the Company’s short-term note with LIC, an affiliate of the Company. During the year ended December 31, 2016, the Company received restricted cash of $5,000 from PGIP, the first mortgage lender, which was released upon the sale of the Property and satisfaction of the primary lender debt obligation owed to PGIP.

Net cash used in financing activities during the year ended December 31, 2016 was $2,000,000 for principal repayments consisting of $500,000 in primary lender debt paid to PGIP and $1,500,000 in collateralized convertible debentures paid to LIC and Love-1989.

Land inventory decreased by $625,000 during the year ended December 31, 2016 as a result of the sale of the Property, with the cost of the Property sold reflected in the cost of real estate sales.

Other assets decreased by $2,000 during the year ended December 31, 2016 due to a decrease in prepaid insurance as a result of the sale of the Property on June 21, 2016.

Liabilities were $89,708,000 at December 31, 2016 compared to $92,453,000 at December 31, 2015, reflecting the following changes:

			Increase
	2016	2015	(Decrease)
	($ in thousands)
Accounts payable and accrued expenses	$230	$202	$28
Accrued real estate taxes	4	8	(4)
Accrued interest	26,889	25,565	1,324
Accrued interest-related party	52,915	55,008	(2,093)
Credit agreements - primary lender
related party	-	500	(500)
Notes payable	1,198	1,198	-
Convertible subordianted debentures payable	8,472	8,472	-
Convertible debentures payable -
related party	-	1,500	(1,500)
	$89,708	$92,453	$(2,745)

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Accounts payable and accrued expenses increased by $28,000 at December 31, 2016, compared to December 31, 2015, with increases primarily representing current liabilities of $20,000 for legal services incurred in connection with the evaluation of the Company’s business focus alternatives, $11,000 in increased audit fees, and $9,000 for the accrual of the current year’s annual administration fees relating to the 6% subordinated convertible debentures. In addition, there was a decrease in accrued expenses of $11,000 due to payments of approximately $11,000 in environmental remediation expenses that were previously accrued by the Company.

Accrued real estate taxes decreased by $4,000 at December 31, 2016 compared to December 31, 2015 primarily as a result of a decrease in the real estate tax liability with the Property sale on June 21, 2016.

Accrued interest decreased by $769,000 at December 31, 2016 compared to year-end 2015 reflecting changes in the following accrued interest categories:

			Increase
	2016	2015	(Decrease)
	($ in thousands)
Primary lender-related party	$-	$450	$(450)
Debentures	23,743	22,484	1,259
Debentures-related party	52,915	54,558	(1,643)
Other	3,146	3,081	65
	$79,804	$80,573	$(769)

There was a net decrease of accrued interest in the amount of $769,000 during the year ended December 31, 2016. Interest was paid aggregating $5,925,000 to (i) to PGIP, as holder of the Company’s first mortgage note, and (ii) holders of the collateralized convertible debentures, both of which are related parties. Offsetting this reduction was an increase of accrued interest in the amount of $3,832,000 associated with the other remaining debt obligations. During the year ended December 31, 2016 the entire outstanding principal of the primary lender debt in the amount of $500,000 was repaid, and the entire outstanding principal of the convertible debentures in the aggregate amount of $1,500,000 was repaid. As a result of the payment of such principal on June 23, 2016, there was no subsequent interest expense with respect to the collateralized convertible debentures. The remaining balance of accrued interest on the collateralized convertible debentures is $52,915,000.

There was an increase of $1,324,000 of accrued interest relating to the Company’s other outstanding debt during the year ended December 31, 2016. The accrued interest relating to convertible subordinated debentures also increased due to the additional accrual of interest on the nonpayment of previously accrued interest on the Company’s debentures (see Note 9 to the consolidated financial statements under Item 8). The notes payable and convertible subordinated debentures, including accrued interest, are past due.

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company’s stockholders deficiency decreased to $88,694,000 at December 31, 2016 from a $91,586,000 stockholders’ deficiency at December 31, 2015, reflecting the 2016 operating income of $2,892,000.

New Accounting Standards

Accounting Standards Update (ASU) No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, is effective for interim and annual periods ending after December 15, 2016 and, accordingly, this is discussed in a footnote to the financial statements.

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
St. Louis, Missouri

We have audited the accompanying consolidated statements of financial position of PGI Incorporated and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PGI Incorporated and Subsidiaries at December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company has a significant accumulated deficit and is in default of certain sinking fund and interest payments on its subordinated debentures. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BKD, LLP

St. Louis, Missouri
March 31, 2017

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
December 31, 2016 and 2015
($ in thousands, except share data)

ASSETS			LIABILITIES
	2016	2015		2016	2015
Cash and cash equivalents	$958	$1	Accounts payable and
			accrued expenses (Note 7)	$230	$202
Restricted cash (Note 4)	-	5
			Accrued real estate taxes	4	8
Receivables-related party	-	178	(Note 7)
(Note 15)
			Accrued Interest:
Land Inventory (Note 5)	14	639	Primary lender-related party
			(Note 8)	-	450

Other assets (Note 6)	42	44	Subordinated convertible
			debentures (Note 9)	23,743	22,484

			Convertible debentures-
			related party (Note 10)	52,915	54,558

			Other (Note 8)	3,146	3,081

			Credit Agreements (Note 8):
			Primary lender-related party	-	500
			Notes payable	1,198	1,198
			Subordinated convertible
			debentures payable (Note 9)	8,472	8,472
			Convertible debentures
			payable-related party (Note 10)	-	1,500

				89,708	92,453
			Commitments and
			Contingencies (Note 14)

			STOCKHOLDERS' DEFICIENCY
			Preferred stock, par value
			$1.00 per share; authorized
			5,000,000 shares; 2,000,000
			Class A cumulative
			convertible shares issued
			and outstanding; (liquidation
			preference of $8,000,000
			and cumulative dividends)
			(Note 12)	2,000	2,000

			Common stock, par value
			$.10 per share; authorized
			25,000,000 shares; 5,317,758
			shares issued and outstanding
			(Note 12)	532	532
			Paid-in capital	13,498	13,498

			Accumulated deficit	(104,724)	(107,616)
				(88,694)	(91,586)
	$1,014	$867		$1,014	$867

  See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2016 and 2015
($ in thousands, except per share data)

	2016	2015
Revenues:
Real estate sales	$9,005	$-
Interest income	2	-
Interest income-related party	2	8
	9,009	8

Costs and expenses:
Cost of real estate sales	747	-
Interest	1,324	1,293
Forgiveness of debt and interest	-	(209)
Interest-related party	3,832	7,249
Taxes and assessments	6	9
Consulting and accounting-related party	38	37
Legal and professional	83	9
General and administrative	87	79
	6,117	8,467

Net Income (Loss)	$2,892	$(8,459)

Net Income (Loss) Per Share
Available to Common Stockholders
Basic (Note 17)	$0.42	$(1.71)

Net Income (Loss) Per Share
Available to Common Stockholders
Diluted (Note 17)	$0.35	$(1.71)

See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2016 and 2015
($ in thousands)

	2016	2015
Cash flows from operating activites:

Cash received from operations:

Real estate sales	$9,005	$-
Interest Income	2	-
Interest income-related party	2	8
	9,009	8
Cash expended for operations:

Cost of real estate sales	122	-
Interest-related party	5,925	-
Taxes and assessments	10	9
Consulting and accounting-related party	37	38
Legal and professional	74	44
General and administrative	67	71
	6,235	162
Net cash flows provided by (used in)
operating activites	2,774	(154)

Cash flows from investing activities:

Net repayments of notes receivable-related party	178	154
Release of restricted cash	5	-
Net cash flows provided by investing activities	183	154

Cash flows from financing activities:
Principal payments on notes payable	(2,000)	-
Net cash flows used in financing activities	(2,000)	-

Net change in cash and cash equivalents	957	-

Cash and cash equivalents at beginning of year	1	1
Cash and cash equivalents at end of year	$958	$1

See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years ended December 31. 2016 and 2015
($ in thousands)

	2016	2015

Reconciliation of net income (loss) to net cash
provided by (used in) operating activities:

Net income (loss)	$2,892	$(8,459)

Adjustments to reconcile net loss to net
cash used in operating activites:
Forgiveness of debt and interest	-	(209)

Decrease in assets:
Land Inventory	625	-
Prepaid Expenses	2	-

Increase (decrease) in liabilities:
Accounts payable and accrued expenses	24	(27)
Accrued interest	1,324	1,293
Accrued interest-related party	(2,093)	7,248

Net cash flows provided by (used in)
operating activities	$2,774	$(154)

See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
Years ended December 31, 2016 and 2015
($ in thousands, except share data)

	Preferred Stock		Common Stock			Accumulated
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Deficit

Balances at 1/1/15	2,000,000	$2,000	5,317,758	$532	$13,498	$(99,157)

Net Loss	-	-	-	-	-	(8,459)
Balances at 12/31/15	2,000,000	2,000	5,317,758	532	13,498	(107,616)

Net Income	-	-	-	-	-	2,892
Balances at 12/31/16	2,000,000	$2,000	5,317,758	$532	$13,498	$(104,724)

  See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.
Nature of Business and Going Concern

PGI Incorporated and Subsidiaries (the Company), a Florida corporation, was founded in 1958, and up until the mid 1990’s was in business of building and selling homes, developing and selling home sites and selling undeveloped or partially developed tracts of land. Over approximately the last 25 years, the Company’s business focus and emphasis changed substantially as it has concentrated its sales and marketing efforts almost exclusively on the disposition of its remaining real estate.

The Company has a significant accumulated deficit and is in default of certain sinking fund and interest payments on its convertible subordinated debentures (Note 9).

The Company’s major efforts and activities have been, and continue to be, to sell assets of the Company to repay its indebtedness and to pay the ordinary on-going costs of operation of the Company. The potential values of the land parcels held for sale has been difficult to assess. With the 2016 sale of 369 acres to the Florida DOT for $9,000,000, the remaining land inventory are difficult to sell and difficult to value. While the Company will seek to realize full market value for each remaining asset, the amounts realized may be at substantial variance from its present financial statement carrying value. Certain of these assets may be of so little value and marketability that the Company may elect not to pay the real estate taxes on selected parcels, which may eventually result in a defacto liquidation of such property by subjecting such property to a tax sale.

In management’s judgment, with the 2016 land parcel sale, the remaining assets will be insufficient to satisfy much, if any, of the outstanding indebtedness and there will be no recoveries by the shareholders. Consequently, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The asset carrying values shown in the financial statements, are judged to be reasonable estimates of the value, when viewed in the context of the entirety of the financial statements.

2.
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

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

2.
Significant Accounting Policies (continued):

Revenue and Profit Recognition

Acreage

Sales of undeveloped and developed acreage tracts are recognized, net of any deferred revenue and valuation discount.

Land Inventory

Land inventory is stated at cost.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

The Company’s cash accounts exceed federally insured limits by approximately $708,000.

3.
Real Estate Sales and Interest Income:

Real estate sales and cost of sales consisted of:

	2016	2015
	($ in thousands)
Real estate sales	$9,005	$-
Cost of sales	747	-
Gross profit margin	$8,258	$-

During the year ended December 31, 2016, the Company sold approximately 369 acres located in Hernando County, Florida (“the Property”) for $9,000,000 to the State of Florida Department of Transportation (“Florida DOT”) and sold a small parcel of land to the South Oak Village Association in Citrus County, Florida. There were no real estate sales in 2015.

Interest income totaled $4,000 for the year ended December 31, 2016 compared to interest income of $8,000 for the year ended December 31, 2015. Interest income of $2,000 represents interest earned on the Company’s money market account during the year ended December 31, 2016. Related party interest income was $2,000 and $8,000, respectively, for the years ended December 31, 2016 and 2015, which was earned on the outstanding balance of a short-term note receivable with Love Investment Company (“LIC”). The Company received payment of the outstanding note balance from LIC on June 23, 2016.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

4.
Restricted Cash:

The Company received the balance of restricted cash of $5,000 from PGIP LLC (“PGIP”), the first mortgage lender, which was released subsequent to the sale of the Property and satisfaction of the primary lender debt obligation owed to PGIP during the year ended December 31, 2016 (see Note 15).

The restricted escrow funds balance was $5,000 at December 31, 2015.

5.
Land Inventory:

Land inventory consisted of:

	2016	2015
	($ in thousands)
Unimproved land	$-	$625
Fully improved land	14	14
	$14	$639

6.
Other Assets:

Other assets consisted of:

	2016	2015
	($ in thousands)
Deposit with Trustee of 6 1/2%
debentures	$41	$41
Prepaid expenses	-	2
Deferred charges	1	1
	$42	$44

7.
Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consisted of:

	2016	2015
	($ in thousands)
Accounts payable	$26	$7
Accrued audit/tax expense	46	40
Accrued consulting fees-related party	1	1
Environmental remediation
obligations	19	25
Accrued debenture fees	137	128
Accrued miscellaneous	1	1
	$230	$202

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

7.
Accounts Payable and Accrued Expenses (continued):

Accrued Real Estate Taxes:

Accrued real estate taxes consisted of:

	2016	2015
	($ in thousands)
Current accrued real estate taxes	$4	$8

8.
Credit Agreements – Primary Lender and Notes Payable:
Credit agreements with the Company’s primary lender and notes payable consisted of the following:
	2016	2015
	($ in thousands)
Credit agreements-
Primary lender (PGIP-related party),
at prime plus 5%, due June 1, 1997	$-	$500

Notes Payable-
At prime plus 2%, due October 1, 1984	176	176
At prime plus 2%, due October 1, 1987	1,000	1,000
Non-interest bearing, due August 1, 1993	22	22
	$1,198	$1,698

The prime rate at December 31, 2016 and 2015, was 3.75% and 3.5%, respectively.

During the year ended December 31, 2016, the Company paid the primary lender debt of $500,000 and all accrued interest totaling $470,000 to PGIP, the holder of the first mortgage note and an affiliate of the Company upon receipt of the proceeds of the sale of the Property on June 23, 2016. Accrued interest due to the primary lender was $450,000 at December 31, 2015.

At December 31, 2015 assets collateralizing the Company’s credit agreements with its primary lender totaled $644,000, of which $5,000 represented escrow held by the primary lender, and $639,000 represented land and improvement inventories.

The overall weighted-average interest rate for the Company’s credit agreements with its notes and mortgages was approximately 5.9% and 6.1% at December 31, 2016 and 2015, respectively.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

8.
Credit Agreements – Primary Lender and Notes Payable (continued):

Accrued interest on notes payable was $3,146,000 and $3,081,000 at December 31, 2016 and 2015, respectively.

All of the outstanding notes payable including accrued interest are past due.

9.
Subordinated Convertible Debentures Payable:

Subordinated debentures payable consisted of:

	2016	2015
	($ in thousands)
6 1/2%, due June, 1991	$447	$447
6%, due May, 1992	8,025	8,025
	$8,472	$8,472

The Trustee of the 6.5% subordinated convertible debentures, which matured in June 1991, with an original face amount of $1,034,000, provided notice of a final distribution to holders of such debentures on September 2, 2014. In connection with such final distribution, the Trustee has maintained a debenture reserve fund with a balance of $41,000 as of December 31, 2016 and 2015, available for distribution to holders of such debentures who surrender their respective debenture certificates.

During the year ended December 31, 2016 there were no 6.5% subordinated convertible debentures that were surrendered by their respective debenture holders and no funds were utilized from the debenture reserve account. During the year ended December 31, 2015 such 6.5% subordinated convertible debentures with a face amount of $80,000 were surrendered by their respective debenture holders.

The 6.5% Subordinated convertible debenture balances are as follows:

	2016	2015
	($ in thousands)

Original face value	$1,034	$1,034
Outstanding debenture principal balance	447	447
Face value of debentures surrendered	-	80
Accrued and unpaid interest balance	817	788
Debenture reserve account balance	41	41
Debenture reserve funds utilized
in payment of final distribution	-	7
Forgiveness of debt	-	73
Forgiveness of interest	-	136

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

9.
Subordinated Convertible Debentures Payable (continued):

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

The Company is in default of certain sinking fund and interest payments on both subordinated convertible debentures totaling $8,472,000 in principal plus accrued and unpaid interest of $23,743,000 and $22,484,000 as of December 31, 2016 and 2015, respectively.

The debentures are not collateralized and are not subordinate to each other, but are subordinate to senior indebtedness ($1,198,000 at December 31, 2016). Payment of dividends on the Company’s common stock is restricted under the terms of the two indentures pursuant to which the outstanding debentures are issued.

In order to maximize the amounts realized for the debt holders, the Company has been and intends to continue to seek buyers for the remaining landholdings.

No assurances are offered regarding the timing of or the values to be realized from future land sales.

10.
Convertible Debentures Payable:

After repayment of the first mortgage note (“the primary lender debt”), proceeds received from the June 2016 Property sale to Florida DOT were also utilized to repay the remaining principal of the collateralized convertible debentures totaling $1,500,000 and a portion of the accrued interest related to such debentures totaling $5,455,000. The current holders of the collateralized convertible debentures were LIC and Love-1989 Florida Partners, LP (“Love-1989”), each affiliates of Love-PGI Partners, L.P. (“L-PGI”).

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

10.
Convertible Debentures Payable (continued):

The June 23, 2016 payments of principal and interest and the remaining accrued interest were as follows:

	June 23, 2016	June 23, 2016	Remaining
	Principal	Interest	Accrued
	Payment	Payment	Interest
	($ in thousands)
Credit agreements - first mortgage note	$500	$470	$-
payable-related party

Collateralized convertible debentures
payable-related party	1,500	5,455	52,915
	$2,000	$5,925	$52,915

Accrued interest was $52,915,000 and $54,558,000 at December 31, 2016 and 2015, respectively.

In May 2008, LIC purchased $703,050 in principal amount of the Company’s convertible debentures from the previous debenture holder. The balance of the outstanding convertible debentures in the amount of $796,950, were held by Love-1989. The debentures held by Love-1989 and LIC were secured by a second mortgage behind PGIP on the 366 acres retained by the Company and a security interest behind that held by PGIP in the restricted proceeds escrow. The total debentures balance of $1,500,000 carried a maturity date of July 8, 1997 and were in default as of December 31, 2015. Interest on the debentures accrued at the rate of fourteen percent compounded quarterly. The Company’s primary lender credit agreements prohibit the payment of interest until such time as the primary lender loans are repaid.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

11.
Income Taxes:

Reconciliation of the statutory federal income tax rates, 34% for the years ended December 31, 2016 and 2015, to the Company’s effective income tax rates follows:

	2016		2015
	($ in thousands)
		Percent of		Percent of
	Amount of tax	Pre-tax Income	Amount of tax	Pre-tax Loss
Expected tax (credit)	$986	34.0%	$(2,876)	-34.0%
State income taxes, net of
federal tax benefits	116	4.0%	(338)	-4.0%
Decrease in land inventory basis	(160)	-6.0%	-	0.0%
Decrease in environmental
liability	2	0.0%	15	0.0%
Increase (decrease) in valuation
allowance	(944)	-32.0%	3,199	38.0%
	$-	-	$-	-

At December 31, 2016, the Company had an operating loss carryforward of approximately $ 66,420,000 which will expire at various dates through 2035.

	2016	2015
	($ in thousands)
Deferred tax asset:
Net operating loss carryover	$25,240	$26,342
Adjustments to reduce land to net
realizable value	-	12
Expenses capitalized under IRC 263(a)	56	56
Environmental liability	7	9
Valuation allowance	(25,303)	(26,247)
	-	172
Deferred tax liability:
Basis difference of land and
improvement inventories	-	172

Net deferred tax asset	$-	$-

The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2013.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

12.
Capital Stock:

Effective December 31, 2016, L-PGI liquidated and assigned the 2,260,706 shares of common stock of the Company and 1,875,000 shares of preferred stock of the Company, that were held by L-PGI to LIC, in conjunction with settling its remaining indebtedness. LIC is the general partner of L-PGI and is owned, directly or indirectly, by Andrew S. Love and Laurence A. Schiffer, which are the directors and executive officers of the Company.

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

The holders of the preferred stock are entitled to one vote per share and, except as provided by law, will vote as one class with the holders of the common stock. Class A preferred stockholders are also entitled to receive cumulative dividends at the annual rate of $.32 per share, an effective yield of 8%. Dividends accrued for an initial two year period and, at the expiration of this period, preferred stockholders had the option of receiving accumulated dividends, when and if declared by the Board of Directors, in cash (unless prohibited by law or contract) or common stock. At December 31, 2016 cumulative preferred dividends in arrears totaled $13,875,000 ($640,000 of which related to the year ended December 31, 2016). On May 15, 1997 preferred dividends accrued through April 25, 1995 totaling $4,260,433 were paid in the form of 2,000,203 shares of common stock.

As of December 31, 2016, the preferred stock is callable or redeemable at the option of the Company at $4.00 per share plus accrued and unpaid dividends. In addition, the preferred stock will be entitled to preference of $4.00 per share plus accrued and unpaid dividends in the event of liquidation of the Company.

At December 31, 2016 the Company had reserved 3,756,000 common shares for the conversion of preferred stock.

13.
Quarterly Results:

The Company sold a small parcel of land for $5,000 to the South Oak Village Association in Citrus County, Florida on November 29, 2016.

14.
Commitments and Contingencies:

The Company is currently not a party in any legal proceedings.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

15.
Related Party Transactions:

The entire outstanding principal of the primary lender debt of $500,000 and all accrued interest totaling $470,000 was paid to PGIP, the holder of the first mortgage note and an affiliate of the Company on June 23, 2016, upon receipt of proceeds from the June 2016 Property Sale to the Florida DOT. In addition, on June 23, 2016, the remaining principal of the collateralized convertible debentures totaling $1,500,000 and a portion of the accrued interest related to such debentures totaling $5,455,000 was paid to the current holders of such debentures. LIC and Love-1989, each affiliates of L-PGI, held the collateralized convertible debentures. With the principal repaid, there was no incremental interest expense accrued with respect to such collateralized debt subsequent to June 23, 2016.

The June 23, 2016 payments of principal and interest and the remaining accrued interest are as follows:

	June 23, 2016	June 23, 2016	Remaining
	Principal	Interest	Accrued
	Payment	Payment	Interest
	($ in thousands)
Credit agreements - first mortgage note	$500	$470	$-
payable-related party

Collateralized convertible debentures
payable-related party	1,500	5,455	52,915
	$2,000	$5,925	$52,915

Effective December 31, 2016, L-PGI liquidated and assigned the 2,260,706 shares of common stock of the Company and 1,875,000 shares of preferred stock of the Company, that were held by L-PGI to LIC, in conjunction with settling its remaining indebtedness. LIC is the general partner of L-PGI and is owned, directly and indirectly, by Andrew S. Love and Laurence A. Schiffer, which are the directors and executive officers of the Company.

The Company received the balance of restricted cash of $5,000 from PGIP, the first mortgage lender, which was released subsequent to the sale of the Property and satisfaction of the primary lender debt obligation owed to PGIP during the year ended December 31, 2016.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

15.
Related Party Transactions (continued):

The Company’s primary preferred shareholder is LIC which is primarily owned and managed by Andrew S. Love and Laurence A. Schiffer. Messrs. Love and Schiffer serve as the executive officers and directors of the Company.

As of December 31, 2015 the Company was in default of its primary credit agreements with PGIP, its Primary Lender (Note 8).

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
7.
Handle day-to-day accounting requirements

In addition, the Company receives office space, telephone service and computer service from LREC. A fee of $2,800 per month was accrued in 2016 and 2015. The Company made payments of $33,600 to LREC in 2016 and 2015 respectively for accounting service fees. There were no accrued accounting service fees as of December 31, 2016 and 2015.

Effective March 25, 1987, the Company entered into a Management Consulting Agreement with LREC. As a consultant to the Company and in addition to the above services, LREC provides other services including, but not limited to, strategic planning, marketing and financing as requested by the Company. In consideration for these consulting services, the Company pays LREC a quarterly consulting fee of one-tenth of one percent of the carrying value of the Company’s assets, plus reasonable out-of-pocket expenses. As of December 31, 2016, the carrying value of the Company’s assets was approximately $1,014,000, including $958,000 of cash. Consulting fees were $4,000 in 2016 and 2015, respectively. As of both December 31, 2016 and 2015, a total of $1,000 of unpaid fees had accrued under this agreement.

In 1985 a corporation owned by the former Chairman of the Board and his family made an uncollateralized loan to the Company, which at December 31, 2016 had an outstanding principal balance of $176,000 plus accrued interest of $441,000, totaling an outstanding balance of $617,000. Interest accrued on this loan was $10,000 and $9,000 in 2016 and 2015.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

15.
Related Party Transactions (continued):

The Company received the balance of a short-term note receivable with LIC, The Company received payment of the outstanding note balance from LIC on June 23, 2016). The balance of the receivable including accrued interest at December 31, 2015 was $178,000. Interest on the loan was $2,000 and $8,000 for 2016 and 2015, respectively.

16.
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

The estimated fair values of the Company’s financial instruments are as follows:

	($ in thousands)
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and restricted cash	$958	$958	$6	$6
Receivables	-	-	178	178
Accounts payable	26	26	7	7
Debt	9,670	-	11,670	-

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

17.
Income (Loss) Per Share:
The following is a summary of the calculations used in computing basic and diluted income (loss) per share:
	2016	2015
	($ in thousands, except share data)
Numerator:
BASIC
Net Income (Loss)	$2,892	$(8,459)
Preferred Dividends	(640)	(640)
Income (Loss) Available to Common Shareholders	$2,252	$(9,099)

DILUTED
Income (Loss) Available to Common Shareholders	$2,252	$(9,099)
Dilutive effect - Preferred Dividends	640	-
Dilutive effect - Converible debenture interest	614	-
Adjusted Income (Loss) Available to
Common Shareholders	$3,506	$(9,099)

Denominator:
BASIC
Weighted average amount of shares outstanding	5,317,758	5,317,758

DILUTED
Weighted average amount of shares outstanding	5,317,758	5,317,758
Dilutive effect of assumed conversion of
Preferred Stock	3,760,000	-
Dilutive effect of assumed conversion of
Debentures	872,418	-
Dilutive common shares	9,950,176	5,317,758

Income (Loss) per share
Basic	$0.42	$(1.71)
Diluted	$0.35	$(1.71)

Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.
Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) under the supervision and with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of the Company. Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016. There have been no changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ending December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9A.
Controls and Procedures (continued)

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concludes that, as of December 31, 2016, the Company’s internal control over financial reporting is effective.

Item 9B.
Other Information

Not Applicable

PART III

Item 10.
Directors, Executive Officers, and Corporate Governance.

The following information, regarding executive officers and directors of the Company, is as of March 31, 2017.

Name and Age	Position with Company and Business Experience During the Last Five Years

Laurence A. Schiffer (age 77)
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

Andrew S. Love Jr. (age 73)
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

Section 16(a) Beneficial Ownership Reporting Compliance

The Company was not furnished any Forms 3, 4 or 5, or any amendments thereto, during our most recent fiscal year. Accordingly, the Company is not aware of any officer, director or beneficial owner of more than 10 percent of the Company’s registered securities that failed to file on a timely basis Forms 3, 4 and 5 required under Section 16(a) of the Securities Exchange Act of 1934, as amended, during fiscal year ended 2016.

Item 11.
Executive Compensation

The Company’s Chief Executive Officer and Chief Financial Officer is Mr. Laurence A. Schiffer. Because of the Company’s impaired financial condition, it does not compensate in any manner Mr. Schiffer or Mr. Love, the Company’s only other executive officer, for the services they perform for the Company in that capacity or in their capacity as directors of the Company. Management services are provided to the Company by Love Real Estate Company (“LREC”), which is an affiliate of Love Investement Company, pursuant to that certain Management Consulting Agreement by and between the Company and LREC dated March 25, 1987 (the “Management Agreement”). Mr. Schiffer and Mr. Love are employees of, and receive an annual salary from LREC. Neither the Company nor LREC maintains records, which would allow either of them to attribute any portion of the remuneration Mr. Schiffer receives from LREC to the management services he performs for the Company. See Item 13. “Certain Relationships and Related Party Transactions, and Director Independence” for additional information about the Management Agreement.

Neither Mr. Schiffer nor Mr. Love received fees from any source directly attributable to their services as directors of the Company during 2016.

Item 12.
Security Ownership of Certain Beneficial Owners and Management andRelated Stockholder Matters

The table below provides certain information as of March 31, 2017 regarding the beneficial ownership of the Common Stock and the Class A cumulative convertible preferred stock (the “Preferred Stock”) by each person known by the Company to be the beneficial owner of more than five percent of either the Common Stock or the Preferred Stock, each director of the Company (which persons are also the Company’s only executive officers), and by virtue of the foregoing, the directors and executive officers of the Company as a group.

			Percent of Total
Name(8)	Common Stock	Preferred Stock	Common Stock	Preferred Stock	Percent of Total Voting Power

Estate of Harold Vernon	998,777(1)(2)	-	18.8%	-	13.7%
Mary Anne Johns Trust	-(2)(3)	125,000(3)	-(3)	6.3%	5.0%
Love Investment Company	2,260,706(4)	1,875,000(4)	42.5%	93.8%	56.5%
Andrew S. Love	2,263,215(5)	1,875,000(5)	42.6%	93.8%	56.5%
Laurence A. Schiffer	2,263,215(6)	1,875,000(6)	42.6%	93.8%	56.5%
All executive officers and directors as a group (2 persons)	2,263,215(7)	1,875,000(7)	42.6%	93.8%	56.5%

1.
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
2.
Information obtained from filings made with the Securities and Exchange Commission.
3.
Includes the beneficial ownership of shares of Common Stock which represent less than 5% of the outstanding shares of Common Stock; sole voting and investment power over 125,000 shares of Preferred Stock, which shares are held in the name of Mary Anne Johns, as Trustee of the Mary Anne Johns Declaration of Trust.
4.
Love Investment Company (“LIC”)is a Missouri Corporation owned by Mr. Love, a Love trust and Mr. Schiffer. Messrs. Love and Schiffer serve as the executive officers and directors of LIC.
5.
These shares are the same shares owned by LIC together with the 2,509 shares of Common Stock owned by PGIP, LLC. Mr. Love is an indirect and direct owner of LIC and an indirect owner of PGIP, LLC. See Footnote 4 above and Item 13. “Certain Relationships and Related Party Transactions, and Director Independence” for more information. Accordingly, Mr. Love has shared voting and investment power over all of these shares.
6.
These shares are the same shares owned by LIC, together with the 2,509 shares of Common Stock owned by PGIP, LLC. Mr. Schiffer is an indirect and direct owner of LIC and an indirect owner of PGIP, LLC. See Footnote 4 above and Item 13. “Certain Relationships and Related Transactions, and Director Independence” for more information. Accordingly, Mr. Schiffer has shared voting and investment power over all of these shares.
7.
These shares are the same shares reflected in Footnotes 4, 5 and 6. See Footnote 4 above and Item 13. “Certain Relationships and Related Transactions, and Director Independence” for more information.
8.
Addresses for beneficial owners are as follows:

Estate of Harold Vernon	Love Investment Company	Laurence A. Schiffer
3201 W. Rolling Hills Circle	212 So. Central, Suite 304	212 So. Central, Suite 201
Davie, FL 33328	St. Louis, MO 63105	St. Louis, MO 63105

Mary Anne Johns	Andrew S. Love
One Woodland Drive	212 So. Central, Suite 201
Punta Gorda, FL 33982	St. Louis, MO 63105

As of December 31, 2016, the Company did not have a compensation plan or individual compensation arrangement under which its equity securities may be issued.

Item 13.
Certain Relationships and Related Transactions, and Director Independence

The outstanding principal of the primary lender debt of $500,000 and all accrued interest totaling $470,000 was paid to PGIP, the holder of the first mortgage note and an affiliate of the Company on June 23, 2016, upon receipt of proceeds from the sale of the Property to the Florida DOT. The primary lender debt was secured by substantially all of the Company’s real estate. PGIP became the primary lender in March 1996, with the assignment by First Union, the Company’s former primary bank lender, of all its right, title and interest in and to the loan documents. PGIP is 100% owned by Hallmark Investment Corporation (“HIC”). Messrs. Love and Schiffer own approximately 90% of all the issued and outstanding voting stock of HIC and serve as the directors and officers of HIC. HIC along with Messrs. Love and Schiffer are the managers of PGIP. See also Note 8 to the Notes to Consolidated Financial Statements.

The restricted proceeds escrow of $5,000 associated with the primary lender debt with PGIP was released on June 28, 2016, subsequent to the sale of the Property and satisfaction of the primary lender debt obligation owed to PGIP. The respective escrow agreement permits funds to be paid (i) as requested by PGI and agreed to by PGIP, or (ii) as deemed necessary and appropriate by PGIP to protect its interest in the remaining real estate, including its right to receive principal and interest payments on the indebtedness, or (iii) to PGIP to pay any other obligations owed to PGIP by the Company. The restricted escrow balance was $5,000 at December 31, 2015.

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

In May 2008, LIC purchased $703,050 in principal amount of Debentures from the previous debenture holder. The total of $1,500,000 of Debentures have carried a maturity date of July 8, 1997 and interest on the Debentures has accrued at the rate of fourteen percent compounded quarterly. No interest payments were made during the year ended December 31, 2015.

On June 23, 2016, the remaining principal of the collateralized convertible debentures totaling $1,500,000 and a portion of the accrued interest related to such debentures totaling $5,455,000 was paid to the current holders of such debentures, LIC, and Love-1989, each affiliates of L-PGI. There was no interest expense with respect to such collateralized debt subsequent to June 23, 2016. See Note 8 and Note 10 to the Notes to Consolidated Financial Statements.

The June 23, 2016 payments of principal and interest and the remaining accrued interest are as follows:

	June 23, 2016	June 23, 2016	Remaining
	Principal	Interest	Accrued
	Payment	Payment	Interest
	($ in thousands)
Credit agreements - first mortgage note	$500	$470	$-
payable-related party

Collateralized convertible debentures
payable-related party	1,500	5,455	52,915
	$2,000	$5,925	$52,915

Effective December 31, 2016, L-PGI liquidated and assigned the 2,260,706 shares of common stock of the Company and 1,875,000 shares of preferred stock of the Company, that were held by L-PGI to LIC, in conjunction with settling its remaining indebtedness.

The Company maintains its administration and accounting offices with the offices of LREC in St. Louis, Missouri. LREC, a Missouri Corporation, is owned by Mr. Love and Mr. Schiffer, and is located at 212 South Central Avenue, St. Louis, Missouri 63105. A fee of $2,800 per month was accrued in 2016 and 2015 and the Company made payments of $33,600 to LREC in 2016 and 2015 respectively, for the services described in the next paragraph. There were no accrued accounting service fees as of December 31, 2016 and 2015, respectively.

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

Effective as of March 25, 1987, the Company entered into the Management Agreement with LREC. As a consultant to the Company and in addition to the above services, LREC provides other services including, but not limited to, strategic planning, marketing, and financing as requested by the Company. In consideration for these consulting services, the Company pays LREC a quarterly consulting fee of one-tenth of one percent of the book value of the Company’s assets, plus reasonable out-of-pocket expenses. As of December 31, 2016, the book value of the Company’s assets was $1,014,000. Consulting fees accrued and paid were $4,000 in both 2016 and 2015, respectively. As of December 31, 2016 and 2015, a total of $1,000 of unpaid fees had accrued under the Management Agreement. The Management Agreement will continue in effect until terminated upon 90 days prior written notice by a majority vote of the Company’s directors.

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

The Company received the balance of a short-term note receivable with LIC. The Company received payment of the outstanding note balance from LIC on June 23, 2016 (Note 15 to the Notes to Consolidated Financial Statements). The balance of the receivable including accrued interest at December 31, 2015 was $178,000. Current year interest expense on the note receivable was $2,000 and $8,000 for the year ended December 31, 2016 and 2015, respectively.

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

Item 14.
Principal Accountant Fees and Services

Audit and tax fees rendered by BKD, LLP, the principal accountant of the Company, for the fiscal years ended December 31, 2016 and December 31, 2015 were:

	2016	2015
	($ in thousands)
Audit Fees	$41	$35
Audit related fees	2	-
Tax fees	4	4
All other fees	-	-
	$47	$39

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
Report of Independent Registered Public Accounting Firm
b.
Consolidated Statements of Financial Position as of December 31, 2016 and 2015
c.
Consolidated Statements of Operations for the Years Ended December 31, 2016 and 2015
d.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015
e.
Consolidated Statements of Stockholders' Deficiency for the Years Ended December 31, 2016 and 2015
f.
Notes to Consolidated Financial Statements

2.
Financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

4.
Reference is made to the Exhibit Index contained on pages 45-47 herein for a list of exhibits required to be filed or furnished under this Item.

Item 16.
Form 10-K Summary

Not applicable.

PGI INCORPORATED AND SUBSIDIARIES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PGI INCORPORATED (Registrant)

Date: March 31, 2017	By:	/s/ Laurence A. Schiffer
Laurence A. Schiffer, President
(Duly Authorized Officer and Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew S. Love	Chairman of the Board	March 31, 2017
Andrew S. Love	Secretary

/s/ Laurence A. Schiffer	Vice Chairman of the Board,	March 31, 2017
Laurence A. Schiffer	President, Principal Executive
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

11.
See Note 17 to the consolidated financial statements.

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