Form 10-Q
period 2017-03-31
PGI INC
filed 2017-05-15
CIK 81157

 FORM 10- Q
 U.S SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of May 15, 2017, there were 5,317,758 shares of the registrant’s common stock, $.10 par value per share, outstanding.

PGI INCORPORATED AND SUBSIDIARIES

Form 10 – Q
For the Quarter Ended March 31, 2017

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
($ in thousands, except share and per share data)

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Cash	$894	$958
Land inventories	14	14
Other assets	42	42
	$950	$1,014
LIABILITIES
Accounts payable and accrued expenses	$225	$230
Accrued real estate taxes	1	4
Accrued income taxes	57	-
Accrued interest:
Subordinated convertible debentures payable	24,062	23,743
Convertible debentures payable-related party	52,915	52,915
Notes payable	3,163	3,146
Credit agreements:
Notes payable	1,198	1,198
Subordinated convertible debentures payable	8,472	8,472
	90,093	89,708
STOCKHOLDERS' DEFICIENCY
Preferred stock, par value $1.00 per share;
authorized 5,000,000 shares; 2,000,000
Class A cumulative convertible shares issued
and outstanding; (liquidation preference of
$8,000 plus unpaid cumulative dividends of $14,035)	2,000	2,000
Common stock, par value $.10 per share;
authorized 25,000,000 shares; 5,317,758
shares issued and outstanding	532	532
Paid-in capital	13,498	13,498
Accumulated deficit	(105,173)	(104,724)
	(89,143)	(88,694)
	$950	$1,014

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

Part I  Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2017	2016
REVENUES
Interest income	$1	$-
Interest income-related party	-	1
	1	1
COSTS, EXPENSES AND OTHER
Interest	336	328
Interest-related party	-	1,973
Taxes and assessments	1	2
Consulting and accounting-related party	10	9
Legal and professional	21	5
General and administrative	25	20
	393	2,337
Net Loss before income taxes	(392)	(2,336)
Income tax expense	(57)	-
NET LOSS	$(449)	$(2,336)

NET LOSS PER SHARE(*)
AVAILABLE TO COMMON
STOCKHOLDERS-Basic and diluted	$(0.11)	$(0.47)

*Considers the effect of dividends on preferred stock for the three months ended March 31, 2017 and 2016.

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

Part I  Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2017	2016

Net cash used in operating activities	$(64)	$(29)
Cash Flows from investing activities:
Payments received on notes receivable-related party	-	29
Net cash provided by investing activities	-	29

Net change in cash	(64)	-

Cash at beginning of period	958	1

Cash at end of period	$894	$1

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PGI Incorporated (“PGI”) and its subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10 - Q and therefore do not include all disclosures necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The Company's independent registered public accounting firm included an explanatory paragraph regarding the Company's ability to continue as a going concern in their opinion on the Company's consolidated financial statements for the year ended December 31, 2016.

The Company was founded in 1958, and up until the mid 1990’s was in the business of building and selling homes, developing and selling home sites and selling undeveloped or partially developed tracts of land. Over approximately the last 25 years, the Company’s business focus and emphasis changed substantially as it has concentrated its sales and marketing efforts almost exclusively on the disposition of its remaining real estate.

The Company’s major efforts and activities have been, and continue to be, to sell assets of the Company, to repay its indebtedness, and to pay the ordinary on-going costs of operation of the Company. While the Company will seek to realize full market value for each remaining asset, the amounts realized may be at substantial variance from its present financial statement carrying value. In management’s judgement, the remaining assets will be insufficient to satisfy much, if any, of the outstanding indebtedness and there will be no recoveries by shareholders. Consequently, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2016 filed with the Securities and Exchange Commission.

The condensed consolidated balance sheet of the Company as of December 31, 2016 has been derived from the audited consolidated balance sheet as of that date.

The Company remains in default under the indentures governing its unsecured subordinated debentures. (See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 8, 9, and 10 to the Company's consolidated financial statements for the year ended December 31, 2016, as contained in the Company's Annual Report on Form 10 - K).

All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the three months ended March 31, 2017 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2017 or any other interim period.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(2) Per Share Data

Basic per share amounts are computed by dividing net income (loss), after deducting current period dividends on the Company's preferred stock, by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for the three months ended March 31, 2017 and 2016 was 5,317,758.

Diluted per share amounts are computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and outstanding convertible debentures, if dilutive, into shares of common stock. For the three months ended March 31, 2017 and 2016, the assumed conversion of all outstanding convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

The following is a summary of the calculations used in computing basic and diluted loss per share for the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31,	March 31,
	2017	2016
	($ in thousands, except
	share and per share data)

Net Loss	$(449)	$(2,336)

Preferred dividends	(160)	(160)

Loss Available to	$(609)	$(2,496)
Common shareholders

Weighted Average Number
Of Common Shares
Outstanding	5,317,758	5,317,758

Basic and Diluted Loss
Per Common Share	$(0.11)	$(0.47)

(3) Statement of Cash Flows

The Financial Accounting Standards Board Accounting Standards Codification Topic No. 230, “Statement of Cash Flows”, requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. There were no payments of interest for the three month periods ended March 31, 2017 and March 31, 2016.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(5)
Land Inventory

Land inventory consisted of

	March 31,	December 31,
	2017	2016
	($ in thousands)
Fully improved land	$14	$14

(6)
Other Assets

Other assets consisted of:

	March 31,	December 31,
	2017	2016
	($ in thousands)
Deposit with Trustee of 6-1/2% debentures	$41	$41
Deferred charges	1	1
	$42	$42

(7)
Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	March 31,	December 31,
	2017	2016
	($ in thousands)
Accounts payable	$30	$26
Accrued audit & professional	37	46
Accrued consulting fees-related party	1	1
Environmental remediation obligations	17	19
Accrued debenture fees	139	137
Accrued miscellaneous	1	1
	$225	$230

Accrued real estate taxes consisted of:
Current real estate taxes	$1	$4

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(8)
Credit Agreements, Notes Payable, Subordinated and Convertible Debentures Payable

Credit agreements and notes payable consisted of the following:

	March 31,	December 31,
	2017	2016
	($ in thousands)
Notes payable - $1,176,000 bearing
interest at prime plus 2%,
the remainder non-interest bearing,
all past due	1,198	1,198

Subordinated convertible debentures payable:
At 6-1/2% interest; due June 1, 1991	447	447
At 6% interest; due May 1, 1992	8,025	8,025
	8,472	8,472
	$9,670	$9,670

The Trustee of the 6.5% unsecured subordinated convertible debentures, which matured in June, 1991, with an original face amount of $1,034,000, provided notice of final distribution to holders of such debentures on September 2, 2014. In connection with such final distributions, the Trustee has maintained a debenture reserve fund with a balance of $41,000 as of March 31, 2017 and December 31, 2016, available for final distribution to holders of such debentures who surrender their respective debenture certificates.

During the three month period ended March 31, 2017 and during the year ended December 31, 2016, there were no unsecured subordinated convertible debentures that were surrendered by their respective debenture holders and no funds were utilized from the debenture reserve account.

As of March 31, 2017 and December 31, 2016 the outstanding principal balance on such 6.5% unsecured subordinated convertible debentures that were not surrendered by the respective holders equals $447,000 plus accrued and unpaid interest of $824,000 and $817,000, respectively. If and when such remaining debentures are surrendered to the Trustee, the applicable portion of such principal and accrued interest will similarly be recorded as debt and accrued interest forgiveness. As the Company has consistently stated in prior filings, the Company believes that any potential claims by the respective debenture holders on such 6.5% unsecured subordinated convertible debentures would be barred under the applicable statutes of limitations.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(9) Income Taxes

Income tax of $57,000 was accrued at March 31, 2017 for the estimated 2016 Alternative Minimum Tax on the 2016 gain on sales of real estate. At December 31, 2016, the Company had an operating loss carryforward of approximately $66,420,000 available to reduce future taxable income. These operating losses expire at various dates through 2035.

The following summarizes the temporary differences of the Company at March 31, 2017 and December 31, 2016 at the statutory rate:

	March 31,	December 31,
	2017	2016
	($ in thousands)
Deferred tax asset
Net operating loss carryforward	$25,411	$25,240
Expenses capitalized under IRC 263(a)	56	56
Environmental liability	7	7
Valuation allowance	(25,474)	(25,303)
Total deferred tax asset	-	-

(10) Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, other than debt, approximates fair value at March 31, 2017 and December 31, 2016 because of the short maturity of those instruments. It was not practicable to estimate the fair value of the Company’s notes payable and its convertible debentures because these debts are in default causing no basis for estimating value by reference to quoted market prices or current rates offered to the Company for debt of the same remaining maturities.

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

The proceeds from the sale of the Property of $9,000,000 were received on June 23, 2016 and payment of the primary lender debt obligation totaling $500,000 in principal, and all accrued interest payable related to the debt totaling $470,000, was made to PGIP LLC “(PGIP”), the holder of the first mortgage note and an affiliate of the Company. In addition, on June 23, 2016, the remaining principal of the collateralized convertible debentures totaling $1,500,000 and a portion of the accrued interest related to such debentures totaling $5,455,000 was paid to the current holders of such debentures. Love Investment Company (“LIC”), and Love-1989 Florida Partners, LP (“Love-1989”), each affiliates of Love-PGI Partners, L.P. (“L-PGI”), held such collateralized convertible debentures. Prior to December 31, 2016, L-PGI was the Company’s primary preferred stock shareholder. Effective December 31, 2016, L-PGI liquidated and assigned the 2,260,760 shares of common stock of the Company and 1,875,000 shares of preferred stock of the Company that were held by L-PGI to LIC in conjunction with settling its remaining indebtedness.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Trustee of the 6.5% subordinated debentures, which matured in June, 1991, with an original face amount of $1,034,000, provided notice of final distribution to holders of such debentures on September 2, 2014. In connection with such final distribution, the Trustee maintained a debenture reserve fund with a balance of $41,000 as of March 31, 2017 and December 31, 2016, respectively, which is available for final distribution to holders of such debentures who surrender their respective debenture certificates.

During the three month period ended March 31, 2017 and the year ended December 31, 2016, there were no 6.5% subordinated convertible debentures that were surrendered by their respective debenture holders and no funds were utilized from the debenture reserve account.

As of March 31, 2017 and December 31, 2016 the remaining outstanding principal balance on such 6.5% subordinated convertible debentures that have not been surrendered by the respective holders equals $447,000 plus accrued and unpaid interest of $824,000 and $817,000, respectively. If and when such remaining debentures are surrendered to the Trustee, the applicable portion of such principal and accrued interest will be recorded as debt and interest forgiveness. As the Company has consistently stated in prior filings, the Company believes that any potential claims by the respective debenture holders on such 6.5% subordinated convertible debentures would be barred under the applicable statutes of limitations.

As of March 31, 2017, the Company remained in default under its subordinated convertible debentures and notes payable, as well as the accrued interest with respect to its collateralized convertible debentures.

Results of Operations

Revenues for each of the three month period ended March 31, 2017 and 2016 was $1,000. Interest income for the three month period ended March 31, 2017 represents interest earned on the Company’s money market account. Interest income for the three month period ended March 31, 2016 represents related party interest on the short-term note receivable with LIC. The Company received payment of the note receivable balance from LIC on June 23, 2016.

Expenses for the three months ended March 31, 2017 decreased by $1,944,000 when compared to the same period in 2016 primarily as a result of a decrease in interest expense during the three months ended March 31, 2017. Interest expense for the three month period ended March 31, 2017 decreased by $1,965,000 compared to the same period in 2016. There was no interest expense-related party during the three month period ended March 31, 2017 compared to interest expense-related party of $1,973,000 during the same period in 2016. During June 2016, proceeds from the Property sale were used by the Company to repay the entire principal of the primary lender debt of $500,000, which was held by PGIP, and the entire principal of the collateralized convertible debenture of $1,500,000, which was held by LIC and Love-1989. With the full repayment of such principal, no additional interest expense was accrued with respect to such debentures subsequent to June 23, 2016.

Interest expense relating to the Company’s current outstanding debt, held by non-related parties, increased by $8,000 during the three month period ended March 31, 2017 compared to the same period in 2016, primarily as a result of interest accruing on past due balances which increase at various intervals throughout the year for accrued but unpaid interest.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Taxes and assessments expense decreased by $1,000 during the three month period ended March 31, 2017 when compared to the same period in 2016 as a result of lower real estate tax expense during the three month period ended March 31, 2017 due to the sale of Property sold to the Florida DOT on June 21, 2016. Consulting and accounting-related party expenses increased by $1,000 during the three month period ended March 31, 2017 when compared to the same period in 2016. A quarterly consulting fee is paid to Love Real Estate Company (“LREC”), an affiliate of L-PGI, of one-tenth of one percent of the carrying value of the Company’s assets which increased effective June 21, 2016 with the sale of Property to the Florida DOT, which resulted in the increase in such consulting and accounting expenses during the three month period ended March 31, 2017.

Legal and professional expenses during the three month period ended March 31, 2017 increased by approximately $16,000 when compared to the same period in 2016, primarily as a result of expenses incurred on a parcel in Citrus County requiring additional environmental remediation during the three month period ended March 31, 2017. General and administrative expenses during the three month period ended March 31, 2017 increased by $5,000 when compared to the same period in 2016 primarily as a result of increased audit and tax service fees during the three month period ended March 31, 2017. The Company accrued an income tax expense of $57,000 during the three month period ended March 31, 2017. As a result, a net loss of $449,000 was incurred for the three month period ended March 31, 2017 compared to a net loss of $2,336,000 for the comparable period in 2016. After deducting preferred dividends, totaling $160,000 for the three month periods ended March 31, 2017 and 2016 , with respect to the Class A Preferred Stock, a net loss per share of $(.11) and $(.47) was incurred for the three month periods ended March 31, 2017 and 2016. The total cumulative preferred dividends in arrears with respect to the Class A Preferred Stock through March 31, 2017 is $14,035,000.

Cash Flow Analysis

During the three month period ended March 31, 2017, the Company’s net cash used in operating activities was $64,000 compared to $29,000 for the comparable period in 2016. There was no cash provided from investing activities during the three month period ended March 31, 2017 compared to $29,000 of net cash provided from investing activities in the comparable period in 2016 which consisted of note receivable proceeds received from LIC.

Analysis of Financial Condition

Total assets decreased by $64,000 at March 31, 2017 compared to total assets at December 31, 2016, reflecting the following changes:

	March 31,	December 31,	Increase
	2017	2016	(Decrease)
		($ in thousands)
Cash	$894	$958	$(64)
Land and improvement inventories	14	14	-
Other assets	42	42	-
	$950	$1,014	$(64)

During the three month period ended March 31, 2017, cash decreased by $64,000 compared to December 31, 2016 as a result of the Company funding its operating activities.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liabilities were approximately $90,093,000 at March 31, 2017 compared to approximately $89,708,000 at December 31, 2016, reflecting the following changes which resulted in a decrease of $385,000 of liabilities:

	March 31,	December 31,	Increase
	2017	2016	(Decrease)
		($ in thousands)
Accounts payable and accrued expenses	$225	$230	$(5)
Accrued real estate taxes	1	4	(3)
Accrued income taxes	57	-	57
Accrued interest	80,140	79,804	336
Credit agreements:			-
Notes payable	1,198	1,198	-
Subordinated convertible
debentures payable	8,472	8,472	-

	$90,093	$89,708	$385

During the three month period ended March 31, 2017, the amount of accounts payable and accrued expenses decreased by $5,000 primarily as a result of timing differences. Accrued real estate taxes decreased by $3,000 during the three month period ended March 31, 2017 due to the payment of previously accrued taxes. Accrued income taxes during the three month period ended March 31, 2017 increased by $57,000. Income tax of $57,000 was accrued at March 31, 2017 for the estimated Alternative Minimum Tax on the gain on sale of the Property during 2016. Accrued interest during the three month period ended March 31, 2017 increased by $336,000 due to the amount of interest expense for such period. During the three month period ended March 31, 2017, the Company made no interest or principal payments on its outstanding notes payable and subordinated convertible debentures.

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

The principal and accrued interest amounts due as of March 31, 2017 are as indicated in the following table:

	March 31, 2017
	Principal	Accrued
	Amount Due	Interest
	($ in thousands)

Subordinated convertible debentures:
At 6 1/2%, due June 1, 1991	$447	$824
At 6%, due May 1, 1992	8,025	23,238
	$8,472	$24,062
Collateralized convertible debentures-related party:
At 14%, due July 8, 1997	$-	$52,915

Notes payable:
At prime plus 2%, all past due	$1,176	$3,163
Non-interest bearing	22	-
	$1,198	$3,163

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

The Company’s independent registered public accounting firm included an explanatory paragraph regarding the Company’s ability to continue as a going concern in their opinion on the Company’s consolidated financial statements for the year ended December 31, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017. There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PGI INCORPORATED
(Registrant)

Date: May 15, 2017	By:	/s/ Laurence A. Schiffer
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