Form 10-Q
period 2017-09-30
PGI INC
filed 2017-11-13
CIK 81157

FORM 10- Q
 U.S SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☑
(Do not check if a smaller reporting company) Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of November 13, 2017, there were 5,317,758 shares of the registrant’s common stock, $.10 par value per share, outstanding.

PGI INCORPORATED AND SUBSIDIARIES

Form 10 – Q
For the Quarter Ended September 30, 2017

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
($ in thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Cash	$166	$958
Receivables-related party	567	-
Recoverable income taxes	18	-
Land inventories	14	14
Restricted sinking fund	41	41
Other assets	1	1
	$807	$1,014
LIABILITIES
Accounts payable and accrued expenses	$194	$230
Accrued real estate taxes	3	4
Accrued interest:
Subordinated convertible debentures payable	24,706	23,743
Convertible debentures payable-related party	52,915	52,915
Notes payable	3,200	3,146
Credit agreements:
Notes payable	1,198	1,198
Subordinated convertible debentures payable	8,472	8,472
	90,688	89,708
STOCKHOLDERS' DEFICIENCY
Preferred stock, par value $1.00 per share;
authorized 5,000,000 shares; 2,000,000
Class A cumulative convertible shares issued
and outstanding; (liquidation preference of
$8,000 plus unpaid cumulative dividends of $14,355)	2,000	2,000
Common stock, par value $.10 per share;
authorized 25,000,000 shares; 5,317,758
shares issued and outstanding	532	532
Paid-in capital	13,498	13,498
Accumulated deficit	(105,911)	(104,724)
	(89,881)	(88,694)
	$807	$1,014

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

Part I  Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
REVENUES
Real estate sales	$-	$-	$-	$9,000
Interest income-related party	6	-	7	2
Interest income	1	1	2	1
	7	1	9	9,003
COSTS, EXPENSES AND OTHER
Cost of real estate sales
and expenses of sale	-	-	-	745
Interest	341	332	1,016	990
Interest-related party	-	-	-	3,832
Taxes and assessments	2	1	4	5
Consulting and accounting-
related party	9	10	28	28
Legal and professional	2	4	27	15
General and administrative	19	18	65	58
	373	365	1,140	5,673
Net Income (Loss)	(366)	(364)	(1,131)	3,330
before income taxes
Income tax expense	-	-	(57)	-
NET INCOME (LOSS)	$(366)	$(364)	$(1,188)	$3,330

NET INCOME (LOSS) PER SHARE(*)
AVAILABLE TO COMMON
STOCKHOLDERS-BASIC	$(0.10)	$(0.10)	$(0.31)	$0.54

NET INCOME (LOSS) PER SHARE(*)
AVAILABLE TO COMMON
STOCKHOLDERS-DILUTED	$(0.10)	$(0.10)	$(0.31)	$0.38

*Considers the effect of dividends on preferred stock for the three and nine months ended September 30, 2017 and 2016.

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

Part I  Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2017	2016

Net cash provided by (used in) operating activities	$(232)	$2,846
Cash Flows from investing activities:
Investment in notes receivable-related party	(560)	-
Payments received on notes receivable-related party	-	178
Release of restricted cash	-	5
Net cash provided by (used in) investing activities	(560)	183

Cash flows from financing activities:
Principal payments on debt-related party	-	(2,000)
Net cash used in financing activities	-	(2,000)

Net change in cash	(792)	1,029

Cash at beginning of period	958	1

Cash at end of period	$166	$1,030

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

All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2017 or any other interim period.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(2) Per Share Data

Basic per share amounts are computed by dividing net income (loss), after deducting current period dividends on the Company's preferred stock, by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for the three and nine months ended September 30, 2017 and 2016 was 5,317,758.

Diluted per share amounts are computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and outstanding convertible debentures, if dilutive, into shares of common stock. For the three and nine months ended September 30, 2017, the assumed conversion of all outstanding convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

The following is a summary of the calculations used in computing basic and diluted income (loss) per share for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
	($ in thousands, except share and per share data)
Net Income (Loss)	$(366)	$(364)	$(1,188)	$3,330
Preferred dividends	(160)	(160)	(480)	(480)
Income (Loss) Available to
Common shareholders	$(526)	$(524)	$(1,668)	$2,850

Weighted Average Number
Of Common Shares
Outstanding	5,317,758	5,317,758	5,317,758	5,317,758

Weighted Average Number
Of Common Shares
Outstanding (Diluted)	5,317,758	5,317,758	5,317,758	10,095,525

Basic Income (Loss)
Per Common Share	$(0.10)	$(0.10)	$(0.31)	$0.54

Diluted Income (Loss)
Per Common Share	$(0.10)	$(0.10)	$(0.31)	$0.38

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(3) Statement of Cash Flows

The Financial Accounting Standards Board Accounting Standards Codification Topic No. 230, “Statement of Cash Flows”, requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. There were no payments of interest for the nine month period ended September 30, 2017. Related party interest paid during the nine months ended September 30, 2016 was $5,925,000.

(4) Receivables

Net receivables consisted of:

	September 30,	December 31,
	2017	2016
	($ in thousands)
Notes receivable - related party	$560	$-
Interest receivable - related party	7	-
	$567	$-

The short-term loans to LIC bear interest at 4.5% per annum and mature on December 31, 2017.

(5)
Land Inventory

Land inventory consisted of

	September 30,	December 31,
	2017	2016
	($ in thousands)
Fully improved land	$14	$14

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(6)
Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	September 30,	December 31,
	2017	2016
	($ in thousands)
Accounts payable	$6	$26
Accrued audit & professional	43	46
Accrued consulting fees-related party	1	1
Environmental remediation obligations	-	19
Accrued debenture fees	143	137
Accrued miscellaneous	1	1
	$194	$230

Accrued real estate taxes consisted of:
Current real estate taxes	$3	$4

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(7)
Credit Agreements: Notes Payable and Subordinated Convertible Debentures Payable

Credit agreements consisted of the following:

	September 30,	December 31,
	2017	2016
	($ in thousands)
Notes payable - $1,176,000 bearing
interest at prime plus 2%,
the remainder non-interest bearing,
all past due	$1,198	$1,198

Subordinated convertible debentures payable:
At 6-1/2% interest; due June 1, 1991	447	447
At 6% interest; due May 1, 1992	8,025	8,025
	8,472	8,472
	$9,670	$9,670

The Trustee of the 6.5% unsecured subordinated convertible debentures, which matured in June, 1991, with an original face amount of $1,034,000, provided notice of final distribution to holders of such debentures on September 2, 2014. In connection with such final distributions, the Trustee has maintained a debenture reserve fund with a balance of $41,000 as of September 30, 2017 and December 31, 2016, available for final distribution to holders of such debentures who surrender their respective debenture certificates.

During the nine month period ended September 30, 2017 and during the year ended December 31, 2016, there were no unsecured subordinated convertible debentures that were surrendered by their respective debenture holders and no funds were utilized from the debenture reserve account.

As of September 30, 2017 and December 31, 2016 the outstanding principal balance on such 6.5% unsecured subordinated convertible debentures that were not surrendered by the respective holders equals $447,000 plus accrued and unpaid interest of $838,000 and $817,000, respectively. If and when such remaining debentures are surrendered to the Trustee, the applicable portion of such principal and accrued interest will similarly be recorded as debt and accrued interest forgiveness. As the Company has consistently stated in prior filings, the Company believes that any potential claims by the respective debenture holders on such 6.5% unsecured subordinated convertible debentures would be barred under the applicable statutes of limitations.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(8) Income Taxes

Income tax expense of $57,000 was recognized for the nine month period ended September 30, 2017 for the estimated 2016 Alternative Minimum Tax on the 2016 gain on sales of real estate. The Company paid a Federal income tax deposit of $75,000 on April 18, 2017, therefore, $18,000 is recoverable income taxes at September 30, 2017. At December 31, 2016, the Company had an operating loss carryforward of approximately $66,420,000 available to reduce future taxable income. These operating losses expire at various dates through 2035.

The following summarizes the temporary differences of the Company at September 30, 2017 and December 31, 2016 at the statutory rate:

	September 30,	December 31,
	2017	2016
	($ in thousands)
Deferred tax asset
Net operating loss carryforward	$25,691	$25,240
Expenses capitalized under IRC 263(a)	56	56
Environmental liability	7	7
Valuation allowance	(25,754)	(25,303)
Total deferred tax asset	$-	$-

(9) Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, other than debt, approximates fair value at September 30, 2017 and December 31, 2016 because of the short maturity of those instruments. It was not practicable to estimate the fair value of the Company’s notes payable and its convertible debentures because these debts are in default causing no basis for estimating value by reference to quoted market prices or current rates offered to the Company for debt of the same remaining maturities.

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

The Trustee of the 6.5% subordinated debentures, which matured in June, 1991, with an original face amount of $1,034,000, provided notice of final distribution to holders of such debentures on September 2, 2014. In connection with such final distribution, the Trustee maintained a debenture reserve fund with a balance of $41,000 as of September 30, 2017 and December 31, 2016, respectively, which is available for final distribution to holders of such debentures who surrender their respective debenture certificates.

During the nine month period ended September 30, 2017 and the year ended December 31, 2016, there were no 6.5% subordinated convertible debentures that were surrendered by their respective debenture holders and no funds were utilized from the debenture reserve account.

As of September 30, 2017 and December 31, 2016 the remaining outstanding principal balance on such 6.5% subordinated convertible debentures that have not been surrendered by the respective holders equals $447,000 plus accrued and unpaid interest of $838,000 and $817,000, respectively. If and when such remaining debentures are surrendered to the Trustee, the applicable portion of such principal and accrued interest will be recorded as debt and interest forgiveness. As the Company has consistently stated in prior filings, the Company believes that any potential claims by the respective debenture holders on such 6.5% subordinated convertible debentures would be barred under the applicable statutes of limitations.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of September 30, 2017, the Company remained in default under its subordinated convertible debentures and notes payable, as well as the accrued interest with respect to its collateralized convertible debentures.

Results of Operations

Revenues for the three months ended September 30, 2017 increased by $6,000 to $7,000 from $1,000 for the comparable 2016 period primarily as a result of $6,000 interest earned on the Company’s short-term note receivable balance with LIC, the Company’s primary preferred shareholder.

Expenses for the three months ended September 30, 2017 increased by $8,000 when compared to the same period in 2016. Interest expense for the three month period ended September 30, 2017 increased by $9,000 compared to the same period in 2016 primarily as a result of (i) interest accruing on past due balances which increase at various intervals throughout the year for accrued but unpaid interest, and (ii) an increase in interest rates in 2017.

Taxes and assessments expense increased by $1,000 during the three months ended September 30, 2017 when compared to the same period in 2016 as a result of an increase in real estate tax assessments in 2017. Consulting and accounting expense decreased by $1,000 during the three months ended September 30, 2017 when compared to the same period in 2016. A quarterly consulting fee is paid to Love Real Estate Company (“LREC”), an affiliate of LIC, of one-tenth of one percent of the carrying value of the Company’s assets which have decreased since the same period in 2016. Legal and professional expenses decreased by $2,000 during the three months ended September 30, 2017 when compared to the same period in 2016 due to additional legal expenses incurred in 2016 in connection with the filing of the Company’s periodic reports during the three months ended September 30, 2016. General and administrative expenses during the three month period ended September 30, 2017 increased by $1,000 when compared to the same period in 2016 primarily as a result of increased audit and tax service fees during the three month period ended September 30, 2017. As a result, a net loss of $366,000 was incurred for the three months ended September 30, 2017 compared to net loss of $364,000 incurred for the three months ended September 30, 2016. After deducting preferred dividends, totaling $160,000 for the three month periods ended September 30, 2017 and 2016, with respect to the Class A Preferred Stock, a net loss per share of $(.10) was incurred for both of the three month periods ended September 30, 2017 and 2016. The total cumulative preferred dividends in arrears with respect to the Class A Preferred Stock through September 30, 2017 is $14,355,000.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Revenues for the nine month period ended September 30, 2017 decreased by $8,994,000 to $9,000 from $9,003,000 for the comparable 2016 period primarily as a result of the sale by Sugarmill Woods in 2016 of the Property to the Florida DOT for $9 million. Related party interest income increased by $5,000 during the nine months ended September 30, 2017 to $7,000 from $2,000 for the comparable period in 2016. The related party interest income for the nine month period ended September 30, 2017 is a result of the Company’s investment in a $560,000 short term note with LIC, which investment was made during the nine month period ended September 30, 2017. The Company received payment of the previous note receivable from LIC on June 23, 2016. Interest income on the Company’s money market account increased by $1,000 during the nine months ended September 30, 2017 compared to the same period in 2016.

Expenses for the nine months ended September 30, 2017 decreased by $4,533,000 when compared to the same period in 2016. The cost of real estate sales and expenses of sale for the nine month period ended September 30, 2017 decreased by $745,000 compared to the nine month period ended September 30, 2016, solely as a result of costs and expenses incurred in connection with the Property sale on June 21, 2016. There was no such expense for the comparable period in 2017. Overall interest expense for the nine month period ended September 30, 2017 increased by $26,000 compared to the same period in 2016. There was no interest expense-related party during the nine month period ended September 30, 2017 compared to interest expense-related party of $3,832,000 during the same period in 2016. Proceeds from the Property sale were used by the Company on June 23, 2016 to repay the entire outstanding principal of the primary lender debt of $500,000, which was held by PGIP, and the entire outstanding principal of the collateralized convertible debenture of $1,500,000, which was held by LIC and Love-1989. With the full repayment of such principal, no additional interest expense was accrued with respect to such debentures subsequent to June 23, 2016. Interest expense relating to the Company’s current outstanding debt, held by non-related parties, increased by $26,000 during the nine month period ended September 30, 2017 compared to the same period in 2016, primarily as a result of (i) interest accruing on past due balances which increase at various intervals throughout the year for accrued but unpaid interest, and (ii) an increase in interest rates in 2017.

Taxes and assessments expense decreased by $1,000 during the nine month period ended September 30, 2017 when compared to the same period in 2016 as a result of lower real estate tax expense during the nine month period ended September 30, 2017 due to the sale of Property sold to the Florida DOT on June 21, 2016.

           Legal and professional expenses during the nine month period ended September 30, 2017 increased by $12,000 when compared to the same period in 2016, primarily as a result of expenses incurred on a parcel in Citrus County requiring additional environmental remediation during the nine month period ended September 30, 2017. General and administrative expenses during the nine month period ended September 30, 2017 increased by $7,000 when compared to the same period in 2016 primarily as a result of increased audit and tax service fees during the nine month period ended September 30, 2017.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         The Company paid a Federal income tax deposit of $75,000 on April 18, 2017 for the estimated 2016 Alternative Minimum Tax on the 2016 gain on sales of real estate. Estimated recoverable income taxes as of September 30, 2017 is $18,000 and the Company recognized an income tax expense of $57,000 during the nine month period ended September 30, 2017. As a result, a net loss of $1,188,000 was incurred for the nine month period ended September 30, 2017 compared to net income of $3,330,000 for the comparable period in 2016. After deducting preferred dividends, totaling $480,000 for the nine month periods ended September 30, 2017 and 2016, with respect to the Class A Preferred Stock, net income (loss) per share of $(.31) and $.54 was incurred for the nine month periods ended September 30, 2017 and 2016, respectively.

Cash Flow Analysis

During the nine month period ended September 30, 2017, the Company’s net cash used in operating activities was $232,000 compared to cash provided by operating activities of $2,846,000 for the comparable period in 2016, reflecting the net effect of the $9 million received in the sale of Property to the Florida DOT and $5,925,000 of accrued interest paid on collateralized debt. Net cash used in investing activities during the nine months ended September 30, 2017, consisted of a $560,000 short-term loan to LIC, the Company’s primary preferred shareholder, bearing interest at 4.5% per annum and to be repaid by December 31, 2017. During the nine months ended September 30, 2016, the Company received $178,000 in payment of the note receivable principal from LIC and the restricted cash of $5,000 from PGIP, the first mortgage lender, which was released with the sale of Property and satisfaction of the primary lender debt obligation owed to PGIP. Net cash used in financing activities for the nine month period ended September 30, 2016 was for the repayment of $2 million of related party primary lender debt and related party collateralized convertible debentures. There was no financing activities during the nine months ended September 30, 2017.

Analysis of Financial Condition

Total assets decreased by $207,000 at September 30, 2017 compared to total assets at December 31, 2016, reflecting the following changes:

	September 30,	December 31,	Increase
	2017	2016	(Decrease)
		($ in thousands)
Cash	$166	$958	$(792)
Receivables-related party	567	-	567
Recoverable income taxes	18	-	18
Land and improvement inventories	14	14	-
Restricted sinking fund	41	41	-
Other assets	1	1	-
	$807	$1,014	$(207)

During the nine month period ended September 30, 2017, cash decreased by $792,000 compared to December 31, 2016, primarily as a result of the $560,000 short-term loan to LIC which bears interest of 4.5% per annum and matures on December 31, 2017 and funding of the Company’s operating activities.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

          The Company paid a Federal income tax deposit of $75,000 on April 18, 2017 for the estimated 2016 Alternative Minimum Tax on the 2016 gain on sales of real estate. Estimated recoverable income taxes as of September 30, 2017 is $18,000 and estimated income tax expense of $57,000 was recognized for the nine months ended September 30, 2017.

Liabilities were approximately $90,688,000 at September 30, 2017 compared to approximately $89,708,000 at December 31, 2016, reflecting the following changes which resulted in an increase of $980,000 of liabilities:

	September 30,	December 31,	Increase
	2017	2016	(Decrease)
		($ in thousands)
Accounts payable and accrued expenses	$194	$230	$(36)
Accrued real estate taxes	3	4	(1)
Accrued interest	80,821	79,804	1,017
Credit agreements:			-
Notes payable	1,198	1,198	-
Subordinated convertible
debentures payable	8,472	8,472	-

	$90,688	$89,708	$980

During the nine month period ended September 30, 2017, the amount of accounts payable and accrued expenses decreased by $36,000 primarily as a result of timing differences. Accrued real estate taxes decreased by $1,000 during the nine month period ended September 30, 2017 due to the payment of previously accrued taxes. Accrued interest during the nine month period ended September 30, 2017 increased by $1,017,000 due to the amount of interest expense for such period. During the nine month period ended September 30, 2017, the Company made no interest or principal payments on its outstanding notes payable and subordinated convertible debentures.

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

The principal and accrued interest amounts due as of September 30, 2017 are as indicated in the following table:

	September 30, 2017
	Principal	Accrued
	Amount Due	Interest
	($ in thousands)

Subordinated convertible debentures:
At 6 1/2%, due June 1, 1991	$447	$838
At 6%, due May 1, 1992	8,025	23,868
	$8,472	$24,706
Collateralized convertible debentures-related party:
At 14%, due July 8, 1997	$-	$52,915

Notes payable:
At prime plus 2%, all past due	$1,176	$3,200
Non-interest bearing	22	-
	$1,198	$3,200

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017. There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PGI INCORPORATED
(Registrant)

Date: November 13, 2017	By:	/s/ Laurence A. Schiffer
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