Form 10-K
period 2017-12-31
PGI INC
filed 2018-03-23
CIK 81157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 – K
(Mark One)
☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017 cannot be determined. See Item 5 of Form 10-K.

The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of March 23, 2018, 5,317,758 shares of Common Stock, par value $.10 per share, were outstanding.

PGI INCORPORATED AND SUBSIDIARIES
FORM 10 – K - 2017
Contents and Cross Reference Index

Part	Item		Form 10-K
No.	No.	Description	Page No.

I	1	Business	3

	1A	Risk Factors	4

	1B	Unresolved Staff Comments	4

	2	Properties	4

	3	Legal Proceedings	4

	4	Mine Safety Disclosures	4

II	5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	5

	6	Selected Financial Data	5

	7	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	6

	7A	Quantitative and Qualitative Disclosures About Market Risks	13

	8	Financial Statements and Supplementary Data	14

	9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	33

	9A	Controls and Procedures	33

	9B	Other Information	34

III	10	Directors, Executive Officers and Corporate Governance	35

	11	Executive Compensation	36

	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	36

	13	Certain Relationships and Related Transactions, and Director Independence	37

	14	Principal Accountant Fees and Services	41

IV	15	Exhibits and Financial Statement Schedules	42

	16	Form 10-K Summary	44

Signatures			45

PART I

Item 1.
Business

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

During the fiscal year ended December 31, 2016, Sugarmill Woods, Inc. (“Sugarmill Woods”), a wholly-owned subsidiary of the Company, sold its largest parcel of real estate, approximately 369 acres located in Hernando County, Florida (“the Property”), to the State of Florida Department of Transportation (“Florida DOT”). The Property was encumbered by secured creditor claims, and the sale of the Property closed on June 21, 2016 for $9,000,000. The Florida DOT acquired the Property in connection with the northward extension of the Suncoast Parkway as part of the Suncoast Parkway, Project 2. On November 29, 2016 Sugarmill Woods sold a small parcel of land in Citrus County, Florida for a nominal amount.

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

The proceeds from the sale of the Property of $9,000,000 were received on June 23, 2016 and payment of the primary lender debt totaling $500,000, in principal, and all accrued interest related to such debt totaling $470,000, was made to PGIP LLC (“PGIP”), the holder of the first mortgage note and an affiliate of the Company. In addition, on June 23, 2016, the remaining principal of the collateralized convertible debentures totaling $1,500,000, and a portion of the accrued interest related to such debentures totaling $5,455,000, was paid to the holders of such debentures. Love Investment Company (“LIC”), and Love-1989 Florida Partners, LP (“Love-1989”), each affiliates of Love-PGI Partners, L.P. (“L-PGI), held such collateralized convertible debentures. Prior to December 31, 2016, L-PGI was the Company’s primary preferred stock shareholder. Effective December 31, 2016, L-PGI liquidated and assigned the 2,260,706 shares of common stock of the Company and 1,875,000 shares of preferred stock of the Company that were held by L-PGI to LIC in conjunction with settling its remaining indebtedness. LIC was the general partner of L-PGI and is owned, directly or indirectly, by Andrew S. Love and Laurence A. Schiffer, which are the directors and executive officers of the Company.

Item 1.
Business (continued)

As of December 31, 2017, the Company had no employees, and all services provided to the Company are through contract services.

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

The following over-the-counter market quotations, obtained from www.otcmarkets.com, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Quarter End Date	Price	Volume
9/30/17	$.000005	1,985
3/31/17	$.000008	1,245
12/31/16	$.000001	67,980
9/30/16	$.0001	123
6/30/16	$.0001(high)	1,000
6/30/16	$.000001(low)	1,500

No dividends have ever been paid on the Common Stock, and payment of dividends on the Common Stock is restricted under the terms of the two indentures (one of which matured on June 1, 1991 and the other on May1, 1992) pursuant to which the Company’s outstanding subordinated convertible debentures were issued and by the terms of the Company’s preferred stock. As of December 31, 2017, to the Company’s knowledge, there were 552 holders of record of the Company’s Common Stock and 418 debenture holders.

Item 6.
Selected Financial Data

Not Applicable

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

 The liabilities of the Company exceed the reported value of its assets. Management’s efforts and activities have been, and continue to be, to sell assets of the Company to repay its indebtedness and to pay the ordinary on-going costs of operation of the Company. With the June 2016 sale of 369 acres to the Florida DOT for $9,000,000, and the sale of the small land parcel in Citrus County, Florida in November 2016, the aggregate remaining land inventory is less than 70 acres, consisting of multiple parcels located in two Florida counties. These parcels have limited value because of associated development constraints such as wetlands, easements and other obstacles to development and sale. At December 31, 2017 the carrying value of the land inventory was $14,000. The Company is seeking to realize full market value for such land. However, certain land parcels may be of so little value and marketability that the Company may elect not to pay the real estate taxes on selected parcels, which may eventually result in a defacto liquidation of such property by subjecting such property to a tax sale.

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

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

With respect to the 6.5% subordinated convertible debentures, the Trustee provided notice of final distribution to the holders of such debentures on September 2, 2014. In connection with such final distribution, the Trustee maintained a debenture reserve fund with a balance of $41,000 as of December 31, 2017 and 2016, respectively, which is available for final distribution to remaining holders of such debentures who surrender their respective debenture certificates.

During the year ended December 31, 2017 and 2016 there were no 6.5% subordinated convertible debentures that were surrendered by their respective debenture holders and no funds were utilized from the debenture reserve account.

The 6.5% Subordinated convertible debenture balances are as follows:

	December 31, 2017	December 31, 2016
	($ in thousands)
Original face value	$1,034	$1,034
Outstanding debenture principal balance	447	447
Face value of debentures surrendered	-	-
Accrued and unpaid interest balance	846	817
Debenture reserve account balance	41	41

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

The cumulative amount due for the 6.5% and 6% subordinated convertible debentures as of December 31, 2017 is as follows:
	December 31, 2017
	Principal	Unpaid
	Amount Due	Interest
	($ in thousands)
6.5% Subordinated debentures due June 1, 1991	$447	$846
6% Subordinated debentures due May 1, 1992	8,025	24,186
	$8,472	$25,032

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Both issues of subordinated convertible debentures have been in payment default for over twenty-five years. It is unclear whether any action on behalf of the bondholders is presently likely, given the negative net worth of the Company and continuing passage of time. Further, the Company believes that if claims were to be asserted at least a portion of such claims (especially those with respect to the 6.5% subordinated convertible debentures which matured on June 1, 1991) are barred under the applicable statutes of limitations.

If such claims are barred, the Company will likely recognize income in like amount for income tax purposes, without the receipt of any cash. Management estimates that the potential income tax liability may be largely averted by the insolvency exception of the tax laws and the utilization of the Company’s tax loss carryforwards, which as of December 31, 2017 totaled approximately $67,793,000.

Even if claims by the subordinated convertible debenture holders are barred in full and there is no cash tax consequence to the Company as a result of the utilization of the tax loss carry forwards, the Company would nonetheless have a substantial Stockholders’ Deficiency. As of December 31, 2017, the Stockholders’ Deficiency of the Company was $90,260,000.

RESULTS OF OPERATIONS
Revenues

Revenues for the year ended December 31, 2017 decreased by $8,994,000 to $15,000 compared to revenues of $9,009,000 for the year ended December 31, 2016, primarily as a result of the sale, by Sugarmill Woods, of the Property to the Florida DOT on June 21, 2016 for $9,000,000, and the sale of a small parcel of land on November 29, 2016 for $5,000. There were no sales of real estate in 2017.

Interest income totaled $15,000 for the year ended December 31, 2017 compared to interest income of $4,000 for the year ended December 31, 2016. Related party interest income increased by $11,000 during the year ended December 31, 2017 to $13,000 from $2,000 for the comparable period in 2016. The related party interest income for the year ended December 31, 2017 is a result of the Company’s investment in a $560,000 short term note with LIC, which investment was made during the year ended December 31, 2017. The Company received payment of the outstanding note receivable from LIC on March 6, 2018. The Company received payment of the previous note receivable from LIC on June 23, 2016. Interest income of $2,000, represents interest earned on the Company’s money market account during the years ended December 31, 2017 and 2016.

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Costs and Expenses

Costs and expenses for the year ended December 31, 2017 decreased by $4,593,000 when compared to the same period in 2016 as follows:

			Increase
	2017	2016	(Decrease)
		($ in thousands)
COSTS, EXPENSES AND OTHER
Cost of real estate sales	$-	$747	$(747)
Interest expense	1,360	1,324	36
Interest expense -related party	-	3,832	(3,832)
Taxes and assessments	5	6	(1)
Consulting and accounting-
related party	37	38	(1)
Legal and professional	27	83	(56)
General and administrative	95	87	8
	$1,524	$6,117	$(4,593)

The cost of real estate sales for the year ended December 31, 2017 decreased by $747,000 compared to the year ended December 31, 2016, solely as a result of costs and expenses incurred in connection with the sales of real estate on June 21, 2016 and November 29, 2016. There was no such expense for the comparable period in 2017 because there were no sales of real estate during such period.

Interest expense relating to the Company’s current outstanding debt held by non-related parties, increased by $36,000 during the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily as a result of interest accruing on past due balances which increased at various intervals throughout the year for accrued but unpaid interest.

Interest expense-related party decreased by $3,832,000 during the year ended December 31, 2017, compared to December 31, 2016. Proceeds from the June 2016 Property sale was used by the Company to repay the outstanding principal of the primary lender debt of the $500,000 first mortgage note, which was held by PGIP, and the $1,500,000 collateralized convertible debenture principal, which was held by LIC and Love-1989. With the repayment of such principal, no additional interest expense was accrued with respect to such collateralized debt subsequent to June 23, 2016.

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Taxes and assessments decreased by $1,000 in 2017 when compared to the same period in 2016 as a result of lower real estate tax expense due primarily to the sale of the Property sold to the Florida DOT on June 21, 2016.

Consulting and accounting expense was $37,000 and $38,000 for the years ended December 31, 2017 and 2016, respectively. A quarterly consulting fee is paid to Love Real Estate Company (“LREC”), an affiliate of LIC, of one-tenth of one percent of the carrying value of the Company’s assets. In addition, accounting service fees of $33,600 were paid to LREC in 2017 and 2016.

Legal and professional expenses decreased by $56,000 during the year ended December 31, 2017 when compared to the same period in 2016. Additional legal expenses were incurred in 2016 in connection with the evaluation of the Company’s business alternatives. Other professional expenses of $18,000 were incurred during the year ended December 31, 2017 relating to environmental remediation services incurred for a parcel in Citrus County, Florida.

General and administrative expenses increased by $8,000 during the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to an increase in tax fees for the year ended December 31, 2017 of $11,000 compared to the year ended December 31, 2016. In addition, insurance expense decreased by $2,000 for the year ended December 31, 2017 due to the sale of the Property on June 23, 2016. There was also a decrease in general administrative expenses of $1,000 as a result of lower stock transfer agent fees relating to common stock for the year ended December 31, 2017 compared to 2016.

The Company recognized an income tax expense of $57,000 during the year ended December 31, 2017 for the 2016 Alternative Minimum tax on the 2016 gain recognized on the sales of real estate.

 A net loss of $1,566,000 ($.41 per share loss) was incurred for the year ended December 31, 2017. This compared to net income of $2,892,000 ($.42 per share-basic) realized for the year ended December 31, 2016, which included a gain of $8,258,000 from sales of real estate during the year ended December 31, 2016. Included in the 2017 and 2016 income and loss per share computation is $640,000 ($.12 per share of Common Stock) of annual cumulative preferred stock dividends in arrears.

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

FINANCIAL CONDITION

Total assets decreased by $226,000 at December 31, 2017 compared to total assets at December 31, 2016 reflecting the following changes:

	2017	2016	Increase (Decrease)
	($ in thousands)
Cash	$159	$958	$(799)
Receivables-related party	573	-	573
Land inventory	14	14	-
Other assets	42	42	-
	$788	$1,014	$(226)

Net cash used in operating activities was $239,000 for the year ended December 31, 2017 compared to cash provided by operations of $2,774,000 for the year ended December 31, 2016. Net cash provided by or used in operations consists of cash received from operations less cash expended for operations.

Cash received from operations during the year ended December 31, 2017 was $2,000, which represents interest income earned on the Company’s money market account. Cash received from operations in the year ended December 31, 2016 was $9,009,000, which represented $9,005,000 received from real estate sales, $2,000 in interest income earned on the Company’s money market account and $2,000 in related party interest payments received from the Company’s note receivable with LIC.

Cash expended for operations during the year ended December 31, 2017 was $241,000, which represents a decrease of $5,994,000 compared to cash expended for operations of $6,235,000 in the year ended December 31, 2016. The decrease primarily is a result of payments of $5,925,000 for accrued related party interest paid on collateralized debt and payments of $122,000 for costs of real estate sales in the year ended December 31, 2016.

Related party receivables increased by $573,000 during the year ended December 31, 2017, due to two short-term notes receivable with LIC of $560,000 and accrued interest receivable of $13,000. The short-term loans to LIC bears interest at 4.5% per annum with an original maturity date of December 31, 2017; however, extended to December 31, 2018. The short-term notes receivable were subsequently paid in full during March, 2018. During the year ended December 31, 2016 investing activities provided $183,000 of cash, which primarily consisted of $178,000 of net principal repayments of the Company’s short-term note with LIC, in addition to restricted cash of $5,000 from PGIP, the first mortgage lender, which was released upon the sale of property and satisfaction of the primary lender debt obligation owed to PGIP.

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net cash used in financing activities during the year ended December 31, 2016 was $2,000,000 for principal repayments consisting of $500,000 in primary lender debt paid to PGIP and $1,500,000 in collateralized convertible debentures paid to LIC and Love-1989. There were no financing activities during the year ended December 31, 2017.

Related party receivables increased by $573,000 during the year ended December 31, 2017 due to the short-term note receivable with LIC of $560,000 and accrued interest receivable of $13,000. The short-term loan to LIC bears interest at 4.5% per annum. The Company received payment of the outstanding note receivable on March 6, 2018.

Liabilities were $91,048,000 at December 31, 2017 compared to $89,708,000 at December 31, 2016, reflecting the following changes:

			Increase
	2017	2016	(Decrease)
	($ in thousands)
Accounts payable and accrued expenses	$209	$230	$(21)
Accrued real estate taxes	4	4	-
Accrued interest	28,250	26,889	1,361
Accrued interest-related party	52,915	52,915	-
Notes payable	1,198	1,198	-
Convertible subordianted debentures payable	8,472	8,472	-
	$91,048	$89,708	$1,340

Accounts payable and accrued expenses decreased by $21,000 at December 31, 2017, compared to December 31, 2016, with decreases primarily representing current liabilities as of December 31, 2016 of $20,000 for legal services incurred in connection with the evaluation of the Company’s business focus alternatives, and a decrease in accrued expenses of $19,000 in environmental remediation expenses that were previously accrued by the Company. In addition, there were increases in accrued expenses of $11,000 in increased tax fees, and $8,000 for the accrual of the current year’s annual administration fees relating to the 6% subordinated convertible debentures.

Accrued interest increased by $1,361,000 at December 31, 2017 compared to December 31, 2016 reflecting changes in the following accrued interest categories:

			Increase
	2017	2016	(Decrease)
	($ in thousands)
Convertible subordinated debentures	$25,032	$23,743	$1,289
Other	3,218	3,146	72
	$28,250	$26,889	$1,361

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

There was an increase of $1,361,000 of accrued interest relating to the Company’s outstanding debt during the year ended December 31, 2017. The accrued interest relating to convertible subordinated debentures increased due to the additional accrual of interest on the nonpayment of previously accrued interest on the Company’s debentures (see Note 8 to the consolidated financial statements under Item 8). The notes payable and convertible subordinated debentures, including accrued interest, are past due.

The Company’s stockholders’ deficiency increased to $90,260,000 at December 31, 2017 from a $88,694,000 stockholders’ deficiency at December 31, 2016, reflecting the 2017 operating loss of $1,566,000.

Off-Balance Sheet Arrangements

The Company has no Off-Balance Sheet Arrangements.

Recent Accounting Standards

Accounting Standards Update (ASU) No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, is effective for interim and annual periods ending after December 15, 2016 and, accordingly, this is discussed in Footnote 2 to the financial statements.

ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, is effective for interim and annual periods ending after December 15, 2017, and accordingly, this is discussed in Footnote 2 to the financial statements.

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

Not Applicable

Item 8.
Financial Statements and Supplementary Data Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors
and Stockholders
PGI Incorporated
St. Louis, Missouri

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of PGI Incorporated and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ deficiency and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has a significant accumulated deficit and is in default of certain sinking fund and interest payments on its convertible subordinated debentures.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard to these matters are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BKD, LLP

We have served as the Company’s auditor since 2001.

St. Louis, Missouri
March 23, 2018

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
December 31, 2017 and 2016
($ in thousands, except share data)

ASSETS			LIABILITIES
	2017	2016		2017	2016
Cash	$159	$958	Accounts payable and
			accrued expenses (Note 6)	$209	$230
Receivables-related party	573	-
(Note 14)			Accrued real estate taxes	4	4
Land Inventory (Note 4)	14	14	(Note 6)

			Accrued Interest:
Other assets (Note 5)	42	42	Subordinated convertible
			debentures (Note 8)	25,032	23,743

			Convertible debentures-
			related party (Note 9)	52,915	52,915

			Other (Note 7)	3,218	3,146

			Credit Agreements:
			Notes payable (Note 7)	1,198	1,198
			Subordinated convertible
			debentures payable (Note 8)	8,472	8,472

				91,048	89,708
			Commitments and
			Contingencies (Note 13)	-	-

			STOCKHOLDERS' DEFICIENCY
			Preferred stock, par value
			$1.00 per share; authorized
			5,000,000 shares; 2,000,000
			Class A cumulative
			convertible shares issued
			and outstanding; (liquidation
			preference of $8,000,000
			and cumulative dividends)
			(Note 11)	2,000	2,000

			Common stock, par value
			$.10 per share; authorized
			25,000,000 shares; 5,317,758
			shares issued and outstanding
			(Note 11)	532	532
			Paid-in capital	13,498	13,498

			Accumulated deficit	(106,290)	(104,724)
				(90,260)	(88,694)
	$788	$1,014		$788	$1,014

See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2017 and 2016
($ in thousands, except per share data)

	2017	2016
Revenues:
Real estate sales	$-	$9,005
Interest income	2	2
Interest income-related party	13	2
	15	9,009

Costs and expenses:
Cost of real estate sales	-	747
Interest	1,360	1,324
Interest-related party	-	3,832
Taxes and assessments	5	6
Consulting and accounting-related party	37	38
Legal and professional	27	83
General and administrative	95	87
	1,524	6,117
Net Income (Loss)
before income taxes	(1,509)	2,892
Income tax expense	(57)	-
Net Income (Loss)	$(1,566)	$2,892

Net Income (Loss) Per Share
Available to Common Stockholders
Basic (Note 16)	$(0.41)	$0.42

Net Income (Loss) Per Share
Available to Common Stockholders
Diluted (Note 16)	$(0.41)	$0.35

See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2017 and 2016
($ in thousands)

	2017	2016
Cash flows from operating activites:

Cash received from operations:

Real estate sales	$-	$9,005
Interest Income	2	2
Interest income-related party	-	2
	2	9,009
Cash expended for operations:

Cost of real estate sales	1	122
Interest-related party	-	5,925
Taxes and assessments	5	10
Consulting and accounting-related party	38	37
Legal and professional	66	74
General and administrative	74	67
Income tax	57	-
	241	6,235
Net cash flows provided by (used in)
operating activites	(239)	2,774

Cash flows from investing activities:
Net (advances) repayments of notes receivable
-related party	(560)	178
Release of restricted cash	-	5
Net cash flows provided by (used in)
investing activities	(560)	183

Cash flows from financing activities:
Principal payments on notes payable	-	(2,000)
Net cash flows used in financing activities	-	(2,000)

Net change in cash	(799)	957

Cash at beginning of year	958	1
Cash at end of year	$159	$958

See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years ended December 31. 2017 and 2016
($ in thousands)

	2017	2016
Reconciliation of net income (loss) to net cash
provided by (used in) operating activities:

Net income (loss)	$(1,566)	$2,892

Decrease (increase) in assets:
Land Inventory	-	625
Interest receivable-related party	(13)	-
Prepaid Expenses	-	2

Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(21)	24
Accrued interest	1,361	1,324
Accrued interest-related party	-	(2,093)

Net cash flows provided by (used in)
operating activities	$(239)	$2,774

Supplemental Cash Flow:
Income taxes paid	$57	$-

See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
Years ended December 31, 2017 and 2016
($ in thousands, except share data)

	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
Balances at 1/1/16	2,000,000	$2,000	5,317,758	$532	$13,498	$(107,616)	$(91,586)

Net Income	-	-	-	-	-	2,892	2,892
Balances at 12/31/16	2,000,000	2,000	5,317,758	532	13,498	(104,724)	$(88,694)

Net Loss	-	-	-	-	-	(1,566)	(1,566)
Balances at 12/31/17	2,000,000	$2,000	5,317,758	$532	$13,498	$(106,290)	$(90,260)

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

The Company has a significant accumulated deficit and is in default of certain sinking fund and interest payments on its convertible subordinated debentures (Note 8).

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

Revenue and Profit Recognition

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” which requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or servies. We anticipate adopting this standard using the modified retrospective approach. The adoption of ASU 2014-09 will not have a material impact on the Company’s consolidated financial statements.

Acreage

Sales of undeveloped and developed acreage tracts are recognized, net of any deferred revenue and valuation discount.

Land Inventory

Land inventory is stated at cost.

3.
Real Estate Sales and Interest Income:

Real estate sales and cost of real estate sales consisted of:

	2017	2016
	($ in thousands)
Real estate sales	$-	$9,005
Cost of real estate sales	-	747
Gross profit margin	$-	$8,258

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

3.
Real Estate Sales and Interest Income (continued):

During the year ended December 31, 2016, the Company sold approximately 369 acres located in Hernando County, Florida (“the Property”) for $9,000,000 to the State of Florida Department of Transportation (“Florida DOT”) and sold a small parcel of land to the South Oak Village Association in Citrus County, Florida. There were no real estate sales in 2017.

Interest income totaled $15,000 for the year ended December 31, 2017 compared to interest income of $4,000 for the year ended December 31, 2016. Related party interest income increased by $11,000 during the year ended December 31, 2017 to $13,000 from $2,000 for the comparable period in 2016. The related party interest income for the year ended December 31, 2017 is a result of the Company’s investment in a $560,000 short term note with LIC, which investment was made during the year ended December 31, 2017 with an original maturity of December 31, 2017, which was extended one year. The Company received payment of the outstanding note receivable from LIC in March, 2018. The Company received payment of the previous note receivable from LIC on June 23, 2016. Interest income of $2,000, represents interest earned on the Company’s money market account during the years ended December 31, 2017 and 2016.

4.
Land Inventory:

Land inventory consisted of:

	2017	2016
	($ in thousands)
Fully improved land	14	14
	$14	$14

5.
Other Assets:

Other assets consisted of:

	2017	2016
	($ in thousands)
Deposit with Trustee of 6.5%
debentures	$41	$41
Deferred charges	1	1
	$42	$42

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

6.
Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consisted of:

	2017	2016
	($ in thousands)
Accounts payable	$15	$26
Accrued audit/tax expense	47	46
Accrued consulting fees-related party	1	1
Environmental remediation
obligations	-	19
Accrued debenture fees	145	137
Accrued miscellaneous	1	1
	$209	$230

Accrued Real Estate Taxes:
Accrued real estate taxes consisted of:

	2017	2016
	($ in thousands)
Current accrued real estate taxes	$4	$4

7.
Notes Payable:

Notes payable consisted of the following:

	2017	2016
	($ in thousands)
Notes Payable-
At prime plus 2%, due October 1, 1984	$176	$176
At prime plus 2%, due October 1, 1987	1,000	1,000
Non-interest bearing, due August 1, 1993	22	22
	$1,198	$1,198

The prime rate at December 31, 2017 and 2016, was 4.5% and 3.75%, respectively.

During the year ended December 31, 2016, the Company paid the primary lender debt of $500,000 and all accrued interest totaling $470,000 to PGIP, the holder of the first mortgage note and an affiliate of the Company upon receipt of the proceeds of the sale of the Property on June 23, 2016.

The overall weighted-average interest rate for the Company’s credit agreements with its notes and mortgages was approximately 6.0% and 5.9% at December 31, 2017 and 2016, respectively.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

7.
Notes Payable (continued):

Accrued interest on notes payable was $3,218,000 and $3,146,000 at December 31, 2017 and 2016, respectively.

All of the outstanding notes payable including accrued interest are past due.

8.
Subordinated Convertible Debentures Payable:

Subordinated debentures payable consisted of:

	2017	2016
	($ in thousands)
6.5%, due June, 1991	$447	$447
6%, due May, 1992	8,025	8,025
	$8,472	$8,472

The Trustee of the 6.5% subordinated convertible debentures, which matured in June 1991, with an original face amount of $1,034,000, provided notice of a final distribution to holders of such debentures on September 2, 2014. In connection with such final distribution, the Trustee has maintained a debenture reserve fund with a balance of $41,000 as of December 31, 2017 and 2016, available for distribution to holders of such debentures who surrender their respective debenture certificates.

During the year ended December 31, 2017 and 2016, there were no 6.5% subordinated convertible debentures that were surrendered by their respective debenture holders and no funds were utilized from the debenture reserve account.

The 6.5% Subordinated convertible debenture balances are as follows:

	2017	2016
	($ in thousands)
Original face value	$1,034	$1,034
Outstanding debenture principal balance	447	447
Accrued and unpaid interest balance	846	817
Debenture reserve account balance	41	41

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

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

8.
Subordinated Convertible Debentures Payable (continued):

Since issuance, $650,000 and $152,000 of the 6.5% and 6% debentures, respectively, have been converted into common stock. This conversion feature is no longer in effect.

The Company is in default of certain sinking fund and interest payments on both subordinated convertible debentures totaling $8,472,000 in principal plus accrued and unpaid interest of $25,032,000 and $23,743,000 as of December 31, 2017 and 2016, respectively.

The debentures are not collateralized and are not subordinate to each other, but are subordinate to senior indebtedness ($1,198,000 at December 31, 2017 and 2016). Payment of dividends on the Company’s common stock is restricted under the terms of the two indentures pursuant to which the outstanding debentures are issued.

In order to maximize the amounts realized for the debt holders, the Company has been and intends to continue to seek buyers for the remaining landholdings.

No assurances are offered regarding the timing of or the values to be realized from future land sales.

9
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

Accrued interest was $52,915,000 at December 31, 2017 and 2016, respectively.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

9.
Convertible Debentures Payable (continued):

In May 2008, LIC purchased $703,000 in principal amount of the Company’s convertible debentures from the previous debenture holder. The balance of the outstanding convertible debentures in the amount of $797,000, were held by Love-1989. The debentures held by Love-1989 and LIC were secured by a second mortgage behind PGIP on the 366 acres retained by the Company and a security interest behind that held by PGIP in the restricted proceeds escrow. The total debentures balance of $1,500,000 carried a maturity date of July 8, 1997 and were in default as of December 31, 2015. Interest on the debentures accrued at the rate of fourteen percent compounded quarterly. The Company’s primary lender credit agreements prohibit the payment of interest until such time as the primary lender loans are repaid.

10.
Income Taxes:

Reconciliation of the statutory federal income tax rates, 34% for the years ended December 31, 2017 and 2016, to the Company’s effective income tax rates follows:

	2017		2016
	($ in thousands)
		Percent of		Percent of
	Amount of tax	Pre-tax Income	Amount of tax	Pre-tax Loss
Expected tax (credit)	$(513)	-34.0%	$986	34.0%
State income taxes, net of
federal tax benefits	(60)	-4.0%	116	4.0%
Decrease in land inventory basis	-	0.0%	(160)	-6.0%
Decrease in environmental
liability	7	0.0%	2	0.0%
Increase (decrease) in valuation
allowance	623	41.0%	(944)	-32.0%
	$57	3.0%	$-	-

The Company recognized an income tax expense of $57,000 during the year ended December 31, 2017 for the 2016 Alternative Minimum tax on the 2016 gain recognized on the sales of real estate.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

10.
Income Taxes (continued):

At December 31, 2017, the Company had an operating loss carryforward of approximately $67,793,000 which will expire at various dates through 2036.

	2017	2016
	($ in thousands)
Deferred tax asset:
Net operating loss carryover	$16,948	$25,240
Expenses capitalized under IRC 263(a)	37	56
Environmental liability	-	7
Tax credits (AMT)	57	-
Valuation allowance	(17,042)	(25,303)

Net deferred tax asset	$-	$-

The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2014.

11.
Capital Stock:

Effective December 31, 2016, L-PGI liquidated and assigned the 2,260,706 shares of common stock of the Company and 1,875,000 shares of preferred stock of the Company, that were held by L-PGI to LIC, in conjunction with settling its remaining indebtedness. LICwas the general partner of L-PGI and is owned, directly or indirectly, by Andrew S. Love and Laurence A. Schiffer, which are the directors and executive officers of the Company.

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

The holders of the preferred stock are entitled to one vote per share and, except as provided by law, will vote as one class with the holders of the common stock. Class A preferred stockholders are also entitled to receive cumulative dividends at the annual rate of $.32 per share, an effective yield of 8%. Dividends accrued for an initial two year period and, at the expiration of this period, preferred stockholders had the option of receiving accumulated dividends, when and if declared by the Board of Directors, in cash (unless prohibited by law or contract) or common stock. At December 31, 2017 cumulative preferred dividends in arrears totaled $14,515,000 ($640,000 of which related to the year ended December 31, 2017). On May 15, 1997 preferred dividends accrued through April 25, 1995 totaling $4,260,000 were paid in the form of 2,000,203 shares of common stock.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

11.
Capital Stock (continued):

As of December 31, 2017 and 2016, the preferred stock is callable or redeemable at the option of the Company at $4.00 per share plus accrued and unpaid dividends. In addition, the preferred stock will be entitled to preference of $4.00 per share plus accrued and unpaid dividends in the event of liquidation of the Company.

At December 31, 2017 the Company had reserved 3,756,000 common shares for the conversion of preferred stock.

12.
Quarterly Results:

There were no significant transactions in the fourth quarter of 2017.

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

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

14.
Related Party Transactions (continued):

Effective December 31, 2016, L-PGI liquidated and assigned the 2,260,706 shares of common stock of the Company and 1,875,000 shares of preferred stock of the Company, that were held by L-PGI to LIC, in conjunction with settling its remaining indebtedness. LIC was the general partner of L-PGI and is owned, directly and indirectly, by Andrew S. Love and Laurence A. Schiffer, which are the directors and executive officers of the Company.

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
7.
Handle day-to-day accounting requirements

In addition, the Company receives office space, telephone service and computer service from LREC. A fee of $2,800 per month was accrued in 2017 and 2016. The Company made payments of $33,600 to LREC in 2017 and 2016 respectively for accounting service fees. There were no accrued accounting service fees as of December 31, 2017 and 2016.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

14.
Related Party Transactions (continued):

Effective March 25, 1987, the Company entered into a Management Consulting Agreement with LREC. As a consultant to the Company and in addition to the above services, LREC provides other services including, but not limited to, strategic planning, marketing and financing as requested by the Company. In consideration for these consulting services, the Company pays LREC a quarterly consulting fee of one-tenth of one percent of the carrying value of the Company’s assets, plus reasonable out-of-pocket expenses. As of December 31, 2017 and 2016, the carrying value of the Company’s assets was approximately $788,000 and $1,014,000, including $159,000 and $958,000 of cash, respectively. Consulting fees were $4,000 in 2017 and 2016. As of both December 31, 2017 and 2016, a total of $1,000 of unpaid fees had accrued under this agreement.

In 1985 a corporation owned by the former Chairman of the Board and his family made an uncollateralized loan to the Company, which at December 31, 2017 and 2016 had an outstanding principal balance of $176,000 plus accrued interest of $452,000 and $441,000, totaling an outstanding balance of $628,000 and $617,000, respectively. Interest accrued on this loan was $11,000 and $10,000 in 2017 and 2016, respectively.

The Company invested in a short-term note receivable of $560,000 with LIC during 2017, bearing interest at 4.5% per annum with an original maturity of December 31, 2017, which was extended one year through December 31, 2018. The interest receivable on the related party note receivable is $13,000 at December 31, 2017. The Company received payment of the outstanding note receivable from LIC in March, 2018.

The Company received payments of $178,000 for an outstanding note receivable balance from LIC during the year ended December 31, 2016. Interest income on this note receivable was $2,000 for the year ended December 31, 2016.

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

The estimated fair values of the Company’s financial instruments are as follows:

	2017		2016
	($ in thousands)
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash	$159	$159	$958	$958
Receivables	573	573	-	-
Accounts payable	15	15	26	26
Debt	9,670	-	9,670	-

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

16.
Income (Loss) Per Share:

The following is a summary of the calculations used in computing basic and diluted income (loss) per share:

	2017	2016
	($ in thousands, except share data)
Numerator:
BASIC
Net Income (Loss)	$(1,566)	$2,892
Preferred Dividends	(640)	(640)
Income (Loss) Available to Common Shareholders	$(2,206)	$2,252

DILUTED
Income (Loss) Available to Common Shareholders	$(2,206)	$2,252
Dilutive effect - Preferred Dividends	-	640
Dilutive effect - Converible debenture interest	-	614
Adjusted Income (Loss) Available to
Common Shareholders	$(2,206)	$3,506

Denominator:
BASIC
Weighted average amount of shares outstanding	5,317,758	5,317,758

DILUTED
Weighted average amount of shares outstanding	5,317,758	5,317,758
Dilutive effect of assumed conversion of
Preferred Stock	-	3,760,000
Dilutive effect of assumed conversion of
Debentures	-	872,418
Dilutive common shares	5,317,758	9,950,176

Income (Loss) per share
Basic	$(0.41)	$0.42
Diluted	$(0.41)	$0.35

Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.
Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) under the supervision and with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of the Company. Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017. There have been no changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ending December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9A.
Controls and Procedures (continued)

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concludes that, as of December 31, 2017, the Company’s internal control over financial reporting is effective.

Item 9B.
Other Information

Not Applicable

PART III

Item 10.
Directors, Executive Officers, and Corporate Governance.

The following information, regarding executive officers and directors of the Company, is as of March 23, 2018.

Name and Age	Position with Company and Business Experience During the Last Five Years

Laurence A. Schiffer (age 78)
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

Andrew S. Love (age 74)
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

The directors of the Company have determined that the Company does not have an audit committee financial expert serving on its board of directors (which acts as the Company’s audit committee). In addition, the Company has not adopted a code of ethics that applies to its principal executive officer and principal financial officer (principal accounting officer). The Company’s decision not to adopt a code of ethics or to have an audit committee financial expert are primarily attributable to the following reasons: (i) as a result of its continuing financial difficulties due to amounts owed on its debt, the Company is focused almost exclusively on the disposition of its remaining real estate; (ii) as described in Item 5, there have been no reported transactions in the Company’s Common Stock since January 29, 1991, other than the odd lot tender offer in 2003 and the assignment of the 2,260,706 shares of Company Common Stock by L-PGI to LIC in 2016; (iii) the board of directors of the Company consists of only two directors and these two directors are also the only executive officers of the Company; and (iv) the same person serves as the Company’s chief executive officer and chief financial officer.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company was not furnished any Forms 3, 4 or 5, or any amendments thereto, during our most recent fiscal year. Accordingly, the Company is not aware of any officer, director or beneficial owner of more than 10 percent of the Company’s registered securities that failed to file on a timely basis Forms 3, 4 and 5 required under Section 16(a) of the Securities Exchange Act of 1934, as amended, during fiscal year ended 2017.

Item 11.
Executive Compensation

The Company’s Chief Executive Officer and Chief Financial Officer is Mr. Laurence A. Schiffer. Because of the Company’s impaired financial condition, it does not compensate in any manner Mr. Schiffer or Mr. Love, the Company’s only other executive officer, for the services they perform for the Company in that capacity or in their capacity as directors of the Company. Management services are provided to the Company by Love Real Estate Company (“LREC”), which is an affiliate of Love Investment Company, pursuant to that certain Management Consulting Agreement by and between the Company and LREC dated March 25, 1987 (the “Management Agreement”). Mr. Schiffer and Mr. Love are employees of, and receive an annual salary from LREC. Neither the Company nor LREC maintains records, which would allow either of them to attribute any portion of the remuneration Mr. Schiffer receives from LREC to the management services he performs for the Company. See Item 13. “Certain Relationships and Related Party Transactions, and Director Independence” for additional information about the Management Agreement.

Neither Mr. Schiffer nor Mr. Love received fees from any source directly attributable to their services as directors of the Company during 2017.

Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below provides certain information as of March 23, 2018 regarding the beneficial ownership of the Common Stock and the Class A cumulative convertible preferred stock (the “Preferred Stock”) by each person known by the Company to be the beneficial owner of more than five percent of either the Common Stock or the Preferred Stock, each director of the Company (which persons are also the Company’s only executive officers), and by virtue of the foregoing, the directors and executive officers of the Company as a group.

			Percent of Total		Percent of
	Common	Preferred	Common	Preferred	Total Voting
Name(8)	Stock	Stock	Stock (1)	Stock	Power (1)
Estate of Harold Vernon	998,777(1)(2)	-	18.80%	-	13.70%
Mary Anne Johns Trust	- (2)(3)	125,000(3)	- (3)	6.30%	5.00%
Love Investment Company	2,260,706(4)	1,875,000(4)	42.50%	93.80%	56.50%
Andrew S. Love	2,263,215(5)	1,875,000(5)	42.60%	93.80%	56.50%
Laurence A. Schiffer	2,263,215(6)	1,875,000(6)	42.60%	93.80%	56.50%
All executive officers and directors
as a group (2 persons)	2,263,215(7)	1,875,000(7)	42.60%	93.80%	56.50%

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
4.
Love Investment Company (“LIC”) is a Missouri Corporation owned by Mr. Love, a Love trust and Mr. Schiffer. Messrs. Love and Schiffer serve as the executive officers and directors of LIC.
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
8.
Addresses for beneficial owners are as follows:

Estate of Harold Vernon	Love Investment Company	Laurence A. Schiffer
3201 W. Rolling Hills Circle	212 So. Central, Suite 304	212 So. Central, Suite 201
Davie, FL 33328	St. Louis, MO 63105	St. Louis, MO 63105

Mary Anne Johns Trust	Andrew S. Love
One Woodland Drive	212 So. Central, Suite 201
Punta Gorda, FL 33982	St. Louis, MO 63105

As of December 31, 2017, the Company did not have a compensation plan or individual compensation arrangement under which its equity securities may be issued.

Item 13.
Certain Relationships and Related Transactions, and Director Independence

The outstanding principal of the primary lender debt of $500,000 and all accrued interest totaling $470,000 was paid to PGIP, the holder of the first mortgage note and an affiliate of the Company on June 23, 2016, upon receipt of proceeds from the sale of the Property to the Florida DOT. The primary lender debt was secured by substantially all of the Company’s real estate. PGIP became the primary lender in March 1996, with the assignment by First Union, the Company’s former primary bank lender, of all its right, title and interest in and to the loan documents. PGIP is 100% owned by Hallmark Investment Corporation (“HIC”). Messrs. Love and Schiffer own approximately 90% of all the issued and outstanding voting stock of HIC and serve as the directors and officers of HIC. HIC along with Messrs. Love and Schiffer are the managers of PGIP. See also Note 14 to the Notes to Consolidated Financial Statements.

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

On June 23, 2016, the remaining principal of collateralized convertible debentures totaling $1,500,000 and a portion of the accrued interest related to such debentures totaling $5,455,000 was paid to the current holders of such debentures, LIC, and Love-1989, each affiliates of L-PGI. There was no interest expense with respect to such collateralized debt subsequent to June 23, 2016. See Note 9 and Note 14 to the Notes to Consolidated Financial Statements.

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

The Company maintains its administration and accounting offices with the offices of LREC in St. Louis, Missouri. LREC, a Missouri Corporation, is owned by Mr. Love and Mr. Schiffer, and is located at 212 South Central Avenue, St. Louis, Missouri 63105. A fee of $2,800 per month was accrued in 2017 and 2016 and the Company made payments of $33,600 to LREC in 2017 and 2016, for the services described in the next paragraph. There were no accrued accounting service fees as of December 31, 2017 and 2016.

The following is a list of services provided by LREC during 2017:

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

Effective as of March 25, 1987, the Company entered into the Management Agreement with LREC. As a consultant to the Company and in addition to the above services, LREC provides other services including, but not limited to, strategic planning, marketing, and financing as requested by the Company. In consideration for these consulting services, the Company pays LREC a quarterly consulting fee of one-tenth of one percent of the book value of the Company’s assets, plus reasonable out-of-pocket expenses. As of December 31, 2017 and 2016, the book value of the Company’s assets was $788,000 and $1,014,000. Consulting fees accrued and paid were $4,000 in both 2017 and 2016. As of December 31, 2017 and 2016, a total of $1,000 of unpaid fees had accrued under the Management Agreement. The Management Agreement will continue in effect until terminated upon 90 days prior written notice by a majority vote of the Company’s directors.

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

The Company invested in a short-term note receivable of $560,000 with LIC during 2017, bearing interest at 4.5% per annum. With an original maturity of December 31, 2017, which was extended one year through December 31, 2018. The interest receivable on the related party note receivable is $13,000 at December 31, 2017. The Company received payment of the outstanding note receivable in March, 2018.

The Company received payments of $178,000 for an outstanding note receivable balance from LIC during the year ended December 31, 2016. Interest income on this note receivable was $2,000 for the year ended December 31, 2016.

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

Item 14.
Principal Accountant Fees and Services

Audit and tax fees rendered by BKD, LLP, the principal accountant of the Company, for the fiscal years ended December 31, 2017 and December 31, 2016 were:

	2017	2016
	($ in thousands)
Audit Fees	$41	$41
Audit related fees	2	2
Tax fees	13	4
	$56	$47

Audit related fees are comprised of administrative fees related to the audit of the financial statements.

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
Report of Independent Registered Public Accounting Firm
b.
Consolidated Statements of Financial Position as of December 31, 2017 and 2016
c.
Consolidated Statements of Operations for the Years Ended December 31, 2017 and 2016
d.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017 and 2016
e.
Consolidated Statements of Stockholders' Deficiency for the Years Ended December 31, 2017 and 2016
f.
Notes to Consolidated Financial Statements

2.
Financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

3.
Exhibit Index

The following exhibits are filed or incorporated herein by reference and are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

2.           Inapplicable.

3.1
Restated Articles of Incorporation of PGI Incorporated executed September 4, 1998 with certificate from the State of Florida dated October 27, 1998 (filed as Exhibit 3.1 to Registrant’s September 30, 1998 Form 10-QSB and incorporated herein by reference).

3.2
Certificate of the Designation, Powers, Preferences and Relative Rights, and the Qualifications, Limitations or Restrictions Thereof, which have not been set forth in the Articles of Incorporation, of the Class A Cumulative Convertible Preferred Stock, effective as of March 24, 1987 (filed as Exhibit 3.2 to Registrant’s Form 10-K Annual Report for the year ended December 31, 1986 (“1986 Form 10-K”).

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

9.
Inapplicable.

10.1
Purchase Agreement by and between Sugarmill Woods, Inc. and State of Florida, Department of Transportation, including addendum thereto, effective June 17, 2016 (filed as Exhibit 10.1 to the Registrant’s Form 8-K current report dated June 23, 2016 and incorporated herein by reference).

10.2
Purchase and Sale Agreement (for Parcel No. 104) by and between Sugarmill Woods, Inc. and the State of Florida, Department of Transportation, including addendum thereto, effective June 17, 2016 (filed as Exhibit 10.2 to the Registrant’s Form 8-K current report dated June 23, 2016 and incorporated herein by reference).

10.3
Form of Convertible Debenture Agreement due April 30, 1992 between PGI Incorporated and Love-1989 Florida Partners, L.P. and Mortgage and Security Agreement dated July 28, 1989 between Sugarmill Woods, Inc. and Love-1989 Florida Partners, L.P. (filed as Exhibit 10.9 to the Registrant’s Form 10-K Annual Report for the year ended December 31, 1989).

10.4
Consulting Agreement between PGI Incorporated and Love Real Estate Company, dated as of March 25, 1987 (filed as Exhibit 10.7 to the 1986 Form 10-K).

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

PGI INCORPORATED (Registrant)

Date: March 23, 2018	By:	/s/ Laurence A. Schiffer
Laurence A. Schiffer, President (Duly Authorized Officer and Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew S. Love	Chairman of the Board	March 23, 2018
Andrew S. Love

/s/ Laurence A. Schiffer	Vice Chairman of the Board,	March 23, 2018
Laurence A. Schiffer	President, Principal Executive
Officer, Principal Financial Officer, and Principal Accounting Officer