Form 10-Q
period 2018-03-31
PGI INC
filed 2018-05-11
CIK 81157

FORM 10- Q
U.S SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of May 11, 2018, there were 5,317,758 shares of the registrant’s common stock, $.10 par value per share, outstanding.

PGI INCORPORATED AND SUBSIDIARIES

Form 10 – Q
For the Quarter Ended March 31, 2018

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
($ in thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Cash	$683	$159
Receivables-related party	-	573
Land inventory	14	14
Restricted sinking fund	41	41
Other assets	1	1
	$739	$788
LIABILITIES
Accounts payable and accrued expenses	$193	$209
Accrued real estate taxes	1	4
Accrued interest:
Subordinated convertible debentures payable	25,358	25,032
Convertible debentures payable-related party	52,915	52,915
Notes payable	3,237	3,218
Credit agreements:
Notes payable	1,198	1,198
Subordinated convertible debentures payable	8,472	8,472
	91,374	91,048
STOCKHOLDERS' DEFICIENCY
Preferred stock, par value $1.00 per share; authorized 5,000,000 shares; 2,000,000 Class A cumulative convertible shares issued and outstanding; (liquidation preference of $8,000 plus unpaid cumulative dividends of $14,675)	2,000	2,000
Common stock, par value $.10 per share; authorized 25,000,000 shares; 5,317,758 shares issued and outstanding	532	532
Paid-in capital	13,498	13,498
Accumulated deficit	(106,665)	(106,290)
	(90,635)	(90,260)
	$739	$788

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

Part I  Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2018	2017
REVENUES
Interest income	$1	$1
Interest income-related party	4	-
	5	1
COSTS AND EXPENSES
Interest	345	336
Taxes and assessments	1	1
Consulting and accounting-
related party	9	10
Legal and professional	4	21
General and administrative	21	25
	380	393
Net Loss before income taxes	(375)	(392)
Income tax expense	-	(57)
NET LOSS	$(375)	$(449)

NET LOSS PER SHARE(*)
AVAILABLE TO COMMON
STOCKHOLDERS-Basic and diluted	$(0.10)	$(0.11)

*Considers the effect of dividends on preferred stock for the three months ended March 31, 2018 and 2017.

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

Part I  Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2018	2017

Net cash used in operating activities	$(36)	$(64)
Cash Flows from investing activities:
Payments received on notes receivable-related party	560	-
Net cash provided by investing activities	560	-

Net change in cash	524	(64)

Cash at beginning of period	159	958

Cash at end of period	$683	$894

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PGI Incorporated (“PGI”) and its subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10 - Q and therefore do not include all disclosures necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The Company's independent registered public accounting firm included an explanatory paragraph regarding the Company's ability to continue as a going concern in their opinion on the Company's consolidated financial statements for the year ended December 31, 2017.

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

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2017 filed with the Securities and Exchange Commission.

The condensed consolidated statement of financial position of the Company as of December 31, 2017 has been derived from the audited consolidated statement of financial position as of that date.

The Company remains in default under the indentures governing its unsecured subordinated debentures. (See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 7, 8, and 9 to the Company's consolidated financial statements for the year ended December 31, 2017, as contained in the Company's Annual Report on Form 10 - K).

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the three months ended March 31, 2018 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2018 or any other interim period.

(2) Per Share Data

Basic per share amounts are computed by dividing net income (loss), after deducting current period dividends on the Company's preferred stock, by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for the three months ended March 31, 2018 and 2017 was 5,317,758.

Diluted per share amounts are computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and outstanding convertible debentures, if dilutive, into shares of common stock. For the three months ended March 31, 2018 and 2017, the assumed conversion of all outstanding convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

The following is a summary of the calculations used in computing basic and diluted loss per share for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,	March 31,
	2018	2017
	($ in thousands,
	except share and per share data)

Net Loss	$(375)	$(449)

Preferred dividends	(160)	(160)

Loss Available to	$(535)	$(609)
Common shareholders

Weighted Average Number
Of Common Shares
Outstanding	5,317,758	5,317,758

Basic and Diluted Loss
Per Common Share	$(0.10)	$(0.11)

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(3) Statement of Cash Flows

The Financial Accounting Standards Board Accounting Standards Codification Topic No. 230, “Statement of Cash Flows”, requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. There were no payments of interest for the three month periods ended March 31, 2018 and March 31, 2017.

(4) Receivables

Receivables consisted of:

	March 31,	December 31,
	2018	2017
	($ in thousands)
Note receivable-related party	$-	$560
Interest receivable-related party	-	13
	$-	$573

(5)
Land Inventory

Land inventory consisted of

	March 31,	December 31,
	2018	2017
	($ in thousands)
Fully improved land	$14	$14

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(6)
Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	March 31,	December 31,
	2018	2017
	($ in thousands)
Accounts payable	$3	$15
Accrued audit & professional	39	47
Accrued legal	2	-
Accrued consulting fees-related party	1	1
Accrued debenture fees	147	145
Accrued miscellaneous	1	1
	$193	$209

Accrued real estate taxes consisted of:
Current real estate taxes	$1	$4

(7)
Credit Agreements: Notes Payable and Subordinated Convertible Debentures Payable

Credit agreements consisted of the following:

	March 31,	December 31,
	2018	2017
	($ in thousands)
Notes payable - $1,176,000 bearing
interest at prime plus 2%,
the remainder non-interest bearing,
all past due	$1,198	$1,198

Subordinated convertible debentures payable:
At 6.5% interest; due June 1991	447	447
At 6% interest; due May 1992	8,025	8,025
	8,472	8,472
	$9,670	$9,670

The Trustee of the 6.5% subordinated convertible debentures, which matured in June, 1991, with an original face amount of $1,034,000, provided notice of final distribution to holders of such debentures on September 2, 2014. In connection with such final distribution, the Trustee has maintained a debenture reserve fund with a balance of $41,000 as of March 31, 2018 and December 31, 2017, available for final distribution to holders of such debentures who surrender their respective debenture certificates.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

During the three month period ended March 31, 2018 and during the year ended December 31, 2017, there were no 6.5% subordinated convertible debentures that were surrendered by their respective debenture holders and no funds were utilized from the debenture reserve account.

As of March 31, 2018 and December 31, 2017 the outstanding principal balance on such 6.5% subordinated convertible debentures that were not surrendered by the respective holders equals $447,000 plus accrued and unpaid interest of $853,000 and $846,000, respectively. If and when such remaining debentures are surrendered to the Trustee, the applicable portion of such principal and accrued interest will be recorded as debt and accrued interest forgiveness. As the Company has consistently stated in prior filings, the Company believes that any potential claims by the respective debenture holders on such 6.5% subordinated convertible debentures would be barred under the applicable statutes of limitations.

(8)
Income Taxes

Income tax expense of $57,000 was recognized during the three month period March 31, 2017 for the estimated 2016 Alternative Minimum Tax on the 2016 gain on sales of real estate. At December 31, 2017, the Company had an operating loss carryforward of approximately $68,129,000 available to reduce future taxable income. These operating losses expire at various dates through 2036.

The following summarizes the temporary differences of the Company at March 31, 2018 and December 31, 2017 at the statutory rate:

	March 31,	December 31,
	2018	2017
	($ in thousands)
Deferred tax asset
Net operating loss carryforward	$17,042	$16,948
Expenses capitalized under IRC 263(a)	37	37
Tax credits (AMT)	57	57
Valuation allowance	(17,136)	(17,042)
Total deferred tax asset	$-	$-

(9)
Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, other than debt, approximates fair value at March 31, 2018 and December 31, 2017 because of the short maturity of those instruments. It was not practicable to estimate the fair value of the Company’s notes payable and its convertible debentures because these debts are in default causing no basis for estimating value by reference to quoted market prices or current rates offered to the Company for debt of the same remaining maturities.

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

The Trustee of the 6.5% subordinated debentures, which matured in June 1991, with an original face amount of $1,034,000, provided notice of final distribution to holders of such debentures on September 2, 2014. In connection with such final distribution, the Trustee maintained a debenture reserve fund with a balance of $41,000 as of March 31, 2018 and December 31, 2017, respectively, which is available for final distribution to holders of such debentures who surrender their respective debenture certificates.

During the three month period ended March 31, 2018 and the year ended December 31, 2017, there were no 6.5% subordinated convertible debentures that were surrendered by their respective debenture holders and no funds were utilized from the debenture reserve account.

As of March 31, 2018 and December 31, 2017 the remaining outstanding principal balance on such 6.5% subordinated convertible debentures that have not been surrendered by the respective holders equals $447,000 plus accrued and unpaid interest of $853,000 and $846,000, respectively. If and when such remaining debentures are surrendered to the Trustee, the applicable portion of such principal and accrued interest will be recorded as debt and interest forgiveness. As the Company has consistently stated in prior filings, the Company believes that any potential claims by the respective debenture holders on such 6.5% subordinated convertible debentures would be barred under the applicable statutes of limitations.

As of March 31, 2018, the Company remained in default under its subordinated convertible debentures and notes payable, as well as the accrued interest with respect to its collateralized convertible debentures.

Results of Operations

Revenues for the three months ended March 31, 2018 increased by $4,000 when compared to the same period in 2017. Interest income of $1,000 for each of the three month periods ended March 31, 2018 and 2017 represents interest earned on the Company’s money market account. Interest income of $4,000 for the three month period ended March 31, 2018 represents related party interest on the short-term note receivable with Love Investment Company (“LIC”), the Company’s primary preferred stock shareholder. The Company received payment of the note receivable balance from LIC on March 6, 2018.

Expenses for the three month period ended March 31, 2018 decreased by $13,000 when compared to the same period in 2017 primarily as a result of a $17,000 decrease in legal and professional expenses due to expenses incurred during the period ended March 31, 2017 on a parcel in Citrus County requiring additional environmental remediation.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense relating to the Company’s current outstanding debt, held by non-related parties, increased by $9,000 during the three month period ended March 31, 2018 compared to the same period in 2017, primarily as a result of interest accruing on past due balances which increase at various intervals throughout the year for accrued but unpaid interest.

Consulting and accounting expense decreased by $1,000 during the three month period ended March 31, 2018 when compared to the same period in 2017. A quarterly consulting fee is paid to Love Real Estate Company (“LREC”), an affiliate of LIC, of one-tenth of one percent of the carrying value of the Company’s assets which have decreased since the same period in 2017.

General and administrative expenses during the three month period ended March 31, 2018 decreased by $4,000 when compared to the same period in 2017 primarily due to tax service fees incurred during the three month period ended March 31, 2017.

Income tax expense of $57,000 was recognized during the three month period ended March 31, 2017 for the estimated 2016 Alternative Minimum Tax on the 2016 gain on sales of real estate.

The Company incurred a net loss of $375,000 during the three month period ended March 31, 2018 compared to a net loss of $449,000 for the comparable period in 2017. After deducting preferred dividends, totaling $160,000 for the three month periods ended March 31, 2018 and 2017, with respect to the Class A Preferred Stock, a net loss per share of $(.10) and $(.11) was incurred for the three month periods ended March 31, 2018 and 2017. The total cumulative preferred dividends in arrears with respect to the Class A Preferred Stock through March 31, 2018 is $14,675,000.

Cash Flow Analysis

During the three month period ended March 31, 2018, the Company’s net cash used in operating activities was $36,000 compared to $64,000 for the comparable period in 2017. Cash provided by investing activities during the three month period ended March 31, 2018 consisted of note receivable proceeds received from LIC. There were no investing activities during the three months ended March 31, 2017.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Analysis of Financial Condition

Total assets decreased by $49,000 at March 31, 2018 compared to total assets at December 31, 2017, reflecting the following changes:

	March 31,	December 31,	Increase
	2018	2017	(Decrease)
		($ in thousands)
Cash	$683	$159	$524
Receivables-related party	-	573	(573)
Land and improvement inventories	14	14	-
Restricted sinking fund	41	41	-
Other assets	1	1	-
	$739	$788	$(49)

During the three month period ended March 31, 2018, cash increased by $524,000 and receivables-related party decreased by $573,000 compared to December 31, 2017 primarily as a result of the note receivable proceeds received from LIC.

Liabilities were approximately $91,374,000 at March 31, 2018 compared to approximately $91,048,000 at December 31, 2017, reflecting the following changes which resulted in a decrease of $326,000 of liabilities:

	March 31,	December 31,	Increase
	2018	2017	(Decrease)
		($ in thousands)
Accounts payable and accrued expenses	$193	$209	$(16)
Accrued real estate taxes	1	4	(3)
Accrued interest	81,510	81,165	345
Credit agreements:			-
Notes payable	1,198	1,198	-
Subordinated convertible
debentures payable	8,472	8,472	-

	$91,374	$91,048	$326

During the three month period ended March 31, 2018, the amount of accounts payable and accrued expenses decreased by $16,000 primarily as a result of timing differences. Accrued real estate taxes decreased by $3,000 during the three month period ended March 31, 2018 due to the payment of previously accrued taxes. Accrued interest during the three month period ended March 31, 2018 increased by $345,000 due to the amount of interest expense for such period. During the three month period ended March 31, 2018, the Company made no interest or principal payments on its outstanding notes payable and subordinated convertible debentures.

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

The principal and accrued interest amounts due as of March 31, 2018 are as indicated in the following table:

	March 31, 2018
	Principal	Accrued
	Amount Due	Interest
	($ in thousands)

Subordinated convertible debentures:
At 6 1/2%, due June 1991	$447	$853
At 6%, due May 1992	8,025	24,505
	$8,472	$25,358
Collateralized convertible debentures-related party:
At 14%, due July 8, 1997	$-	$52,915

Notes payable:
At prime plus 2%, all past due	$1,176	$3,237
Non-interest bearing	22	-
	$1,198	$3,237

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

The Company’s independent registered public accounting firm included an explanatory paragraph regarding the Company’s ability to continue as a going concern in their opinion on the Company’s consolidated financial statements for the year ended December 31, 2017.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018. There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PGI INCORPORATED
(Registrant)

Date: May 11, 2018	By:	/s/ Laurence A. Schiffer
Laurence A. Schiffer
President
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

PGI INCORPORATED AND SUBSIDIARIES

EXHIBIT INDEX

2	Inapplicable.

3.(i)	Inapplicable.

3.(ii)	Bylaws of PGI Incorporated and all amendments thereto.

4	Inapplicable.

10	Inapplicable.

11	Statement re: Computation of Per Share Earnings (Set forth in Note 2 of the Notes to Condensed Consolidated Financial Statements (Unaudited) herein).

15	Inapplicable.

18	Inapplicable.

19	Inapplicable.

22	Inapplicable.

23	Inapplicable.

24.	Inapplicable.

31(i).1	Principal Executive Officer certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31(i).2	Principal Financial Officer certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350.

95	Inapplicable.

99	Inapplicable.

100	Inapplicable.

101	Instance Document, Schema Document, Calculation Linkbase Document, Labels Linkbase Document, Presentation Linkbase Document and Definition Linkbase Document.*

* Furnished with this report.