Form 10-Q
period 2018-06-30
PGI INC
filed 2018-08-20
CIK 81157

 FORM 10- Q
 U.S SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of August 20, 2018, there were 5,317,758 shares of the registrant’s common stock, $.10 par value per share, outstanding.

PGI INCORPORATED AND SUBSIDIARIES

Form 10 – Q
For the Quarter Ended June 30, 2018

2

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
($ in thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Cash	$629	$159
Receivables-related party	-	573
Receivable	5	-
Land inventory	14	14
Restricted sinking fund	27	41
Other assets	1	1
	$676	$788
LIABILITIES
Accounts payable and accrued expenses	$198	$209
Accrued real estate taxes	2	4
Accrued interest:
Subordinated convertible debentures payable	25,384	25,032
Convertible debentures payable-related party	52,915	52,915
Notes payable	3,257	3,218
Credit agreements:
Notes payable	1,198	1,198
Subordinated convertible debentures payable	8,315	8,472
	91,269	91,048
STOCKHOLDERS' DEFICIENCY
Preferred stock, par value $1.00 per share;
authorized 5,000,000 shares; 2,000,000
Class A cumulative convertible shares issued
and outstanding; (liquidation preference of
$8,000 plus unpaid cumulative dividends of $14,835)	2,000	2,000
Common stock, par value $.10 per share;
authorized 25,000,000 shares; 5,317,758
shares issued and outstanding	532	532
Paid-in capital	13,498	13,498
Accumulated deficit	(106,623)	(106,290)
	(90,593)	(90,260)
	$676	$788

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

Part I  Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
REVENUES
Interest income	$1	$-	$2	$1
Interest income-related party	-	1	4	1
	1	1	6	2
COSTS AND EXPENSES
Interest	347	339	692	675
Forgiveness of debt
and interest	(111)	-	(443)	-
Taxes and assessments	2	1	3	2
Consulting and accounting-
related party	9	9	18	19
Legal and professional	24	4	28	25
General and administrative	20	21	41	46
	291	374	339	767
Net Income (Loss)	(290)	(373)	(333)	(765)
before income taxes
Income tax expense	-	-	-	(57)
NET INCOME (LOSS)	$(290)	$(373)	$(333)	$(822)

NET LOSS PER SHARE(*)
AVAILABLE TO COMMON
STOCKHOLDERS-Basic and diluted	$(0.08)	$(0.10)	$(0.12)	$(0.21)

*Considers the effect of dividends on preferred stock for the three and six months ended June 30, 2018 and 2017.

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

Part I  Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)
	Six Months Ended
	June 30,	June 30,
	2018	2017

Net cash used in operating activities	$(90)	$(213)
Cash Flows from investing activities:
Investment in notes receivable-related party	-	(500)
Payments received on notes receivable-related party	560	-
Net cash provided by (used in) investing activities	560	(500)

Net change in cash	470	(713)

Cash at beginning of period	159	958

Cash at end of period	$629	$245

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

The Company’s major efforts and activities have been, and continue to be, to sell assets of the Company, to repay its indebtedness, and to pay the ordinary on-going costs of operation of the Company. The potential values of the land parcels held for sale have been difficult to assess. While the Company will seek to realize full market value for each remaining asset, the amounts realized may be at substantial variance from its present financial statement carrying value. Certain of these assets may be of so little value and marketability that the Company may elect not to pay the real estate taxes on selected parcels, which may eventually result in a defacto liquidation of such property by subjecting such property to a tax sale. In management’s judgement, the remaining assets will be insufficient to satisfy much, if any, of the outstanding indebtedness and there will be no recoveries by the shareholders. Consequently, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Company remains in default under the indentures governing its unsecured subordinated debentures. (See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 7, 8, and 9 to the Company's consolidated financial statements for the year ended December 31, 2017, as contained in the Company's Annual Report on Form 10 - K).

All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the three and six months ended June 30, 2018 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2018 or any other interim period.

Restatement of Previously Issued Financial Statements

During the second quarter of 2018, the Company received information from the Trustee of the 6.5% subordinated convertible debentures for the six month period ending June 30, 2018 that included activity for the three month period ending March 31, 2018 which had not been previously provided. Accordingly, the financial statements for March 31, 2018 and for the three months ended as previously issued require restatement. Below is a summary of the adjustments/restatement as of March 31, 2018 and for the three months ended March 31, 2018.

	March 31, 2018
	As Reported	Adjustment	As Restated
	($ in thousands)
ASSETS
Restricted sinking fund	$41	$(11)	$30
Total assets	739	(11)	728

LIABILITIES
Accrued interest
Subordinated convertible debentures payable	25,358	(225)	25,133

Credit agreements
Subordinated convertible debentures payable	8,472	(118)	8,354

Total liabilities	91,374	(343)	91,031

STOCKHOLDERS' DEFICIENCY
Accumulated Deficit	(106,665)	(332)	(106,997)

Total stockholders' deficiency	(90,635)	(332)	(90,967)

Total liabilities and stockholders' deficiency	739	(11)	728

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

	Three months ended March 31, 2018
	As Reported	Adjustment	As Restated
	($ in thousands, except per share data)
COSTS AND EXPENSES
Forgiveness of debt and interest	-	332	332
Total Costs and Expenses	380	(332)	48
Net Loss before income taxes	(375)	332	(43)
NET LOSS	(375)	332	(43)

Loss Available to Common Shareholders	(535)	332	(203)
NET LOSS PER SHARE(*)
AVAILABLE TO COMMON
STOCKHOLDERS-Basic and diluted	$(0.10)	$0.06	$(0.04)

*Considers the effect of dividends on preferred stock for the three months ended
March 31, 2018.

During the three month period ended March 31, 2018, $11,000 of the debenture reserve funds were utilized in escheatment to states of respective debenture holders with $115,000 in face amount of debentures were effectively surrendered with escheatment of respective funds to the states of debenture holders. In addition, debentures with a face amount of $3,000 were surrendered by debenture holders. Accordingly, the Company has recognized $107,000 in forgiveness of debt during the three months ended March 31, 2018. In addition, accrued interest of $225,000 on such debentures that are considered surrendered was recorded as forgiveness of interest expense during the three months ended March 31, 2018.

(2)
Per Share Data

Basic per share amounts are computed by dividing net income (loss), after deducting current period dividends on the Company's preferred stock, by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for the three and six months ended June 30, 2018 and 2017 was 5,317,758.

Diluted per share amounts are computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and outstanding convertible debentures, if dilutive, into shares of common stock. For the three and six months ended June 30, 2018 and 2017 , the assumed conversion of all outstanding convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following is a summary of the calculations used in computing basic and diluted income (loss) per share for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
	($ in thousands, except share and per share data)

Net Income (Loss)	$(290)	$(373)	$(333)	$(822)

Preferred dividends	(160)	(160)	(320)	(320)

Loss Available to	$(450)	$(533)	$(653)	$(1,142)
Common shareholders

Basic and Diluted
Weighted Average Number
Of Common Shares
Outstanding	5,317,758	5,317,758	5,317,758	5,317,758

Basic and Diluted Loss
Per Common Share	$(0.08)	$(0.10)	$(0.12)	$(0.21)

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(3)
Statement of Cash Flows

The Financial Accounting Standards Board Accounting Standards Codification Topic No. 230, “Statement of Cash Flows”, requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. There were no payments of interest for the six month periods ended June 30, 2018 and 2017.

(4)
Receivables

Receivables consisted of:

	June 30,	December 31,
	2018	2017
	($ in thousands)
Legal receivable	$5	$-
Note receivable-related party	-	560
Interest receivable-related party	-	13
	$5	$573

(5)
Land Inventory

Land inventory consisted of

	June 30,	December 31,
	2018	2017
	($ in thousands)
Fully improved land	$14	$14

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(6)
Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	June 30,	December 31,
	2018	2017
	($ in thousands)
Accounts payable	$11	$15
Accrued audit & professional	36	47
Accrued consulting fees-related party	1	1
Accrued debenture fees	149	145
Accrued miscellaneous	1	1
	$198	$209

Accrued real estate taxes consisted of:
Current real estate taxes	$2	$4

(7)
Credit Agreements: Notes Payable and Subordinated Convertible Debentures Payable

Credit agreements consisted of the following:
	June 30,	December 31,
	2018	2017
	($ in thousands)
Notes payable - $1,176,000 bearing interest at prime plus 2%, the remainder non-interest bearing, all past due	$1,198	$1,198

Subordinated convertible debentures payable:
At 6.5% interest; due June 1991	290	447
At 6% interest; due May 1992	8,025	8,025
	8,315	8,472
	$9,513	$9,670

The Trustee of the 6.5% subordinated convertible debentures, which matured in June 1991, with an original face amount of $1,034,000, provided notice of final distribution to holders of such debentures on September 2, 2014. In connection with such final distribution, the Trustee maintains a debenture reserve fund with a balance of $27,000 and $41,000 as of June 30, 2018 and December 31, 2017, respectively, available for final distribution of $92 per $1,000 in face amount to holders of such debentures who surrender their respective debenture certificates.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The 6.5% Subordinated convertible debenture balances for the six months ended June 30, 3018 and year ended December 31, 2017 are as follows:

	June 30,	December 31,
	2018	2017
	($ in thousands)

Outstanding debenture principal balance	$290	$447
Face value of debentures surrendered	22	-
Face value of debentures escheated	135	-
Accrued and unpaid interest balance	558	846
Debenture reserve account balance	27	41
Debenture reserve funds utilized
in payment of final distribution	2	-
Debenture reserve funds utilized
in escheatment to states of debenture holders	12	-
Forgiveness of debt	143	-
Forgiveness of interest	300	-

During the six month period ended June 30, 2018, $14,000 of the debenture reserve funds were utilized with $2,000 disbursed in final distribution to debenture holders and $12,000 disbursed in escheatment to states of respective debenture holders as debentures with a face amount of $22,000 were surrendered by debenture holders and $135,000 in face amount of debentures were effectively surrendered with the escheatment of respective funds to the states of debenture holders. Accordingly, the Company has recognized $143,000 in forgiveness of debt during the six months ended June 30, 2018. In addition, accrued interest of $300,000 on such debentures that are considered surrendered was recorded as forgiveness of interest expense during the six months ended June 30, 2018. There were no debentures surrendered or escheated in 2017.

As of June 30, 2018, the outstanding principal balance on such 6.5% subordinated convertible debentures that were not surrendered by the respective holders, or escheated by the Trustee to the states of residence of the respective holders, equals $290,000 plus accrued and unpaid interest of $558,000. The outstanding principal balance on such respective debentures as of December 31, 2017 was $447,000 plus accrued and unpaid interest of $846,000.

If and when such remaining debentures are surrendered to the Trustee, or escheated to the states of residence of the respective debenture holders, the applicable portion of such principal and accrued interest will be recorded as debt and accrued interest forgiveness. As the Company has consistently stated in prior filings, the Company believes that any potential claims by the respective debenture holders on such 6.5% subordinated convertible debentures would be barred under the applicable statutes of limitations.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(9)
Income Taxes

Income tax expense of $57,000 was recognized during the six month period ended June 30, 2017 for the estimated 2016 Alternative Minimum Tax on the 2016 gain on sales of real estate. At December 31, 2017, the Company had an operating loss carryforward of approximately $67,793,000 available to reduce future taxable income. These operating losses expire at various dates through 2036.

The following summarizes the temporary differences of the Company at June 30, 2018 and December 31, 2017 at the statutory rate:

	June 30,	December 31,
	2018	2017
	($ in thousands)
Deferred tax asset
Net operating loss carryforward	$17,031	$16,948
Expenses capitalized under IRC 263(a)	37	37
Tax credits (AMT)	57	57
Valuation allowance	(17,125)	(17,042)
Total deferred tax asset	-	-

(10)
Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, other than debt, approximates fair value at June 30, 2018 and December 31, 2017 because of the short maturity of those instruments. It was not practicable to estimate the fair value of the Company’s notes payable and its convertible debentures because these debts are in default causing no basis for estimating value by reference to quoted market prices or current rates offered to the Company for debt of the same remaining maturities.

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

The Trustee of the 6.5% subordinated convertible debentures, which matured in June, 1991, with an original face amount of $1,034,000, provided notice of final distribution to holders of such debentures on September 2, 2014. In connection with such final distribution, the Trustee maintains a debenture reserve fund with a balance of $27,000 and $41,000 as of June 30, 2018 and December 31, 2017, respectively, available for final distribution of $92 per $1,000 in face amount to holders of such debentures who surrender their respective debenture certificates.

During the six month period ended June 30, 2018, $14,000 of the debenture reserve funds were utilized with $2,000 disbursed in final distribution to debenture holders and $12,000 disbursed in escheatment to states of respective debenture holders as debentures with a face amount of $22,000 were surrendered by debenture holders and $135,000 in face amount of debentures were effectively surrendered with the escheatment of respective funds to the states of debenture holders. Accordingly, the Company has recognized $143,000 in forgiveness of debt during the six months ended June 30, 2018. In addition, accrued interest of $300,000 on such debentures that are considered surrendered was recorded as forgiveness of interest expense during the six months ended June 30, 2018. There were no debentures surrendered or escheated in 2017.

As of June 30, 2018, the outstanding principal balance on such 6.5% subordinated convertible debentures that were not surrendered by the respective holders, or escheated by the Trustee to the states of residence of the respective holders, equals $290,000 plus accrued and unpaid interest of $558,000. If and when such remaining debentures are surrendered to the Trustee, or escheated to the states of residence of the respective debenture holders, the applicable portion of such principal and accrued interest will be recorded as debt and accrued interest forgiveness. As the Company has consistently stated in prior filings, the Company believes that any potential claims by the respective debenture holders on such 6.5% subordinated convertible debentures would be barred under the applicable statutes of limitations.

As of June 30, 2018, the Company remained in default under its subordinated convertible debentures and notes payable, as well as the accrued interest with respect to its collateralized convertible debentures.

Results of Operations

Revenue of $1,000 was realized for each of the three month periods ended June 30, 2018 and 2017. Interest income of $1,000 for the three month period ended June 30, 2018 represents interest earned on the Company’s money market account. Interest income of $1,000 for the three month period ended June 30, 2017 represents related party interest on the short-term note receivable with Love Investment Company (“LIC”), the Company’s primary preferred stock shareholder.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Expenses for the three month period ended June 30, 2018 decreased by $83,000 when compared to the same period in 2017 primarily due to recognition of $111,000 in forgiveness of debt and interest attributed to the 6.5% subordinated debentures which matured in June 1991, for which the final distribution of $92 per $1,000 in face amount was paid relating to debentures surrendered in face amount of $19,000 and $20,000 in face amount of debentures effectively surrendered with escheatment of the final distribution to the respective states of such debenture holders. Accrued interest in the amount of $75,000 on such surrendered or escheated debentures was recorded as forgiveness of interest expense during the three months ended June 30, 2018, and the principal amount of $39,000 was recognized as forgiveness of debt in such period. Interest expense relating to the Company’s current outstanding debt, held by non-related parties, increased by $8,000 during the three month period ended June 30, 2018 compared to the same period in 2017, primarily as a result of interest compounding on past due balances.

Legal and professional expenses increased by $20,000 during the three months ended June 30, 2018 when compared to the same period in 2017. Legal expenses increased by $12,000 during the three months ended June 30, 2018 compared to the same period in 2017 primarily as a result of legal expenses incurred in connection with reviewing and editing the Company’s Form 10K. Professional expenses increased by $8,000 when compared to the same period in 2017 as a result of expenses incurred on a parcel in Citrus County for which a report to the Florida Department of Environmental Protection (“FDEP”) has been filed to request satisfaction of environmental remediation efforts.

Taxes and assessments expense increased by $1,000 during the three months ended June 30, 2018 when compared to the same period in 2017. General and administrative expenses during the three month period ended June 30, 2018 decreased by $1,000 when compared to the same period in 2017 primarily as a result of decreased fees relating to the filing of the Company’s periodic reports.

The company incurred a net loss of $290,000 for the three months ended June 30, 2018 compared to net loss of $373,000 for the three months ended June 30, 2017. After deducting preferred dividends, totaling $160,000 for the three month periods ended June 30, 2018 and 2017, with respect to the Class A Preferred Stock, a net loss per share of $(.08) and $(.10) was incurred for the three month periods ended June 30, 2018 and 2017, respectively. The total cumulative preferred dividends in arrears with respect to the Class A Preferred Stock through June 30, 2018 is $14,835,000.

Revenues for the six months ended June 30, 2018 increased by $4,000 when compared to the same period in 2017. Interest income earned on the Company’s money market account increased by $1,000 during the six months ended June 30, 2018 compared to the same period in 2017. Related party interest income increased by $3,000 during the six months ended June 30, 2018 to $4,000 from $1,000 for the comparable period in 2017. The related party interest income is the result of the Company’s investment in a $560,000 short term note with LIC, the Company’s primary preferred stock shareholder.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Expenses, including income tax expenses, for the six months ended June 30, 2018 decreased by $485,000 when compared to the same period in 2017 primarily due to the $443,000 in forgiveness of debt and interest attributed to the 6.5% subordinated debentures which matured in June 1991, for which the final distribution of $92 per $1,000 in face amount was paid relating to debentures surrendered in face amount of $22,000 and $135,000 in face amount of debentures effectively surrendered with escheatment of final distribution to the respective states of such debenture holders. Interest expense relating to the Company’s current outstanding debt, held by non-related parties, increased by $17,000 during the six month period ended June 30, 2018 compared to the same period in 2017, primarily as a result of interest compounding on past due balances.

Legal and professional expenses during the six month period ended June 30, 2018 increased by $3,000 when compared to the same period in 2017. Legal expenses increased by $10,000 during the six months ended June 30, 2018 compared to the same period in 2017 primarily as a result of legal expenses incurred in connection with reviewing and editing the Company’s Form 10K. Professional expenses decreased by $7,000 when compared to the same period in 2017 as a result expenses incurred during the period ended June 30, 2017 on a parcel in Citrus County requiring additional environmental remediation.

Taxes and assessments expense increased by $1,000 during the six month period ended June 30, 2018 when compared to the same period in 2017. Consulting and accounting-related party expenses decreased by $1,000 during the six month period ended June 30, 2018 when compared to the same period in 2017. A quarterly consulting fee is paid to Love Real Estate Company (“LREC”), an affiliate of LIC, of one-tenth of one percent of the carrying value of the Company’s assets which have decreased since the same period in 2017.

General and administrative expenses during the six month period ended June 30, 2018 decreased by $5,000 when compared to the same period in 2017 primarily as a result of decreased fees related to the filing of the Company’s periodic reports.

Income tax expense of $57,000 was recognized during the six month period ended June 30, 2017 for the estimated 2016 Alternative Minimum Tax on the 2016 gain on sales of real estate.

The Company incurred a net loss of $333,000 during the six month period ended June 30, 2018 compared to a net loss of $822,000 for the comparable period in 2017. After deducting preferred dividends, totaling $320,000 for the six month periods ended June 30, 2018 and 2017, with respect to the Class A Preferred Stock, net loss per share of $(.12) and $(.21) was incurred for the six month periods ended June 30, 2018 and 2017, respectively.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow Analysis

During the six month period ended June 30, 2018, the Company’s net cash used in operating activities was $90,000 compared to $213,000 for the comparable period in 2017. Cash provided by investing activities during the six month period ended June 30, 2018 consisted of note receivable proceeds received from LIC. There were no investing activities during the six months ended June 30, 2018.

Analysis of Financial Condition

Total assets decreased by $112,000 at June 30, 2018 compared to total assets at December 31, 2017, reflecting the following changes:

	June 30,	December 31,	Increase
	2018	2017	(Decrease)
		($ in thousands)
Cash	$629	$159	$470
Receivables-related party	-	573	(573)
Receivable	5	-	5
Land inventory	14	14	-
Restricted sinking fund	27	41	(14)
Other assets	1	1	-
	$676	$788	$(112)

During the six month period ended June 30, 2018, cash increased by $470,000 and receivables-related party decreased by $573,000 compared to December 31, 2017, primarily as a result of the note receivable proceeds received from LIC on March 7, 2018.

The Company paid a legal retainer of $5,000 during the six months ended June 30, 2018 which is expected to be refunded.

During the six month period ended June 30, 2018, $14,000 of the 6.5% subordinated convertible debenture restricted sinking funds were utilized with $2,000 disbursed in final distribution to debenture holders and $12,000 disbursed in escheatment to states of respective debenture holders. There were no surrendered or escheated 6.5% subordinated convertible debentures for the year ended December 31, 2017.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liabilities were approximately $91,269,000 at June 30, 2018 compared to approximately $91,048,000 at December 31, 2017, reflecting the following changes which resulted in an increase of $221,000 of liabilities:

	June 30,	December 31,	Increase
	2018	2017	(Decrease)
		($ in thousands)
Accounts payable and accrued expenses	$198	$209	$(11)
Accrued real estate taxes	2	4	(2)
Accrued interest	81,556	81,165	391
Credit agreements:			-
Notes payable	1,198	1,198	-
Subordinated convertible
debentures payable	8,315	8,472	(157)

	$91,269	$91,048	$221

During the six month period ended June 30, 2018, the amount of accounts payable and accrued expenses decreased by $11,000 primarily as a result of timing differences. Accrued real estate taxes decreased by $2,000 during the six month period ended June 30, 2018 due to the payment of previously accrued taxes. Accrued interest during the six month period ended June 30, 2018 increased by $391,000 as a result of $691,000 of interest expense for such period which was offset by accrued interest in the amount of $300,000 on the 6.5% subordinated convertible debentures that have been surrendered by debenture holders or effectively surrendered by escheatment of the respective debenture reserve funds and recorded as forgiveness of interest expense. During the six month period ended June 30, 2018, the Company made no interest or principal payments on its outstanding notes payable and subordinated convertible debentures.

The Trustee of the 6.5% subordinated convertible debentures, which matured in June 1991, with an original face amount of $1,034,000, provided notice of a final distribution to holders of such debentures on September 2, 2014. During the six months ended June 30, 2018, 6.5% subordinated with a face amount of $22,000 were surrendered by debenture holders and $135,000 in face amount of debentures were effectively surrendered with the escheatment of respective debenture reserve funds by the Trustee to the states of such debenture holders.

The Company remains in default on the entire principal amount plus interest (including certain sinking fund and interest payments with respect to the subordinated convertible debentures) of its subordinated convertible debentures and notes payable as well as the remaining accrued interest owed with respect to the collateralized convertible debentures.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The principal and accrued interest amounts due as of June 30, 2018 are as indicated in the following table:

	June 30, 2018
	Principal	Accrued
	Amount Due	Interest
	($ in thousands)

Subordinated convertible debentures:
At 6.5%, due June 1991	$290	$558
At 6%, due May 1992	8,025	24,826
	$8,315	$25,384
Collateralized convertible debentures-related party:
At 14%, due July 8, 1997	$-	$52,915

Notes payable:
At prime plus 2%, all past due	$1,176	$3,257
Non-interest bearing	22	-
	$1,198	$3,257

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective such that information relating to our Company required to be disclosed in our SEC report contained a material weakness in internal control over financial reporting with resources necessary to implement an appropriate level of review controls to properly evaluate the completeness and accuracy of information obtained from outside sources. We plan to take additional steps to ensure completeness and accuracy of information obtained from outside sources. We believe this will greatly decrease any internal control issues we may encounter in the future.

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

PGI INCORPORATED (Registrant)

Date: August 20, 2018	By:	/s/ Laurence A. Schiffer
Laurence A. Schiffer
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