Form 10-Q
period 2018-09-30
PGI INC
filed 2018-11-09
CIK 81157

 FORM 10- Q
 U.S SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   No X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of November 9, 2018, there were 5,317,758 shares of the registrant’s common stock, $.10 par value per share, outstanding.

PGI INCORPORATED AND SUBSIDIARIES
Form 10 – Q
For the Quarter Ended September 30, 2018

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements
PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
($ in thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Cash	$607	$159
Receivables-related party	-	573
Land inventory	14	14
Restricted sinking fund	13	41
Other assets	1	1
	$635	$788
LIABILITIES
Accounts payable and accrued expenses	$253	$209
Accrued real estate taxes	3	4
Accrued interest:
Subordinated convertible debentures payable	25,417	25,032
Convertible debentures payable-related party	52,915	52,915
Notes payable	3,278	3,218
Credit agreements:
Notes payable	1,198	1,198
Subordinated convertible debentures payable	8,163	8,472
	91,227	91,048
STOCKHOLDERS' DEFICIENCY
Preferred stock, par value $1.00 per share;
authorized 5,000,000 shares; 2,000,000
Class A cumulative convertible shares issued
and outstanding; (liquidation preference of
$8,000 plus unpaid cumulative dividends of $14,995)	2,000	2,000
Common stock, par value $.10 per share;
authorized 25,000,000 shares; 5,317,758
shares issued and outstanding	532	532
Paid-in capital	13,498	13,498
Accumulated deficit	(106,622)	(106,290)
	(90,592)	(90,260)
	$635	$788

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

Part I  Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
REVENUES
Interest income	$-	$1	$2	$2
Interest income-related party	-	6	4	7
	-	7	6	9
COSTS AND EXPENSES
Interest	347	341	1,039	1,016
Forgiveness of debt
and interest	(432)	-	(875)	-
Taxes and assessments	1	2	4	4
Consulting and accounting-
related party	9	9	27	28
Legal and professional	41	2	69	27
General and administrative	33	19	74	65
	(1)	373	338	1,140
Net Income (Loss)	1	(366)	(332)	(1,131)
before income taxes
Income tax expense	-	-	-	(57)
NET INCOME (LOSS)	$1	$(366)	$(332)	$(1,188)

NET LOSS PER SHARE(*)
AVAILABLE TO COMMON
STOCKHOLDERS-Basic and diluted	$(0.03)	$(0.10)	$(0.15)	$(0.31)

*Considers the effect of dividends on preferred stock for the three and nine months ended September 30, 2018 and 2017.

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

Part I  Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)
	Nine Months Ended
	September 30,	September 30,
	2018	2017

Net cash used in operating activities	$(112)	$(232)
Cash Flows from investing activities:
Investment in notes receivable-related party	-	(560)
Payments received on notes receivable-related party	560	-
Net cash provided by (used in) investing activities	560	(560)

Net change in cash	448	(792)

Cash at beginning of period	159	958

Cash at end of period	$607	$166

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

All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2018 or any other interim period.

(2) Per Share Data

Basic per share amounts are computed by dividing net income (loss), after deducting current period dividends on the Company's preferred stock, by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for the three and nine months ended September 30, 2018 and 2017 was 5,317,758.

Diluted per share amounts are computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and outstanding convertible debentures, if dilutive, into shares of common stock. For the three and nine months ended September 30, 2018 and 2017, the assumed conversion of all outstanding convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following is a summary of the calculations used in computing basic and diluted income (loss) per share for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
	($ in thousands, except share and per share data)

Net Income (Loss)	$1	$(366)	$(332)	$(1,188)

Preferred dividends	(160)	(160)	(480)	(480)

Loss Available to	$(159)	$(526)	$(812)	$(1,668)
Common shareholders

Basic and Diluted
Weighted Average Number
Of Common Shares
Outstanding	5,317,758	5,317,758	5,317,758	5,317,758

Basic and Diluted Loss
Per Common Share	$(0.03)	$(0.10)	$(0.15)	$(0.31)

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(3) Statement of Cash Flows

The Financial Accounting Standards Board Accounting Standards Codification Topic No. 230, “Statement of Cash Flows”, requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. There were no payments of interest for the nine month periods ended September 30, 2018 and 2017.

(4) Receivables

Receivables consisted of:
	September 30,	December 31,
	2018	2017
	($ in thousands)
Note receivable-related party	$-	$560
Interest receivable-related party	-	13
	$-	$573

(5) Land Inventory

Land inventory consisted of
	September 30,	December 31,
	2018	2017
	($ in thousands)
Fully improved land	$14	$14

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(6) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	September 30,	December 31,
	2018	2017
	($ in thousands)
Accounts payable	$57	$15
Accrued audit & professional	43	47
Accrued consulting fees-related party	1	1
Accrued debenture fees	151	145
Accrued miscellaneous	1	1
	$253	$209

Accrued real estate taxes consisted of:
Current real estate taxes	$3	$4

(7) Credit Agreements: Notes Payable and Subordinated Convertible Debentures Payable

Credit agreements consisted of the following:
	September 30,	December 31,
	2018	2017
	($ in thousands)
Notes payable - $1,176,000 bearing
interest at prime plus 2%,
the remainder non-interest bearing,
all past due	$1,198	$1,198

Subordinated convertible debentures payable:
At 6.5% interest; due June 1991	138	447
At 6% interest; due May 1992	8,025	8,025
	8,163	8,472
	$9,361	$9,670

The Trustee of the 6.5% subordinated convertible debentures, which matured in June 1991, with an original face amount of $1,034,000, provided notice of final distribution to holders of such debentures on September 2, 2014. In connection with such final distribution, the Trustee maintains a debenture reserve fund with a balance of $13,000 and $41,000 as of September 30, 2018 and December 31, 2017, respectively, available for final distribution of $92 per $1,000 in face amount to holders of such debentures who surrender their respective debenture certificates.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The 6.5% Subordinated convertible debenture balances for the nine months ended September 30, 2018 and year ended December 31, 2017 are as follows:

	September 30,	December 31,
	2018	2017
	($ in thousands)

Outstanding debenture principal balance	$138	$447
Face value of debentures surrendered	22	-
Face value of debentures escheated	287	-
Accrued and unpaid interest balance	268	846
Debenture reserve account balance	13	41
Debenture reserve funds utilized
in payment of final distribution	2	-
Debenture reserve funds utilized
in escheatment to states of debenture holders	26	-
Forgiveness of debt	281	-
Forgiveness of interest	594	-

During the nine month period ended September 30, 2018, $28,000 of the debenture reserve funds were utilized with $2,000 disbursed in final distribution to debenture holders and $26,000 disbursed in escheatment to states of respective debenture holders as debentures with a face amount of $22,000 were surrendered by debenture holders and $287,000 in face amount of debentures were effectively surrendered with the escheatment of respective funds to the states of debenture holders. Accordingly, the Company has recognized $281,000 in forgiveness of debt during the nine months ended September 30, 2018. In addition, accrued interest of $594,000 on such debentures that are considered surrendered was recorded as forgiveness of interest expense during the nine months ended September 30, 2018. There were no debentures surrendered or escheated in 2017.

As of September 30, 2018, the outstanding principal balance on such 6.5% subordinated convertible debentures that were not surrendered by the respective holders, or escheated by the Trustee to the states of residence of the respective holders, equals $138,000 plus accrued and unpaid interest of $268,000. The outstanding principal balance on such respective debentures as of December 31, 2017 was $447,000 plus accrued and unpaid interest of $846,000.

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

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(9) Income Taxes

Income tax expense of $57,000 was recognized during the nine month period ended September 30, 2017 for the estimated 2016 Alternative Minimum Tax on the 2016 gain on sales of real estate. At December 31, 2017, the Company had an operating loss carryforward of approximately $67,793,000 available to reduce future taxable income. These operating losses expire at various dates through 2036.

The following summarizes the temporary differences of the Company at September 30, 2018 and December 31, 2017 at the statutory rate:

	September 30,	December 31,
	2018	2017
	($ in thousands)
Deferred tax asset
Net operating loss carryforward	$17,031	$16,948
Expenses capitalized under IRC 263(a)	37	37
Tax credits (AMT)	57	57
Valuation allowance	(17,125)	(17,042)
Total deferred tax asset	$-	$-

(10) Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, other than debt, approximates fair value at September 30, 2018 and December 31, 2017 because of the short maturity of those instruments. It was not practicable to estimate the fair value of the Company’s notes payable and its convertible debentures because these debts are in default causing no basis for estimating value by reference to quoted market prices or current rates offered to the Company for debt of the same remaining maturities.

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

The Trustee of the 6.5% subordinated convertible debentures, which matured in June, 1991, with an original face amount of $1,034,000, provided notice of final distribution to holders of such debentures on September 2, 2014. In connection with such final distribution, the Trustee maintains a debenture reserve fund with a balance of $13,000 and $41,000 as of September 30, 2018 and December 31, 2017, respectively, available for final distribution of $92 per $1,000 in face amount to holders of such debentures who surrender their respective debenture certificates.

During the nine month period ended September 30, 2018, $28,000 of the debenture reserve funds were utilized with $2,000 disbursed in final distribution to debenture holders and $26,000 disbursed in escheatment to states of respective debenture holders as debentures with a face amount of $22,000 were surrendered by debenture holders and $287,000 in face amount of debentures were effectively surrendered with the escheatment of respective funds to the states of debenture holders. Accordingly, the Company has recognized $281,000 in forgiveness of debt during the nine months ended September 30, 2018. In addition, accrued interest of $594,000 on such debentures that are considered surrendered was recorded as forgiveness of interest expense during the nine months ended September 30, 2018. There were no debentures surrendered or escheated in 2017.

As of September 30, 2018, the outstanding principal balance on such 6.5% subordinated convertible debentures that were not surrendered by the respective holders, or escheated by the Trustee to the states of residence of the respective holders, equals $138,000 plus accrued and unpaid interest of $268,000. If and when such remaining debentures are surrendered to the Trustee, or escheated to the states of residence of the respective debenture holders, the applicable portion of such principal and accrued interest will be recorded as debt and accrued interest forgiveness. As the Company has consistently stated in prior filings, the Company believes that any potential claims by the respective debenture holders on such 6.5% subordinated convertible debentures would be barred under the applicable statutes of limitations.

As of September 30, 2018, the Company remained in default under its subordinated convertible debentures and notes payable, as well as the accrued interest with respect to its collateralized convertible debentures.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

There was no revenue for the three month period ended September 30, 2018. Revenue of $7,000 was realized for the three month period ended September 30, 2017. Interest income of $1,000 for the three month period ended September 30, 2017 represents interest earned on the Company’s money market account. Interest income of $6,000 for the three month period ended September 30, 2017 represents related party interest on the short-term note receivable with Love Investment Company (“LIC”), the Company’s primary preferred stock shareholder.

Expenses for the three month period ended September 30, 2018 decreased by $374,000 when compared to the same period in 2017 primarily due to recognition of $432,000 in forgiveness of debt and interest attributed to the 6.5% subordinated debentures which matured in June 1991, for which the final distribution of $92 per $1,000 in face amount was paid relating to debentures effectively surrendered in face amount of $152,000 with escheatment of the final distribution to the respective states of such debenture holders. Accrued interest in the amount of $294,000 on such escheated debentures was recorded as forgiveness of interest expense during the three months ended September 30, 2018, and the principal amount of $138,000 was recognized as forgiveness of debt in such period. Interest expense relating to the Company’s current outstanding debt, held by non-related parties, increased by $6,000 during the three month period ended September 30, 2018 compared to the same period in 2017, primarily as a result of interest compounding on past due balances.

Legal and professional expenses increased by $39,000 during the three months ended September 30, 2018 when compared to the same period in 2017. Legal expenses increased by $37,000 during the three months ended September 30, 2018 compared to the same period in 2017 primarily as a result of legal expenses incurred in connection with research on the effect of surrender of debentures escheated to the states of debenture holders. In addition, legal expenses increased by $2,000 when compared to the same period in 2017 as a result of legal expenses relating to a common ground transfer of title matter in Citrus County, Florida.

Taxes and assessments expense decreased by $1,000 during the three months ended September 30, 2018 when compared to the same period in 2017. General and administrative expenses during the three month period ended September 30, 2018 increased by $14,000 when compared to the same period in 2017 primarily as a result of increased fees relating to review of the Company’s Form 10Q and disclosure of the effect of surrender of debentures escheated to the states of debenture holders.

The Company realized net income of $1,000 for the three months ended September 30, 2018 compared to net loss of $366,000 for the three months ended September 30, 2017. After deducting preferred dividends, totaling $160,000 for the three month periods ended September 30, 2018 and 2017, with respect to the Class A Preferred Stock, a net loss per share (basic) of $(.03) and $(.10) was incurred for the three month periods ended September 30, 2018 and 2017, respectively. The total cumulative preferred dividends in arrears with respect to the Class A Preferred Stock through September 30, 2018 is $14,995,000.

Revenues for the nine months ended September 30, 2018 decreased by $3,000 when compared to the same period in 2017. Related party interest income decreased by $3,000 during the nine months ended September 30, 2018 for the comparable period in 2017. The related party interest income is the result of the Company’s investment in a $560,000 short term note with LIC, the Company’s primary preferred stock shareholder.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Expenses, including income tax expenses, for the nine months ended September 30, 2018 decreased by $859,000 when compared to the same period in 2017 primarily due to the $875,000 in forgiveness of debt and interest attributed to the 6.5% subordinated debentures which matured in June 1991, for which the final distribution of $92 per $1,000 in face amount was paid relating to debentures surrendered in face amount of $22,000 and $287,000 in face amount of debentures effectively surrendered with escheatment of final distribution to the respective states of such debenture holders. Interest expense relating to the Company’s current outstanding debt, held by non-related parties, increased by $23,000 during the nine month period ended September 30, 2018 compared to the same period in 2017, primarily as a result of interest compounding on past due balances.

Legal and professional expenses during the nine month period ended September 30, 2018 increased by $42,000 when compared to the same period in 2017. Legal expenses increased by $49,000 during the nine months ended September 30, 2018 compared to the same period in 2017 primarily as a result of legal expenses incurred in connection with reviewing and editing the Company’s Form 10K and in connection with research on the effect of surrender of debentures escheated to the states of debenture holders. Professional expenses decreased by $7,000 when compared to the same period in 2017 as a result expenses incurred during the period ended September 30, 2017 on a parcel in Citrus County requiring additional environmental remediation.

Consulting and accounting-related party expenses decreased by $1,000 during the nine month period ended September 30, 2018 when compared to the same period in 2017. A quarterly consulting fee is paid to Love Real Estate Company (“LREC”), an affiliate of LIC, of one-tenth of one percent of the carrying value of the Company’s assets which have decreased since the same period in 2017.

General and administrative expenses during the nine month period ended September 30, 2018 increased by $9,000 when compared to the same period in 2017 primarily as a result of increased fees relating to review of the Company’s Form 10Q and disclosure of the effect of surrender of debentures escheated to the states of debenture holders.

Income tax expense of $57,000 was recognized during the nine month period ended September 30, 2017 for the estimated 2016 Alternative Minimum Tax on the 2016 gain on sales of real estate.

The Company incurred a net loss of $332,000 during the nine month period ended September 30, 2018 compared to a net loss of $1,188,000 for the comparable period in 2017. After deducting preferred dividends, totaling $480,000 for the nine month periods ended September 30, 2018 and 2017, with respect to the Class A Preferred Stock, net loss per share of $(.15) and $(.31) was incurred for the nine month periods ended September 30, 2018 and 2017, respectively.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow Analysis

During the nine month period ended September 30, 2018, the Company’s net cash used in operating activities was $112,000 compared to $232,000 for the comparable period in 2017. Cash provided by investing activities during the nine month period ended September 30, 2018 consisted of note receivable proceeds received from LIC, the Company’s primary preferred shareholder. Cash used in investing activities during the nine month period ended September 30, 2017 consisted of a $560,000 short-term loan to LIC.

Analysis of Financial Condition

Total assets decreased by $153,000 at September 30, 2018 compared to total assets at December 31, 2017, reflecting the following changes:

	September 30,	December 31,	Increase
	2018	2017	(Decrease)
		($ in thousands)
Cash	$607	$159	$448
Receivables-related party	-	573	(573)
Land inventory	14	14	-
Restricted sinking fund	13	41	(28)
Other assets	1	1	-
	$635	$788	$(153)

During the nine month period ended September 30, 2018, cash increased by $448,000 and receivables-related party decreased by $573,000 compared to December 31, 2017, primarily as a result of the note receivable proceeds received from LIC on March 7, 2018.

During the nine month period ended September 30, 2018, $28,000 of the 6.5% subordinated convertible debenture restricted sinking funds were utilized with $2,000 disbursed in final distribution to debenture holders and $26,000 disbursed in escheatment to states of respective debenture holders. There were no surrendered or escheated 6.5% subordinated convertible debentures for the year ended December 31, 2017.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liabilities were approximately $91,227,000 at September 30, 2018 compared to approximately $91,048,000 at December 31, 2017, reflecting the following changes which resulted in an increase of $179,000 of liabilities:

	September 30,	December 31,	Increase
	2018	2017	(Decrease)
		($ in thousands)
Accounts payable and accrued expenses	$253	$209	$44
Accrued real estate taxes	3	4	(1)
Accrued interest	81,610	81,165	445
Credit agreements:
Notes payable	1,198	1,198	-
Subordinated convertible
debentures payable	8,163	8,472	(309)

	$91,227	$91,048	$179

During the nine month period ended September 30, 2018, the amount of accounts payable and accrued expenses increased by $44,000 primarily as a result of timing differences. Accrued real estate taxes decreased by $1,000 during the nine month period ended September 30, 2018 due to the payment of previously accrued taxes. Accrued interest during the nine month period ended September 30, 2018 increased by $445,000 as a result of $1,039,000 of interest expense for such period which was offset by accrued interest in the amount of $594,000 on the 6.5% subordinated convertible debentures that have been surrendered by debenture holders or effectively surrendered by escheatment of the respective debenture reserve funds and recorded as forgiveness of interest expense. During the nine month period ended September 30, 2018, the Company made no interest or principal payments on its outstanding notes payable and subordinated convertible debentures.

The Trustee of the 6.5% subordinated convertible debentures, which matured in June 1991, with an original face amount of $1,034,000, provided notice of a final distribution to holders of such debentures on September 2, 2014. During the nine months ended September 30, 2018, 6.5% subordinated with a face amount of $22,000 were surrendered by debenture holders and $287,000 in face amount of debentures were effectively surrendered with the escheatment of respective debenture reserve funds by the Trustee to the states of such debenture holders.

The Company remains in default on the entire principal amount plus interest (including certain sinking fund and interest payments with respect to the subordinated convertible debentures) of its subordinated convertible debentures and notes payable as well as the remaining accrued interest owed with respect to the collateralized convertible debentures.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The principal and accrued interest amounts due as of September 30, 2018 are as indicated in the following table:

	September 30, 2018
	Principal	Accrued
	Amount Due	Interest
	($ in thousands)

Subordinated convertible debentures:
At 6.5%, due June 1991	$138	$268
At 6%, due May 1992	8,025	25,149
	$8,163	$25,417
Collateralized convertible debentures-related party:
At 14%, due July 8, 1997	$-	$52,915

Notes payable:
At prime plus 2%, all past due	$1,176	$3,278
Non-interest bearing	22	-
	$1,198	$3,278

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018. There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PGI INCORPORATED (Registrant)

Date: November 9, 2018	By:	/s/ Laurence A. Schiffer
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