Form 10-K
period 2018-12-31
PGI INC
filed 2019-02-25
CIK 81157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 – K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2018 cannot be determined. See Item 5 of Form 10-K.

The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of February 25, 2019, 5,317,758 shares of Common Stock, par value $.10 per share, were outstanding.

PGI INCORPORATED AND SUBSIDIARIES
FORM 10 – K - 2018
Contents and Cross Reference Index

Part No.	Item No.	Description	Form 10-K Page No.

I	1	Business	3

	1A	Risk Factors	3

	1B	Unresolved Staff Comments	3

	2	Properties	3

	3	Legal Proceedings	3

	4	Mine Safety Disclosures	3

II	5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	4

	6	Selected Financial Data	4

	7	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	5

	7A	Quantitative and Qualitative Disclosures About Market Risk	12

	8	Financial Statements and Supplementary Data	13

	9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	32

	9A	Controls and Procedures	32

	9B	Other Information	33

III	10	Directors, Executive Officers and Corporate Governance	34

	11	Executive Compensation	35

	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	35

	13	Certain Relationships and Related Transactions, and Director Independence	36

	14	Principal Accountant Fees and Services	39

IV	15	Exhibits and Financial Statement Schedules	40

	16	Form 10-K Summary	41

Signatures			42

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

The Company’s remaining land inventory consists of 6 single family lots, an approximate 7 acre parcel and some other minor parcels of real estate consisting of easements in Citrus County, Florida, which are owned through its wholly-owned subsidiary, Sugarmill Woods, Inc. (“Sugarmill Woods”). In addition, Punta Gorda Isles Sales, Inc. (“PGIS”), a wholly-owned subsidiary of the Company, owns 12 parcels of real estate in Charlotte County, Florida, which total approximately 60 acres, but these parcels have limited value because of associated developmental constraints such as wetlands, easements, and/or other obstacles to development and sale.

As of December 31, 2018, the Company had no employees, and all services provided to the Company are through contract services.

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

Item 3. Legal Proceedings

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no public trading market for the Company’s common equity securities. There have been no reported transactions in the Company’s common stock, par value $.10 (the “Common Stock”), since January 29, 1991, with the exception of the odd lot tender offer by PGIP LLC (“PGIP”), an affiliate of the Company, in 2003 which was described previously in the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2004 and the 2,260,706 shares of Common Stock assigned by Love-PGI Partners, L.P. (“L-PGI”) to Love Investment Company (“LIC”), an affiliate of L-PGI, effective December 31, 2016.

The following over-the-counter market quotations, obtained from www.otcmarkets.com, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Quarter End Date	Price	Volume
9/30/2017	$0.00	1,985
3/31/2017	$0.00	1,245

No dividends have ever been paid on the Common Stock, and payment of dividends on the Common Stock is restricted under the terms of the two indentures (one of which matured on June 1, 1991 and the other on May 1, 1992) pursuant to which the Company’s outstanding subordinated convertible debentures were issued and by the terms of the Company’s preferred stock. As of December 31, 2018, to the Company’s knowledge, there were 553 holders of record of the Company’s Common Stock and 347 debenture holders.

Item 6. Selected Financial Data

Not Applicable

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

 The liabilities of the Company exceed the reported value of its assets. Management’s efforts and activities have been, and continue to be, to sell assets of the Company to repay its indebtedness and to pay the ordinary administrative expenditures in keeping an inactive company in existence. The aggregate remaining land inventory is less than 70 acres, consisting of multiple parcels located in two Florida counties. These parcels have limited value because of associated development constraints such as wetlands, easements and other obstacles to development and sale. At December 31, 2018 the carrying value of the land inventory was $14,000. The Company is seeking to realize full market value for such land. However, certain land parcels may be of so little value and marketability that the Company may elect not to pay the real estate taxes on selected parcels, which may eventually result in a defacto liquidation of such property by subjecting such property to a tax sale.

In management’s judgment, the assets will be insufficient to satisfy much, if any, of the outstanding indebtedness of the Company. Consequently, there is substantial doubt about the Company’s ability to continue as a “going concern,” as that term is used for generally accepted accounting purposes. The asset carrying values shown in the financial statements, are judged to be reasonable estimates of the value, when viewed in the context of the entirety of the financial statements.

The Company’s financial statement indebtedness includes the: (i) 6.5% subordinated convertible debentures, which matured in June, 1991, with a remaining face amount of $138,000; (ii) its 6.0% subordinated convertible debentures which matured in May, 1992, with a remaining face amount of $8,025,000; and (iii) various notes payable, with a remaining face amount of $1,198,000.

With respect to the 6.5% subordinated convertible debentures, the Trustee provided notice of final distribution to the holders of such debentures on September 2, 2014. In connection with such final distribution, the Trustee maintained a debenture reserve fund with a balance of $13,000 and $41,000 as of December 31, 2018 and 2017, respectively, which is available for final distribution of $92 per $1,000 in face amount to remaining holders of such debentures who surrender their respective debenture certificates.

During the year ended December 31, 2018, $28,000 of the debenture reserve funds were utilized with $2,000 disbursed in final distribution to debenture holders and $26,000 disbursed in escheatment to states of respective debenture holders as debentures with a face amount of $22,000 were surrendered by debenture holders and $287,000 in face amount of debentures were effectively surrendered with the escheatment of respective funds to the states of debenture holders, respectively. Accordingly, the Company has recognized $281,000 in forgiveness of debt during the year ended December 31, 2018. In addition, accrued interest of $594,000 on such debentures that are considered surrendered was recorded as forgiveness of interest expense during the year ended December 31, 2018. There were no debentures surrendered or escheated in 2017 and no funds were utilized from the debenture reserve account.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of December 31, 2018, the outstanding principal balance on such 6.5% subordinated convertible debentures that were not surrendered by the respective holders, or escheated by the Trustee to the states of residence of the respective holders, equals $138,000 plus accrued and unpaid interest of $270,000. The outstanding principal on such respective debentures as of December 31, 2017 was $447,000 plus accrued and unpaid interest of $846,000.

The 6.5% subordinated convertible debenture balances for the years ended December 31, 2018 and 2017 are as follows:

	2018	2017
	($ in thousands)

Original face value	$1,034	$1,034
Outstanding debenture principal balance	138	447
Face value of debentures surrendered	22	-
Face value of debentures escheated	287	-
Accrued and unpaid interest balance	270	846
Debenture reserve account balance	13	41
Debenture reserve funds utilized
in payment of final distribution	2	-
Debenture reserve funds utilized
in escheatment to states of debenture holders	26	-
Forgiveness of debt	281	-
Forgiveness of interest	594	-

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

In addition to the convertible subordinated debentures noted above, the Company’s financial statement indebtedness includes its 6.0% subordinated convertible debentures which matured in May, 1992, with a remaining face amount of $8,025,000.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The cumulative amount due for the 6.5% and 6% subordinated convertible debentures as of December 31, 2018 is as follows:

	2018
	Principal	Unpaid
	Amount Due	Interest
	($ in thousands)

6.5% Subordinated debentures due June 1, 1991	$138	$270
6% Subordinated debentures due May 1, 1992	8,025	25,474
	$8,163	$25,744

Both issues of subordinated convertible debentures have been in payment default for over twenty-five years. It is unclear whether any action on behalf of the bondholders is presently likely, given the negative net worth of the Company and continuing passage of time. Further, the Company believes that if claims were to be asserted with respect to the 6.5% subordinated convertible debentures which matured on June 1, 1991, they would be barred under the applicable statutes of limitations.

If such claims are barred, the Company will likely recognize income in like amount for income tax purposes, without the receipt of any cash. Management estimates that the potential income tax liability may be largely averted by the insolvency exception of the tax laws and the utilization of the Company’s tax loss carryforwards, which as of December 31, 2018 totaled approximately $68,477,000.

Even if claims by the subordinated convertible debenture holders are barred in full and there is no cash tax consequence to the Company as a result of the utilization of the tax loss carry forwards, the Company would nonetheless have a substantial Stockholders’ Deficiency. As of December 31, 2018, the Stockholders’ Deficiency of the Company was $90,996,000.

RESULTS OF OPERATIONS

Revenues

Revenues for the year ended December 31, 2018 decreased by $8,000 to $7,000 compared to revenues of $15,000 for the year ended December 31, 2017, primarily as a result of a decrease in related party interest income. The related party interest income is the result of the Company’s investment in a $560,000 short term note with LIC, which investment was made during the year ended December 31, 2017. The Company received payment of the outstanding note receivable from LIC in March, 2018. Related party interest income totaled $5,000 for the year ended December 31, 2018 compared to $13,000 for the year ended December 31, 2017. Interest income of $2,000, represents interest earned on the Company’s money market account during the years ended December 31, 2018 and 2017.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Costs and Expenses

Costs and expenses for the year ended December 31, 2018 decreased by $781,000 when compared to the same period in 2017 as follows:

			Increase
	2018	2017	(Decrease)
		($ in thousands)
COSTS, EXPENSES AND OTHER
Interest expense	$1,388	$1,360	$28
Forgiveness of Debt and Interest	(875)	-	(875)
Taxes and assessments	5	5	-
Consulting and accounting-
related party	36	37	(1)
Legal and professional	95	27	68
General and administrative	94	95	(1)
	$743	$1,524	$(781)

Interest expense relating to the Company’s current outstanding debt held by non-related parties, increased by $28,000 during the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily as a result of interest accruing on past due balances which increased at various intervals throughout the year for accrued but unpaid interest.

The Company recognized $875,000 in forgiveness of debt and accrued interest during the year ended December 31, 2018. The Trustee of the 6.5% subordinated convertible debentures, which matured in June, 1991, provided notice of final distribution to the holders of such debentures on September 2, 2014. In connection with such final distribution, the Trustee designated the remaining balance of the debenture reserve fund held by the Trustee for final distribution of $92 per $1,000 in face amount to holders of such debentures who surrender their respective debenture certificates.

During the year ended December 31, 2018, $28,000 of the debenture reserve funds were utilized with $2,000 disbursed in final distribution to debenture holders and $26,000 disbursed in escheatment to states of respective debenture holders as debentures with a face amount of $22,000 were surrendered by debenture holders and $287,000 in face amount of debentures were effectively surrendered with the escheatment of respective funds to the states of debenture holders, respectively. Accordingly, the Company has recognized $281,000 in forgiveness of debt during the year ended December 31, 2018. In addition, accrued interest of $594,000 on such debentures that are considered surrendered was recorded as forgiveness of interest expense during the year ended December 31, 2018. There were no debentures surrendered or escheated in 2017 and no funds were utilized from the debenture reserve account.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Taxes and assessments were $5,000 during the years ended December 31, 2018 and 2017.

Consulting and accounting expense was $36,000 and $37,000 for the years ended December 31, 2018 and 2017, respectively. A quarterly consulting fee is paid to Love Real Estate Company (“LREC”), an affiliate of LIC, of one-tenth of one percent of the carrying value of the Company’s assets, which decreased in 2018 compared to 2017. In addition, accounting service fees of $33,600 were paid to LREC in 2018 and 2017.

Legal and professional expenses increased by $68,000 during the year ended December 31, 2018 when compared to the same period in 2017 as follows:

Increase (Decrease)
($ in thousands)
Legal Form 10K review	$8
Legal research escheatment of debentures	37
Legal Form 8K review	13
Legal research "going concern" alternatives	13
Legal Citrus County common title matter	5
Professional fees environmental remediation	(8)
$68

General and administrative expenses decreased by $1,000 during the year ended December 31, 2018, compared to the year ended December 31, 2017, primarily as a result of a decrease in fees relating to the filing of the Company’s periodic reports.

The Company recognized an income tax expense of $57,000 during the year ended December 31, 2017 for the 2016 Alternative Minimum tax on the 2016 gain recognized on the sales of real estate.

The net loss was $736,000 ($.26 per share loss) for the year ended December 31, 2018 compared to a net loss of $1,566,000 ($.41 per share loss) for the year ended December 31, 2017 with such difference of $830,000 being primarily attributable to the forgiveness of debt and interest of $875,000 in 2018 described above. Included in the 2018 and 2017 loss per share computation is $640,000 ($.12 per share of Common Stock) of annual cumulative preferred stock dividends in arrears.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

FINANCIAL CONDITION

Total assets decreased by $235,000 at December 31, 2018 compared to total assets at December 31, 2017 reflecting the following changes:

			Increase
	2018	2017	(Decrease)
	($ in thousands)
Cash	$526	$159	$367
Receivables-related party	-	573	(573)
Land inventory	14	14	-
Other assets	13	42	(29)
	$553	$788	$(235)

Net cash used in operating activities was $193,000 for the year ended December 31, 2018 compared to cash used in operations of $239,000 for the year ended December 31, 2017. Net cash used in operations consists of cash received from operations less cash expended for operations.

Cash received from operations during the year ended December 31, 2018 was $20,000, which represents $2,000 in interest income earned on the Company’s money market account and $18,000 in related party interest payments received from the Company’s note receivable with LIC. Cash received from operations in the year ended December 31, 2017 was $2,000, which represented interest income earned on the Company’s money market account.

Cash expended for operations during the year ended December 31, 2018 was $213,000 which represents a decrease of $28,000 compared to cash expended for operations of $241,000 in the year ended December 31, 2017. The decrease primarily is a result of the payment of $57,000 for income taxes during the year ended December 31, 2017 for the 2016 Alternative Minimum tax on the 2016 gain recognized on the sales of real estate. This decrease is offset by an increase of $4,000 in real estate taxes paid in the year ended December 31, 2018 due to the payment of 2017 accrued real estate taxes in 2018 and the payment of 2018 real estate tax expense in the year ended December 31, 2018. In addition, there was an increase of $24,000 in general and administrative expenses for increased audit and tax related fees in the year ended December 31, 2018 compared to December 31, 2017.

Related party receivables decreased by $573,000 during the year ended December 31, 2018 as the Company received the balance of a short-term note receivable with LIC in March, 2018. The short-term note receivable with LIC carried interest at 4.5% per annum. During the year ended December 31, 2017 investing activities utilized $560,000 of cash, which represented the short-term loan to LIC.

Other assets decreased by $29,000 during the year ended December 31, 2018 primarily due to $28,000 of the debenture reserve funds utilized in final distribution for surrender and escheatment of debentures in 2018 and decreased by $1,000 in deferred charges.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liabilities were $91,549,000 at December 31, 2018 compared to $91,048,000 at December 31, 2017, reflecting the following changes:

			Increase
	2018	2017	(Decrease)
	($ in thousands)
Accounts payable and accrued expenses	$230	$209	$21
Accrued real estate taxes	-	4	(4)
Accrued interest	29,043	28,250	793
Accrued interest-related party	52,915	52,915	-
Notes payable	1,198	1,198	-
Convertible subordianted debentures payable	8,163	8,472	(309)
	$91,549	$91,048	$501

Accounts payable and accrued expenses increased by $21,000 at December 31, 2018, compared to December 31, 2017, with increases primarily representing current liabilities as of December 31, 2018 of $13,000 for legal services incurred in connection with the evaluation of the Company’s business focus alternatives and $8,000 for the accrual of the current year’s annual administration fees relating to the 6% subordinated convertible debentures.

Accrued real estate taxes decreased by $4,000 at December 31, 2018 compared to December 31, 2017 due to the payment of 2017 accrued real estate taxes in 2018 and the payment of 2018 real estate tax expense in the year ended December 31, 2018.

Accrued interest increased by $793,000 at December 31, 2018 compared to December 31, 2017 reflecting changes in the following accrued interest categories:

			Increase
	2018	2017	(Decrease)
	($ in thousands)
Convertible subordinated debentures	$25,744	$25,032	$712
Notes Payable	3,299	3,218	81
	$29,043	$28,250	$793

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The increase in accrued interest of $793,000 represents interest expense for the year ended December 31, 2018 of $1,388,000 less $594,000 in forgiveness of interest relating to the 6.5% convertible subordinated debentures that were surrendered or escheated in 2018. There was no payment of interest during the year ended December 31, 2018. The accrued interest relating to convertible subordinated debentures increased due to the additional accrual of interest on the nonpayment of previously accrued interest on the Company’s debentures (see Note 8 to the consolidated financial statements under Item 8). The notes payable and convertible subordinated debentures, including accrued interest, are past due.

Convertible subordinated debentures payable decreased by $309,000 during the year ended December 31, 2018 as a result of 6.5% subordinated convertible debentures in face amount of $22,000 that were surrendered in 2018 and $287,000 in face amount of debentures that were effectively surrendered with escheatment of respective debenture funds to the states of debenture holders.

The Company’s stockholders’ deficiency increased to $90,996,000 at December 31, 2018 from a $90,260,000 stockholders’ deficiency at December 31, 2017, reflecting the 2018 operating loss of $736,000.

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

ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, is effective for fiscal years beginningafter December 15, 2017, and interim periods within those fiscal years, and accordingly, this is discussed in Footnote 2 to the financial statements.

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

Item 7A. Qualitative and Quantitative Disclosures About Market Risk.

Not Applicable

 Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors
and Stockholders
PGI Incorporated
St. Louis, Missouri

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of PGI Incorporated and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ deficiency and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter – Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has a significant accumulated deficit and is in default of certain sinking fund and interest payments on its convertible subordinated debentures.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard to these matters are described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BKD, LLP

We have served as the Company’s auditor since 2001.

St. Louis, Missouri
February 25, 2019

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
December 31, 2018 and 2017
($ in thousands, except share data)

ASSETS			LIABILITIES
	2018	2017		2018	2017
Cash	$ 526	$ 159	Accounts payable and
			accrued expenses (Note 6)	$ 230	$ 209
Receivables-related party	-	573
(Note 14)			Accrued real estate taxes	-	4
			(Note 6)
Land Inventory (Note 4)	14	14
			Accrued Interest:
Other assets (Note 5)	13	42	Subordinated convertible
			debentures (Note 8)	25,744	25,032

			Convertible debentures-
			related party (Note 9)	52,915	52,915

			Notes Payable (Note 7)	3,299	3,218

			Credit Agreements:
			Notes payable (Note 7)	1,198	1,198
			Subordinated convertible
			debentures payable (Note 8)	8,163	8,472

				91,549	91,048
			Commitments and
			Contingencies (Note 13)	-	-

			STOCKHOLDERS' DEFICIENCY
			Preferred stock, par value
			$1.00 per share; authorized
			5,000,000 shares; 2,000,000
			Class A cumulative
			convertible shares issued
			and outstanding; (liquidation
			preference of $8,000,000
			and cumulative dividends)
			(Note 11)	2,000	2,000

			Common stock, par value
			$.10 per share; authorized
			25,000,000 shares; 5,317,758
			shares issued and outstanding
			(Note 11)	532	532

			Paid-in capital	13,498	13,498

			Accumulated deficit	(107,026)	(106,290)
				(90,996)	(90,260)
	$ 553	$ 788		$ 553	$ 788

See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2018 and 2017
($ in thousands, except per share data)

	2018	2017
Revenues:
Interest income	$2	$2
Interest income-related party	5	13
	7	15

Costs and expenses:
Interest	1,388	1,360
Forgiveness of Debt and interest	(875)	-
Taxes and assessments	5	5
Consulting and accounting-related party	36	37
Legal and professional	95	27
General and administrative	94	95
	743	1,524
Net Loss
before income taxes	(736)	(1,509)
Income tax expense	-	(57)
Net Loss	$(736)	$(1,566)

Net Loss Per Share
Available to Common Stockholders
Basic and Diluted (Note 16)	$(0.26)	$(0.41)

See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2018 and 2017
($ in thousands)

	2018	2017
Cash flows from operating activites:

Cash received from operations:

Interest income	$2	$2
Interest income-related party	18	-
	20	2
Cash expended for operations:

Cost of real estate sales	-	1
Taxes and assessments	9	5
Consulting and accounting-related party	37	38
Legal and professional	69	66
General and administrative	98	74
Income tax	-	57
	213	241

Net cash flows used in operating activities	(193)	(239)

Cash flows from investing activities:
Net (advances) repayments of notes receivable
-related party	560	(560)
Net cash flows provided by (used in)
investing activities	560	(560)

Net change in cash	367	(799)

Cash at beginning of year	159	958
Cash at end of year	$526	$159

See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years ended December 31, 2018 and 2017
($ in thousands)

	2018	2017

Reconciliation of net loss to net cash
used in operating activities:

Net loss	$(736)	$(1,566)

Adjustments to reconcile net loss to net
cash used in operating activities:
Forgiveness of debt and interest	(875)	-

Decrease (increase) in assets:
Interest receivable-related party	13	(13)

Increase (decrease) in liabilities:
Accounts payable and accrued expenses	21	(21)
Accrued real estate taxes	(4)	-
Accrued interest	1,388	1,361

Net cash flows used in operating activities	$(193)	$(239)

Supplemental Cash Flow:
Income taxes paid	$-	$57

See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
Years ended December 31, 2018 and 2017
($ in thousands, except share data)

	Preferred Stock		Common Stock			Accumulated
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Deficit	Total

Balances at 1/1/17	2,000,000	$2,000	5,317,758	$532	$13,498	$(104,724)	$(88,694)

Net Loss	-	-	-	-	-	(1,566)	(1,566)
Balances at 12/31/17	2,000,000	2,000	5,317,758	532	13,498	(106,290)	$(90,260)

Net Loss	-	-	-	-	-	(736)	(736)
Balances at 12/31/18	2,000,000	$2,000	5,317,758	$532	$13,498	$(107,026)	$(90,996)

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

The Company’s major efforts and activities have been, and continue to be, to sell assets of the Company to repay its indebtedness and to pay the ordinary administrative expenditures in keeping an inactive company in existence. The aggregate remaining land inventory is less than 70 acres, consisting of multiple parcels located in Florida counties. These parcels have limited value because of associated development.constraints such as wetlands, easements and other obstacles to development and sale. The potential values of the land parcels held for sale has been difficult to assess as the remaining land inventory is difficult to sell and difficult to value. While the Company will seek to realize full market value for each remaining asset, the amounts realized may be at substantial variance from its present financial statement carrying value. Certain of these assets may be of so little value and marketability that the Company may elect not to pay the real estate taxes on selected parcels, which may eventually result in a defacto liquidation of such property by subjecting such property to a tax sale.

In management’s judgment, the assets will be insufficient to satisfy much, if any, of the outstanding indebtedness and there will be no recoveries by the shareholders. Consequently, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The asset carrying values shown in the financial statements, are judged to be reasonable estimates of the value, when viewed in the context of the entirety of the financial statements.

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

Revenue and Profit Recognition Change in Accounting Principle

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” which requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We adopted this standard using the modified retrospective approach. The adoption of ASU 2014-09 did not have an impact on the Company’s consolidated financial statements.

Acreage

Sales of undeveloped and developed acreage tracts are recognized, net of any deferred revenue and valuation discount.

Land Inventory

Land inventory is stated at cost.

Cash

The Company’s cash accounts exceed federally insured limits by approximately $276,000.

3.
Interest Income:

Interest income totaled $7,000 for the year ended December 31, 2018 compared to interest income of $15,000 for the year ended December 31, 2017. Related party interest income decreased by $8,000 during the year ended December 31, 2018 to $5,000 from $13,000 for the comparable period in 2017. The related party interest income is the result of the Company’s investment in a $560,000 short term note with LIC, which investment was made during the year ended December 31, 2017. The Company received payment of the outstanding note receivable from LIC in March, 2018. Interest income of $2,000, represents interest earned on the Company’s money market account during the years ended December 31, 2018 and 2017.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

4. Land Inventory:

Land inventory consisted of:

	2018	2017
	($ in thousands)
Fully improved land	14	14
	$14	$14

5. Other Assets:

Other assets consisted of:

	2018	2017
	($ in thousands)
Deposit with Trustee of 6.5%
debentures	$13	$41
Deferred charges	-	1
	$13	$42

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

6. Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consisted of:

	2018	2017
	($ in thousands)
Accounts payable	$18	$15
Accrued audit/tax expense	43	47
Accrued consulting fees-related party	1	1
Accrued legal	14	-
Accrued debenture fees	153	145
Accrued miscellaneous	1	1
	$230	$209

Accrued Real Estate Taxes:
Accrued real estate taxes consisted of:

	2018	2017
	($ in thousands)
Current accrued real estate taxes	$-	$4

7. Notes Payable:

Notes payable consisted of the following:

	2018	2017
	($ in thousands)
Notes Payable-
At prime plus 2%, due October 1, 1985	$176	$176
At prime plus 2%, due October 1, 1987	1,000	1,000
Non-interest bearing, due August 1, 1993	22	22
	$1,198	$1,198

The prime rate at December 31, 2018 and 2017, was 5.5% and 4.5%, respectively.

The overall weighted-average interest rate for the Company’s credit agreements with its notes and mortgages was approximately 6.8% and 6.0% at December 31, 2018 and 2017, respectively.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

7. Notes Payable (continued):

Accrued interest on notes payable consisted of the following:

	2018	2017
	($ in thousands)
Notes Payable-
At prime plus 2%, due October 1, 1985	$464	$452
At prime plus 2%, due October 1, 1987	2,835	2,766
	$3,299	$3,218

All of the outstanding notes payable including accrued interest are past due.

8. Subordinated Convertible Debentures Payable:

Subordinated debentures payable consisted of:

	2018	2017
	($ in thousands)
6.5%, due June, 1991	$138	$447
6%, due May, 1992	8,025	8,025
	$8,163	$8,472

The Trustee of the 6.5% subordinated convertible debentures, which matured in June 1991, with an original face amount of $1,034,000, provided notice of a final distribution to holders of such debentures on September 2, 2014. In connection with such final distribution, the Trustee has maintained a debenture reserve fund with a balance of $13,000 and $41,000 as of December 31, 2018 and 2017, respectively, available for distribution to holders of such debentures who surrender their respective debenture certificates.

During the year ended December 31, 2018, $28,000 of the debenture reserve funds were utilized with $2,000 disbursed in final distribution to debenture holders and $26,000 disbursed in escheatment to states of respective debenture holders as debentures with a face amount of $22,000 were surrendered by debenture holders and $287,000 in face amount of debentures were effectively surrendered with the escheatment of respective funds to the states of debenture holders, respectively. Accordingly, the Company has recognized $281,000 in forgiveness of debt during the year ended December 31, 2018. In addition, accrued interest of $594,000 on such debentures that are considered surrendered was recorded as forgiveness of interest expense during the year ended December 31, 2018. There were no debentures surrendered or escheated in 2017 and no funds were utilized from the debenture reserve account.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

8. Subordinated Convertible Debentures Payable (continued):

As of December 31, 2018, the outstanding principal balance on such 6.5% subordinated convertible debentures that were not surrendered by the respective holders, or escheated by the Trustee to the states of residence of the respective holders, equals $138,000 plus accrued and unpaid interest of $270,000. The outstanding principal on such respective debentures as of December 31, 2017 was $447,000 plus accrued and unpaid interest of $846,000.

The 6.5% Subordinated convertible debenture balances for the years ended December 31, 2018 and 2017 are as follows:

	2018	2017
	($ in thousands)

Original face value	$1,034	$1,034
Outstanding debenture principal balance	138	447
Face value of debentures surrendered	22	-
Face value of debentures escheated	287	-
Accrued and unpaid interest balance	270	846
Debenture reserve account balance	13	41
Debenture reserve funds utilized
in payment of final distribution	2	-
Debenture reserve funds utilized
in escheatment to states of debenture holders	26	-
Forgiveness of debt	281	-
Forgiveness of interest	594	-

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

The Company is in default of certain sinking fund and interest payments on both subordinated convertible debentures totaling $8,163,000 and $8,472,000 in principal plus accrued and unpaid interest of $25,744,000 and $25,032,000 as of December 31, 2018 and 2017, respectively.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

8. Subordinated Convertible Debentures Payable (continued):

The debentures are not collateralized and are not subordinate to each other, but are subordinate to senior indebtedness ($1,198,000 at December 31, 2018 and 2017). Payment of dividends on the Company’s common stock is restricted under the terms of the two indentures pursuant to which the outstanding debentures are issued.

In order to maximize the amounts realized for the debt holders, the Company has been and intends to continue to seek buyers for the remaining landholdings. No assurances are offered regarding the timing of or the values to be realized from future land sales.

9. Convertible Debentures Payable:

In May 2008, LIC purchased $703,000 in principal amount of the Company’s convertible debentures from the previous debenture holder. The balance of the outstanding convertible debentures in the amount of $797,000, were held by Love-1989. The debentures held by Love-1989 and LIC were secured by a second mortgage behind PGIP on the 366 acres retained by the Company and a security interest behind that held by PGIP in the restricted proceeds escrow. The total debentures balance of $1,500,000 carried a maturity date of July 8, 1997 and were in default as of December 31, 2015 and paid off in 2016. Interest on the debentures accrued at the rate of fourteen percent compounded quarterly. The Company’s primary lender credit agreements prohibit the payment of interest until such time as the primary lender loans are repaid. The convertible debentures and a portion of the accrued interest were paid in 2016.

The remaining accrued interest is $52,915,000 as of December 31, 2018 and 2017.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

10. Income Taxes:

Reconciliation of the statutory federal income tax rates, 21% and 34% for the years ended December 31, 2018 and 2017, to the Company’s effective income tax rates follows:

	2018		2017
	($ in thousands)
		Percent of		Percent of
	Amount of tax	Pre-tax Loss	Amount of tax	Pre-tax Loss
Expected tax credit	$(155)	-21.0%	$(513)	-34.0%
State income taxes, net of
federal tax benefits	(29)	-4.0%	(60)	-4.0%
Decrease in environmental
liability	-	0.0%	7	0.0%
Increase (decrease) in valuation
allowance	184	25.0%	623	41.0%
	$-	0.0%	$57	3.0%

The Company recognized an income tax expense of $57,000 during the year ended December 31, 2017 for the 2016 Alternative Minimum tax on the 2016 gain recognized on the sales of real estate.

At December 31, 2018, the Company had an operating loss carryforward of approximately $68,476,000, the majority of which will expire at various dates through 2037.

	2018	2017
	($ in thousands)
Deferred tax asset:
Net operating loss carryover	$17,119	$16,948
Expenses capitalized under IRC 263(a)	37	37
Tax credits (AMT)	57	57
Valuation allowance	(17,213)	(17,042)

Net deferred tax asset	$-	$-

The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2015.

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

The holders of the preferred stock are entitled to one vote per share and, except as provided by law, will vote as one class with the holders of the common stock. Class A preferred stockholders are also entitled to receive cumulative dividends at the annual rate of $.32 per share, an effective yield of 8%. Dividends accrued for an initial two year period and, at the expiration of this period, preferred stockholders had the option of receiving accumulated dividends, when and if declared by the Board of Directors, in cash (unless prohibited by law or contract) or common stock. At December 31, 2018 cumulative preferred dividends in arrears totaled $15,155,000 ($640,000 of which related to the year ended December 31, 2018). On May 15, 1997 preferred dividends accrued through April 25, 1995 totaling $4,260,000 were paid in the form of 2,000,203 shares of common stock.

As of December 31, 2018 and 2017, the preferred stock is callable or redeemable at the option of the Company at $4.00 per share plus accrued and unpaid dividends. In addition, the preferred stock will be entitled to preference of $4.00 per share plus accrued and unpaid dividends in the event of liquidation of the Company.

At December 31, 2018 and 2017, the Company had reserved 3,756,000 common shares for the conversion of preferred stock.

12.
Quarterly Results:

There were no significant transactions in the fourth quarter of 2018.

13.
Commitments and Contingencies:

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

14.
Related Party Transactions:

The Company’s primary preferred shareholder is LIC which is primarily owned and managed by Andrew S. Love and Laurence A. Schiffer. Messrs. Love and Schiffer serve as the executive officers and directors of the Company.

In May 2008, LIC purchased $703,000 in principal amount of the Company’s convertible debentures from the previous debenture holder. The balance of the outstanding convertible debentures in the amount of $797,000, were held by Love-1989. The debentures held by Love-1989 and LIC were secured by a second mortgage behind PGIP on the 366 acres retained by the Company and a security interest behind that held by PGIP in the restricted proceeds escrow. The total debentures balance of $1,500,000 carried a maturity date of July 8, 1997 and were in default as of December 31, 2015 and paid off in 2016. Interest on the debentures accrued at the rate of fourteen percent compounded quarterly. The Company’s primary lender credit agreements prohibit the payment of interest until such time as the primary lender loans are repaid. The convertible debentures and a portion of the accrued interest were paid in 2016.

The remaining accrued interest is $52,915,000 as of December 31, 2018 and 2017.

PGIP is owned and managed by Hallmark Investment Corporation (“HIC”). Messrs. Love and Schiffer are directors and executive officers of HIC and own 90% of all the issued and outstanding voting stock of HIC.

The Company maintains its administration and accounting offices with Love Real Estate Company (“LREC”). LREC, which is owned by LIC, is paid a monthly fee for the following:

1.
Maintain books of original entry;
2.
Prepare quarterly and annual SEC filings;
3.
Coordinate the annual audit;
4.
Assemble information for tax filing, review reports as prepared by tax accountants and file same;
5.
Track shareholder records through transfer agent;
6.
Maintain policies of insurance against property and liability exposure;
7.
Handle day-to-day accounting requirements

In addition, the Company receives office space, telephone service and computer service from LREC. A fee of $2,800 per month was accrued in 2018 and 2017. The Company made payments of $33,600 to LREC in 2018 and 2017 for accounting service fees. There were no accrued accounting service fees as of December 31, 2018 and 2017.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

14.
Related Party Transactions (continued):

The Company has a Management Consulting Agreement with LREC. As a consultant to the Company and in addition to the above services, LREC provides other services including, but not limited to, strategic planning, marketing and financing as requested by the Company. In consideration for these consulting services, the Company pays LREC a quarterly consulting fee of one-tenth of one percent of the carrying value of the Company’s assets, plus reasonable out-of-pocket expenses. As of December 31, 2018 and 2017, the carrying value of the Company’s assets was approximately $553,000 and $788,000 respectively. Consulting fees were $3,000 and $4,000 in 2018 and 2017, respectively. As of both December 31, 2018 and 2017, a total of $1,000 of unpaid fees had accrued under this agreement.

During 2017, the Company invested in a short-term note receivable of $560,000 with LIC, bearing interest of 4.5% per annum with an original maturity of December 31, 2017, which was extended one year through December 31, 2018. The interest receivable on the related party note receivable was $13,000 at December 31, 2017. The Company received payment of the outstanding note receivable from LIC in March 2018 of $578,000, including the note receivable balance of $560,000 and accrued interest receivable of $18,000.

In 1985 a corporation owned by the former Chairman of the Board and his family made an uncollateralized loan to the Company, which at December 31, 2018 and 2017 had an outstanding principal balance of $176,000 plus accrued interest of $464,000 and $452,000, totaling an outstanding balance of $640,000 and $628,000, respectively. Interest accrued on this loan was $12,000 and $11,000 in 2018 and 2017, respectively.

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

Debt:
It was not practicable to estimate the fair value of the Company’s notes payable and its subordinated convertible debentures because these debts are in default causing no basis for estimating value by reference to quoted market prices or current rates offered to the Company for debt of the same remaining maturities.

The estimated fair values of the Company’s financial instruments are as follows:

	2018		2017
	($ in thousands)
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash	$526	$526	$159	$159
Receivables	-	-	573	573
Accounts payable	18	18	15	15
Debt	9,361	-	9,670	-

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

16.
Loss Per Share:

The following is a summary of the calculations used in computing basic and diluted loss per share:

	2018	2017
	($ in thousands, except share data)
Numerator:
Net Loss	$(736)	$(1,566)
Preferred Dividends	(640)	(640)
Loss Available to Common Shareholders	$(1,376)	$(2,206)

Denominator:
Basic and Diluted
Weighted average amount of shares outstanding	5,317,758	5,317,758

Loss per share
Basic	$(0.26)	$(0.41)
Diluted	$(0.26)	$(0.41)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As disclosed in Form 8-K filed December 6, 2018, the Company received confirmation on November 30, 2018 that BKD LLP (“BKD”), the Company’s independent registered public accounting firm, declined to stand for re-engagement effective on the date in 2019 that the Company files its Annual Report on Form 10-K for fiscal year ended December 31, 2018 (“Fiscal 2018”). There were no disagreements with BKD on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The Board of Directors of the Company is in the process of conducting a search to determine the Company’s independent registered public accounting firm for the period subsequent to the Company’s Fiscal 2018. ..

Item 9A. Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) under the supervision and with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of the Company. Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018. There have been no changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ending December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9A. Controls and Procedures (continued)

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concludes that, as of December 31, 2018, the Company’s internal control over financial reporting is effective.

Item 9B. Other Information

Not Applicable

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following information, regarding executive officers and directors of the Company, is as of February 25, 2019.

Name and Age	Position with Company and Business Experience During the Last Five Years
Laurence A. Schiffer	Director of the Company since April 1987; President,
(age 79)
Chief Executive Officer and Chief Financial Officer of the Company since February 1994; Vice Chairman of the Board since May 1987; President and Chief Executive Officer of Love Real Estate Company and Love Investment Company since 1973; Manager of PGIP since 1995; member of the Real Estate Board of Metropolitan St. Louis and the National Association of Real Estate Boards.

Andrew S. Love	Director and Chairman of the Company’s Board of Directors since
(age 75)
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

The directors of the Company have determined that the Company does not have an audit committee financial expert serving on its board of directors (which acts as the Company’s audit committee). In addition, the Company has not adopted a code of ethics that applies to its principal executive officer and principal financial officer (principal accounting officer). The Company’s decision not to adopt a code of ethics or to have an audit committee financial expert are primarily attributable to the following reasons: (i) as a result of its continuing financial difficulties due to amounts owed on its debt, the Company is focused almost exclusively on the disposition of its remaining real estate; (ii) as described in Item 5, there have been no reported transactions in the Company’s Common Stock since January 29, 1991, other than the odd lot tender offer in 2003, the assignment of the 2,260,706 shares of Company Common Stock by L-PGI to LIC in 2016, and the 2017 quotations; (iii) the board of directors of the Company consists of only two directors and these two directors are also the only executive officers of the Company; and (iv) the same person serves as the Company’s chief executive officer and chief financial officer.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company was not furnished any Forms 3, 4 or 5, or any amendments thereto, during our most recent fiscal year. Accordingly, the Company is not aware of any officer, director or beneficial owner of more than 10 percent of the Company’s registered securities that failed to file on a timely basis Forms 3, 4 and 5 required under Section 16(a) of the Securities Exchange Act of 1934, as amended, during fiscal year ended 2018.

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

Neither Mr. Schiffer nor Mr. Love received fees from any source directly attributable to their services as directors of the Company during 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below provides certain information as of February 25, 2019 regarding the beneficial ownership of the Common Stock and the Class A cumulative convertible preferred stock (the “Preferred Stock”) by each person known by the Company to be the beneficial owner of more than five percent of either the Common Stock or the Preferred Stock, each director of the Company (which persons are also the Company’s only executive officers), and by virtue of the foregoing, the directors and executive officers of the Company as a group.

					Percent of Total
Name(8)	Common Stock		Preferred Stock		Common Stock	Preferred Stock	Percent of Total Voting Power (1)
Estate of Harold Vernon	998,777	(1)(2)	-		18.80%	-	13.70%
Mary Anne Johns Trust	-	(2)(3)	125,000	(3)	- (3)	6.30%	5.00%
Love Investment Company	2,260,706	(4)	1,875,000	(4)	42.50%	93.80%	56.50%
Andrew S. Love	2,263,215	(5)	1,875,000	(5)	42.60%	93.80%	56.60%
Laurence A. Schiffer	2,263,215	(6)	1,875,000	(6)	42.60%	93.80%	56.60%
All executive officers and directors as a group (2 persons)	2,263,215	(7)	1,875,000	(7)	42.60%	93.80%	56.60%

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
8.
Addresses for beneficial owners are as follows:

Estate of Harold Vernon 3201 W. Rolling Hills Circle Davie, FL 33328	Love Investment Company 212 So. Central, Suite 304 St. Louis, MO 63105	Laurence A. Schiffer 212 So. Central, Suite 201 St. Louis, MO 63105

Mary Anne Johns Trust One Woodland Drive Punta Gorda, FL 33982	Andrew S. Love 212 So. Central, Suite 201 St. Louis, MO 63105

As of December 31, 2018, the Company did not have a compensation plan or individual compensation arrangement under which its equity securities may be issued.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company’s primary preferred shareholder is LIC which is primarily owned and managed by Andrew S. Love and Laurence A. Schiffer. Messrs. Love and Schiffer serve as the executive officers and directors of the Company. See also Note 14 to the Notes to Consolidated Financial Statements.

In May 2008, LIC purchased $703,000 in principal amount of the Company’s convertible debentures from the previous debenture holder. The balance of the outstanding convertible debentures in the amount of $797,000, were held by Love-1989. The debentures held by Love-1989 and LIC were secured by a second mortgage behind PGIP on the 366 acres retained by the Company and a security interest behind that held by PGIP in the restricted proceeds escrow. The total debentures balance of $1,500,000 carried a maturity date of July 8, 1997 and were in default as of December 31, 2015 and paid off in 2016. Interest on the debentures accrued at the rate of fourteen percent compounded quarterly. The Company’s primary lender credit agreements prohibit the payment of interest until such time as the primary lender loans are repaid. The convertible debentures and a portion of the accrued interest were paid in 2016.

The remaining accrued interest is $52,915,000 as of December 31, 2018 and 2017.

PGIP is owned and managed by Hallmark Investment Corporation. Messrs. Love and Schiffer are directors and executive officers of HIC and own 90% of all the issued and outstanding voting stock of HIC.

The Company maintains its administration and accounting offices with the offices of LREC in St. Louis, Missouri. LREC, a Missouri Corporation, is owned by LIC, and is located at 212 South Central Avenue, St. Louis, Missouri 63105. A fee of $2,800 per month was accrued in 2018 and 2017 and the Company made payments of $33,600 to LREC in 2018 and 2017, for the services described in the next paragraph. There were no accrued accounting service fees as of December 31, 2018 and 2017.

The following is a list of services provided by LREC during 2018:

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

The Company has a Management Agreement with LREC. As a consultant to the Company and in addition to the above services, LREC provides other services including, but not limited to, strategic planning, marketing, and financing as requested by the Company. In consideration for these consulting services, the Company pays LREC a quarterly consulting fee of one-tenth of one percent of the book value of the Company’s assets, plus reasonable out-of-pocket expenses. As of December 31, 2018 and 2017, the book value of the Company’s assets was $553,000 and $788,000. Consulting fees were $3,000 and 4,000 in 2018 and 2017, respectively. As of December 31, 2018 and 2017, a total of $1,000 of unpaid fees had accrued under the Management Agreement. The Management Agreement will continue in effect until terminated upon 90 days prior written notice by a majority vote of the Company’s directors.

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

During 2017, the Company invested in a short-term note receivable of $560,000 with LIC, bearing interest of 4.5% per annum with an original maturity of December 31, 2017, which was extended one year through December 31, 2018. The interest receivable on the related party note receivable was $13,000 at December 31, 2017. The Company received payment of the outstanding note receivable from LIC in March 2018 of $578,000, including the note receivable balance of $560,000 and accrued interest receivable of $18,000.

The Company believes that the affiliated transactions are on terms comparable to those which would be obtained from unaffiliated persons.

Neither of the two directors of the Company is independent pursuant to the definition of “independent director” set forth in the NYSE American Company Guide because both of them are executive officers of the Company. The Company does not have a separate designated audit, compensation or nominating committee or committee performing similar functions.

Item 14. Principal Accountant Fees and Services

Audit and tax fees rendered by BKD, LLP, the principal accountant of the Company, for the fiscal years ended December 31, 2018 and December 31, 2017 were:

	2018	2017
	($ in thousands)
Audit Fees	$56	$41
Audit related fees	2	2
Tax fees	5	13
Other fees	5	-
	$68	$56

Audit related fees are comprised of administrative fees related to the audit of the financial statements.

Tax fees are comprised of fees for tax compliance, tax planning, and tax advice. Corporate tax services encompass a variety of permissible services, including technical tax advice related to U.S. tax matters as well as preparation of applicable tax returns.

Other fees relate to filing of Form 8K to disclose the principal accounting firm, BKD, LLP declined to stand for re-engagement subsequent to the audit for fiscal year ending December 31, 2018.

The Board of Directors of the Company pre-approved all audit and other permissible services to be provided by BKD, LLP and the estimated fees for these services.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.
The following financial statements and the report of independent registered public accounting firm are filed as part of this Report:

a.
Report of Independent Registered Public Accounting Firm
b.
Consolidated Statements of Financial Position as of December 31, 2018 and 2017
c.
Consolidated Statements of Operations for the Years Ended December 31, 2018 and 2017
d.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and 2017
e.
Consolidated Statements of Stockholders' Deficiency for the Years Ended December 31, 2018 and 2017
f.
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

2	Inapplicable.

3.1(a)
Restated Articles of Incorporation of PGI Incorporated executed September 4, 1998 with certificate from the State of Florida dated October 27, 1998 (filed as Exhibit 3.1 to Registrant’s September 30, 1998 Form 10-QSB and incorporated herein by reference).

3.1(b)
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

3.2	Bylaws of PGI Incorporated and all amendments (filed as Exhibit 3.(ii) to the Registrant’s March 31, 2018 Form 10-Q dated 5/11/18 and incorporated herein by reference).

9	Inapplicable.

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

PGI INCORPORATED (Registrant)

Date: February 25, 2019	By:	/s/ Laurence A. Schiffer
Laurence A. Schiffer, President
(Duly Authorized Officer and Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew S. Love	Chairman of the Board	February 25, 2019
Andrew S. Love	Secretary

/s/ Laurence A. Schiffer	Vice Chairman of the Board,	February 25, 2019
Laurence A. Schiffer	President, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer