Form 10-Q
period 2019-03-31
PGI INC
filed 2019-05-15
CIK 81157

 FORM 10- Q
 U.S SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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

Inapplicable
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
Large accelerated filer___________ Accelerated filer__________      Non-accelerated filer____________ Smaller reporting company X
(Do not check if a smaller reporting company) Emerging growth company __________

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  __________

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   No X

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	Inapplicable	Inapplicable

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of May 15, 2019, there were 5,317,758 shares of the registrant’s common stock, $.10 par value per share, outstanding.

PGI INCORPORATED AND SUBSIDIARIES

Form 10 – Q
For the Quarter Ended March 31, 2019

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
($ in thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash	$419	$526
Land inventory	14	14
Restricted sinking fund	13	13
	$446	$553
LIABILITIES
Accounts payable and accrued expenses	$175	$230
Accrued real estate taxes	1	-
Accrued interest:
Subordinated convertible debentures payable	26,072	25,744
Convertible debentures payable-related party	52,915	52,915
Notes payable	3,321	3,299
Credit agreements:
Notes payable	1,198	1,198
Subordinated convertible debentures payable	8,163	8,163
	91,845	91,549
STOCKHOLDERS' DEFICIENCY
Preferred stock, par value $1.00 per share;
authorized 5,000,000 shares; 2,000,000
Class A cumulative convertible shares issued
and outstanding; (liquidation preference of
$8,000 plus unpaid cumulative dividends of $15,315)	2,000	2,000
Common stock, par value $.10 per share;
authorized 25,000,000 shares; 5,317,758
shares issued and outstanding	532	532
Paid-in capital	13,498	13,498
Accumulated deficit	(107,429)	(107,026)
	(91,399)	(90,996)
	$446	$553

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

Part I  Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2019	2018
REVENUES
Interest income	$1	$1
Interest income-related party	-	4
	1	5
COSTS AND EXPENSES
Interest	350	345
Forgiveness of debt and interest	-	(332)
Taxes and assessments	1	1
Consulting and accounting-
related party	9	9
Legal and professional	29	4
General and administrative	15	21
	404	48
NET LOSS	(403)	(43)

NET LOSS PER SHARE(*)
AVAILABLE TO COMMON
STOCKHOLDERS-Basic and diluted	$(0.11)	$(0.04)

*Considers the effect of dividends on preferred stock for the three months ended
March 31, 2019 and 2018.

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

Part I  Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)
	Three Months Ended
	March 31,	March 31,
	2019	2018

Net cash used in operating activities	$(107)	$(36)
Cash Flows from investing activities:
Payments received on notes receivable-related party	-	560
Net cash provided by investing activities	-	560

Net change in cash	(107)	524

Cash at beginning of period	526	159

Cash at end of period	$419	$683

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)         Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PGI Incorporated (“PGI”) and its subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10 - Q and therefore do not include all disclosures necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The Company's independent registered public accounting firm included an explanatory paragraph regarding the Company's ability to continue as a going concern in their opinion on the Company's consolidated financial statements for the year ended December 31, 2018.

The Company was founded in 1958, and up until the mid 1990’s was in the business of building and selling homes, developing and selling home sites and selling undeveloped or partially developed tracts of land. Over approximately the last 30 years, the Company’s business focus and emphasis changed substantially as it has concentrated its sales and marketing efforts almost exclusively on the disposition of its remaining real estate.

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

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2018 filed with the Securities and Exchange Commission.

The condensed consolidated statement of financial position of the Company as of December 31, 2018 has been derived from the audited consolidated statement of financial position as of that date.

The Company remains in default under the indentures governing its unsecured subordinated debentures. (See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 7, 8, and 9 to the Company's consolidated financial statements for the year ended December 31, 2018, as contained in the Company's Annual Report on Form 10 - K).

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the three months ended March 31, 2019 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2019 or any other interim period.

(2)         Per Share Data

Basic per share amounts are computed by dividing net income (loss), after deducting current period dividends on the Company's preferred stock, by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for the three months ended March 31, 2019 and 2018 was 5,317,758.

Diluted per share amounts are computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and outstanding convertible debentures, if dilutive, into shares of common stock. For the three months ended March 31, 2019 and 2018, the assumed conversion of all outstanding convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

The following is a summary of the calculations used in computing basic and diluted loss per share for the three months ended March 31, 2019 and 2018.

	Three Months Ended
	March 31,	March 31,
	2019	2018
	($ in thousands,
	except share and per share data)

Net Loss	$(403)	$(43)

Preferred dividends	(160)	(160)

Loss Available to	$(563)	$(203)
Common shareholders

Weighted Average Number
Of Common Shares
Outstanding	5,317,758	5,317,758

Basic and Diluted Loss
Per Common Share	$(0.11)	$(0.04)

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(3)          Statement of Cash Flows

The Financial Accounting Standards Board Accounting Standards Codification Topic No. 230, “Statement of Cash Flows”, requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. There were no payments of interest for the three month periods ended March 31, 2019 and March 31, 2018.

(4)          Land Inventory

Land inventory consisted of

	March 31,	December 31,
	2019	2018
	($ in thousands)
Fully improved land	$14	$14

(5)          Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:
	March 31,	December 31,
	2019	2018
	($ in thousands)
Accounts payable	$11	$18
Accrued audit & professional	9	43
Accrued legal	-	14
Accrued consulting fees-related party	1	1
Accrued debenture fees	153	153
Accrued miscellaneous	1	1
	$175	$230

Accrued real estate taxes consisted of:
Current real estate taxes	$1	$-

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(6)          Credit Agreements: Notes Payable and Subordinated Convertible Debentures Payable

Credit agreements consisted of the following:

	March 31,	December 31,
	2019	2018
	($ in thousands)
Notes payable - $1,176,000 bearing
interest at prime plus 2%, the remainder non-interest bearing,
all past due	$1,198	$1,198

Subordinated convertible debentures payable:
At 6.5% interest; due June 1991	138	138
At 6% interest; due May 1992	8,025	8,025
	8,163	8,163
	$9,361	$9,361

The Trustee of the 6.5% subordinated convertible debentures, which matured in June, 1991, with an original face amount of $1,034,000, provided notice of final distribution to holders of such debentures on September 2, 2014. In connection with such final distribution, the Trustee has maintained a debenture reserve fund with a balance of $13,000 as of March 31, 2019 and December 31, 2018, available for final distribution to holders of such debentures who surrender their respective debenture certificates.

During the three month period ended March 31, 2019, there were no 6.5% subordinated convertible debentures that were surrendered or escheated by their respective debenture holders and no funds were utilized from the debenture reserve account. During the three month period ended March 31, 2018, $11,000 of the debenture reserve funds were utilized in escheatment to states of respective debenture holders with $115,000 in face amount of debentures were effectively surrendered with escheatment of respective funds to the states of debenture holders. In addition, debentures with a face amount of $3,000 were surrendered by debenture holders. Accordingly, the Company has recognized $107,000 in forgiveness of debt during the three months ended March 31, 2018. In addition, accrued interest of $225,000 on such debentures that are considered surrendered was recorded as forgiveness of interest expense during the three months ended March 31, 2018.

As of March 31, 2019 and December 31, 2018, the outstanding principal balance on such 6.5% subordinated convertible debentures that were not surrendered by the respective holders equals $138,000 plus accrued and unpaid interest of $272,000 and $270,000, respectively. If and when such remaining debentures are surrendered to the Trustee, the applicable portion of such principal and accrued interest will be recorded as debt and accrued interest forgiveness. As the Company has consistently stated in prior filings, the Company believes that any potential claims by the respective debenture holders on such 6.5% subordinated convertible debentures would be barred under the applicable statutes of limitations.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(7)          Income Taxes

At December 31, 2018, the Company had an operating loss carryforward of approximately, $68,476,000 available to reduce future taxable income. These operating losses expire at various dates through 2037.

The following summarizes the temporary differences of the Company at March 31, 2019 and December 31, 2018 at the statutory rate:

	2019	2018
	($ in thousands)
Deferred tax asset
Net operating loss carryforward	$17,312	$17,119
Expenses capitalized under IRC 263(a)	37	37
Tax credits (AMT)	57	57
Valuation allowance	(17,406)	(17,213)
Total deferred tax asset	$-	$-

(8)          Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, other than debt, approximates fair value at March 31, 2019 and December 31, 2018 because of the short maturity of those instruments. It was not practicable to estimate the fair value of the Company’s notes payable and its convertible debentures because these debts are in default causing no basis for estimating value by reference to quoted market prices or current rates offered to the Company for debt of the same remaining maturities.

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

The Board of Directors of PGI has concluded that it meets all of the conditions under which a registrant may be deemed an “Inactive Entity” as that term is defined or contemplated in Regulation S-X 3-11 and as the term “Inactive Registrant” is further contemplated in the Securities and Exchange Commission’s Division of Corporation Finance’s Financial Reporting Manual section 1320.2. Under Regulation 3-11 of Regulation S-X, the financial statements required thereunder with respect to an Inactive Registrant for purposes of reports pursuant to the Securities Exchange Act of 1934, including but not limited to annual reports on Form 10-K, may be unaudited. A representative of PGI informally discussed its view that PGI is an Inactive Registrant with a staff member of the Chief Accountant’s Office in the Division of Corporation Finance in February 2019.

As an Inactive Registrant, PGI currently intends to continue to timely file Annual Reports on Forms 10-K with the Securities and Exchange Commission (the “SEC”). PGI currently intends to include in such Annual Reports all annual consolidated financial statements required to be included therein pursuant to Regulation S-X. However, PGI anticipates that the aforementioned annual consolidated financial statements will be reviewed by a PCAOB registered public accounting firm rather than audited by a PCAOB registered public accounting firm. PGI has engaged Milhouse & Neal to be the PCAOB registered public accounting firm that will review its annual consolidated financial statements that will be included in the Annual Report on Form 10-K for its fiscal year ended December 31, 2019 and for its fiscal years thereafter.

PGI meets all of the conditions in Regulation S-X 3-11 for an “Inactive Registrant” which are:
(a)
Gross receipts not in excess of $100,000;
(b)
Not purchasing or selling any of its own stock or granted options therefor;
(c)
Expenditures for all purposes not in excess of $100,000 (see discussion);
(d)
No material change in the business has occurred during the fiscal year;
(e)
No securities exchange or governmental authority having jurisdiction over the entity requires the entity to furnish audited financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

As the Company reviews its circumstances, it has met the conditions as an Inactive Registrant since 2017

The Company, formerly a Florida residential developer, is dormant with less than 70 acres of remaining landholdings, much of which has little value due to various restrictions. The Company’s consolidated financial statements show it has a Stockholders’ Deficiency of $90.9 million as of December 31, 2018. BKD, the Company’s PCAOB registered public accounting firm until the date the Company filed its Form 10-K for Fiscal 2018 which was February 25, 2019, expressed a “going concern” opinion with respect to the Company for its Fiscal 2018 financial statements and had expressed such opinions for many years previously. PGI has had no trading of its securities in many years. Any future real estate transactions by the Company will be limited, uncertain as to timing and as to value. Ultimately, PGI expects that proceeds from sales of its remaining real estate, if any, will provide some minimal recoveries for PGI’s senior debtholders. PGI has been an SEC registrant for over 40 years.

As an Inactive Registrant, PGI will continue to provide comprehensive updates through its SEC filings.

The Trustee of the 6.5% subordinated debentures, which matured in June 1991, with an original face amount of $1,034,000, provided notice of final distribution to holders of such debentures on September 2, 2014. In connection with such final distribution, the Trustee maintained a debenture reserve fund with a balance of $13,000 as of March 31, 2019 and December 31, 2018, respectively, which is available for final distribution to holders of such debentures who surrender their respective debenture certificates.

During the three month period ended March 31, 2019, there were no 6.5% subordinated convertible debentures that were surrendered by their respective debenture holders and no funds were utilized from the debenture reserve account.

As of March 31, 2019 and December 31, 2018, the remaining outstanding principal balance on such 6.5% subordinated convertible debentures that have not been surrendered by the respective holders equals $138,000 plus accrued and unpaid interest of $272,000 and $270,000, respectively. If and when such remaining debentures are surrendered to the Trustee, the applicable portion of such principal and accrued interest will be recorded as debt and interest forgiveness. As the Company has consistently stated in prior filings, the Company believes that any potential claims by the respective debenture holders on such 6.5% subordinated convertible debentures would be barred under the applicable statutes of limitations.

As of March 31, 2019, the Company remained in default under its subordinated convertible debentures and notes payable, as well as the accrued interest with respect to its collateralized convertible debentures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Revenues for the three months ended March 31, 2019 decreased by $4,000 to $1,000 from $5,000 for the comparable 2018 period primarily as a result of no related party interest income earned on the short-term note receivable with Love Investment Company (“LIC”), the Company’s primary preferred stock shareholder in 2019. The Company received payment of the note receivable balance from LIC on March 6, 2018. Interest income earned on the Company’s money market account was $1,000 for each of the three month periods ended March 31, 2019 and 2018.

Expenses for the three month period ended March 31, 2019 increased by $356,000 when compared to the same period in 2018 primarily as a result of no forgiveness of debt and interest in the three months ended March 31,2019 as compared to $332,000 of forgiveness of debt and interest in the three months ended March 31, 2018. The forgiveness of debt and interest for the three months ended March 31, 2018 is attributed to the 6.5% subordinated convertible debentures which matured in June, 1991. A face amount of $115,000 of debentures were effectively surrendered with escheatment of respective funds to the states of debenture holders. In addition, debentures with a face amount of $3,000 were surrendered by debenture holders. Accordingly, the Company has recognized $107,000 in forgiveness of debt during the three months ended March 31, 2018. In addition, accrued interest of $225,000 on such debentures that are considered surrendered was recorded as forgiveness of interest expense during the three months ended March 31, 2018.

Interest expense relating to the Company’s current outstanding debt, held by non-related parties, increased by $5,000 during the three month period ended March 31, 2019 compared to the same period in 2018, primarily as a result of interest compounding on past due balances. In addition, there was an increase in the prime interest rate to 5.5% as of March 31, 2019 compared to 4.75% as of March 31, 2018.

Legal and professional expenses during the three month period ended March 31, 2019 increased by $25,000 when compared to the same period in 2018 primarily as a result of legal expenses incurred in connection with reviewing and editing the Company’s Form 10K and in connection with legal research relating to the Company’s going concern alternatives and SEC Regulation S-X for inactive registrants.

General and administrative expenses during the three month period ended March 31, 2019 decreased by $6,000 when compared to the same period in 2018 primarily as a result of a $4,000 decrease in fees relating to the filing of the Company’s periodic reports in 2019 as an inactive registrant. In addition, there was a decrease of approximately $2,000 during the three month period ended March 31, 2019 compared to the same period in 2018 due to 6% subordinated convertible debenture administration fees in 2018.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company incurred a net loss of $403,000 during the three month period ended March 31, 2019 compared to a net loss of $43,000 for the comparable period in 2018. After deducting preferred dividends, totaling $160,000 for the three month periods ended March 31, 2019 and 2018, with respect to the Class A Preferred Stock, a net loss per share of $(.11) and $(.04) was incurred for the three month periods ended March 31, 2019 and 2018. The total cumulative preferred dividends in arrears with respect to the Class A Preferred Stock through March 31, 2019 is $15,315,000.

Cash Flow Analysis

During the three month period ended March 31, 2019, the Company’s net cash used in operating activities was $107,000 compared to $36,000 for the comparable period in 2018. There was no cash provided from investing activities during the three month period ended March 31, 2019 compared to $560,000 of net cash provided from investing activities in the comparable period in 2018 which consisted of note receivable proceeds received from LIC.

Analysis of Financial Condition

Total assets decreased by $107,000 at March 31, 2019 compared to total assets at December 31, 2018, reflecting the following changes:

	March 31,	December 31,	Increase
	2019	2018	(Decrease)
		($ in thousands)
Cash	$419	$526	$(107)
Land inventory	14	14	-
Restricted sinking fund	13	13	-
	$446	$553	$(107)

During the three month period ended March 31, 2019, cash decreased by $107,000 compared to December 31, 2018 as a result of the Company funding its operating activities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liabilities were approximately $91,845,000 at March 31, 2019 compared to approximately $91,549,000 at December 31, 2018, reflecting the following changes which resulted in an increase of $296,000 of liabilities:

	March 31,	December 31,	Increase
	2019	2018	(Decrease)
		($ in thousands)
Accounts payable and accrued expenses	$175	$230	$(55)
Accrued real estate taxes	1	-	1
Accrued interest	82,308	81,958	350
Credit agreements:
Notes payable	1,198	1,198	-
Subordinated convertible
debentures payable	8,163	8,163	-

	$91,845	$91,549	$296

During the three month period ended March 31, 2019, the amount of accounts payable and accrued expenses decreased by $55,000 primarily as a result of timing differences. Accrued real estate taxes increased by $1,000 during the three month period ended March 31, 2019 due to the accrual of real estate taxes for the respective period. Accrued interest during the three month period ended March 31, 2019 increased by $350,000 due to the amount of interest expense for such period. During the three month period ended March 31, 2019, the Company made no interest or principal payments on its outstanding notes payable and subordinated convertible debentures.

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

The principal and accrued interest amounts due as of March 31, 2019 are as indicated in the following table:

	March 31, 2019
	Principal	Accrued
	Amount Due	Interest
	($ in thousands)

Subordinated convertible debentures:
At 6.5%, due June 1991	$138	$272
At 6%, due May 1992	8,025	25,800
	$8,163	$26,072
Collateralized convertible debentures-related party:
At 14%, due July 8, 1997	$-	$52,915

Notes payable:
At prime plus 2%, all past due	$1,176	$3,321
Non-interest bearing	22	-
	$1,198	$3,321

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

The Company’s independent registered public accounting firm included an explanatory paragraph regarding the Company’s ability to continue as a going concern in their opinion on the Company’s consolidated financial statements for the year ended December 31, 2018.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019. There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PGI INCORPORATED (Registrant)

Date: May 15, 2019	By:	/s/ Laurence A. Schiffer
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