Form 10-Q
period 2019-09-30
PGI INC
filed 2019-11-12
CIK 81157

 FORM 10- Q
 U.S SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of November 12, 2019, there were 5,317,758 shares of the registrant’s common stock, $.10 par value per share, outstanding.

PGI INCORPORATED AND SUBSIDIARIES

Form 10 – Q
For the Quarter Ended September 30, 2019

Table of Contents

		Form 10 - Q Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statements of Financial Position September 30, 2019 (Unaudited) and December 31, 2018	3

	Condensed Consolidated Statements of Operations (Unaudited) Three and Nine Months Ended September 30, 2019 and 2018	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) Nine Months Ended September 30, 2019 and 2018	5

	Condensed Consolidated Statements of Stockholders’ Deficiency (Unaudited) Three Months Ended September 30, 2019 and 2018 Nine Months Ended September 30, 2019 and 2018	6 7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

SIGNATURE		22

EXHIBIT INDEX		23

 PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
($ in thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash	$336	$526
Land inventory	14	14
Restricted sinking fund	13	13
	$363	$553
LIABILITIES
Accounts payable and accrued expenses	$167	$230
Accrued real estate taxes	3	-
Accrued interest:
Subordinated convertible debentures payable	26,735	25,744
Convertible debentures payable-related party	52,915	52,915
Notes payable	3,365	3,299
Credit agreements:
Notes payable	1,198	1,198
Subordinated convertible debentures payable	8,163	8,163
	92,546	91,549
STOCKHOLDERS' DEFICIENCY
Preferred stock, par value $1.00 per share;
authorized 5,000,000 shares; 2,000,000
Class A cumulative convertible shares issued
and outstanding; (liquidation preference of
$8,000 plus unpaid cumulative dividends of $15,635)	2,000	2,000
Common stock, par value $.10 per share;
authorized 25,000,000 shares; 5,317,758
shares issued and outstanding	532	532
Paid-in capital	13,498	13,498
Accumulated deficit	(108,213)	(107,026)
	(92,183)	(90,996)
	$363	$553

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

Part I  Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
REVENUES
Interest income	$-	$-	$1	$2
Interest income-related party	-	-	-	4
Other income	-	-	3	-
	-	-	4	6
COSTS AND EXPENSES
Interest	354	347	1,057	1,039
Forgiveness of debt
and interest	-	(432)	-	(875)
Taxes and assessments	1	1	3	4
Consulting and accounting-
related party	9	9	27	27
Legal and professional	16	41	63	69
General and administrative	12	33	41	74
	392	(1)	1,191	338
NET INCOME (LOSS)	$(392)	$1	$(1,187)	$(332)

NET LOSS PER SHARE(*)
AVAILABLE TO COMMON
STOCKHOLDERS-Basic and diluted	$(0.10)	$(0.03)	$(0.31)	$(0.15)

*Considers the effect of dividends on preferred stock for the three and nine months ended September 30, 2019 and 2018.

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

Part I  Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2019	2018

Net cash used in operating activities	$(190)	$(112)
Cash Flows from investing activities:
Payments received on notes receivable-related party	-	560
Net cash provided by (used in) investing activities	-	560

Net change in cash	(190)	448

Cash at beginning of period	526	159

Cash at end of period	$336	$607

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

Part I  Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

Three Months ended September 30, 2019
($ in thousands, except share data)

	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balances at 6/30/19	2,000,000	$2,000	5,317,758	$532	$13,498	$(107,821)	$(91,791)

Net Income (Loss)	-	-	-	-	-	(392)	(392)
Balances at 9/30/19	2,000,000	$2,000	5,317,758	$532	$13,498	$(108,213)	$(92,183)

Three Months ended September 30, 2018
($ in thousands, except share data)

	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balances at 6/30/18	2,000,000	$2,000	5,317,758	$532	$13,498	$(106,623)	$(90,593)

Net Income (Loss)	-	-	-	-	-	1	1
Balances at 9/30/18	2,000,000	$2,000	5,317,758	$532	$13,498	$(106,622)	$(90,592)

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

Part I  Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

Nine Months ended September 30, 2019
($ in thousands, except share data)

	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balances at 12/31/18	2,000,000	$2,000	5,317,758	$532	$13,498	$(107,026)	$(90,996)

Net Income (Loss)	-	-	-	-	-	(1,187)	(1,187)
Balances at 9/30/19	2,000,000	$2,000	5,317,758	$532	$13,498	$(108,213)	$(92,183)

Nine Months ended September 30, 2018
($ in thousands, except share data)

	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balances at 12/31/17	2,000,000	$2,000	5,317,758	$532	$13,498	$(106,290)	$(90,260)

Net Income (Loss)	-	-	-	-	-	(332)	(332)
Balances at 9/30/18	2,000,000	$2,000	5,317,758	$532	$13,498	$(106,622)	$(90,592)

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

All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2019 or any other interim period.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(2)
Per Share Data

Basic per share amounts are computed by dividing net income (loss), after deducting current period dividends on the Company's preferred stock, by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for the three and nine months ended September 30, 2019 and 2018 was 5,317,758.

Diluted per share amounts are computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and outstanding convertible debentures, if dilutive, into shares of common stock. For the three and nine months ended September 30, 2019 and 2018, the assumed conversion of all outstanding convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

The following is a summary of the calculations used in computing basic and diluted loss per share for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
	($ in thousands, except share and per share data)

Net Income (Loss)	$(392)	$1	$(1,187)	$(332)

Preferred dividends	(160)	(160)	(480)	(480)

Loss Available to	$(552)	$(159)	$(1,667)	$(812)
Common shareholders

Basic and Diluted
Weighted Average Number
Of Common Shares
Outstanding	5,317,758	5,317,758	5,317,758	5,317,758

Basic and Diluted Loss
Per Common Share	$(0.10)	$(0.03)	$(0.31)	$(0.15)

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(3)
Statement of Cash Flows

The Financial Accounting Standards Board Accounting Standards Codification Topic No. 230, “Statement of Cash Flows”, requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. There were no payments of interest for the nine month periods ended September 30, 2019 and 2018.

(4)
Land Inventory

Land inventory consisted of

	September 30,	December 31,
	2019	2018
	($ in thousands)
Fully improved land	$14	$14

(5)
Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	September 30,	December 31,
	2019	2018
	($ in thousands)
Accounts payable	$-	$18
Accrued professional fees	12	43
Accrued legal fees	-	14
Accrued consulting fees-related party	1	1
Accrued debenture fees	153	153
Accrued miscellaneous	1	1
	$167	$230

Accrued real estate taxes consisted of:
Current real estate taxes	$3	$-

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

The Trustee of the 6.5% subordinated convertible debentures, which matured in June 1991, with an original face amount of $1,034,000, provided notice of final distribution to holders of such debentures on September 2, 2014. In connection with such final distribution, the Trustee maintains a debenture reserve fund with a balance of $13,000 as of September 30, 2019 and December 31, 2018, available for final distribution of $92 per $1,000 in face amount to holders of such debentures who surrender their respective debenture certificates.

During the nine month period ended September 30, 2019, there were no 6.5% subordinated convertible debentures that were surrendered or escheated by their respective debenture holders and no funds were utilized from the debenture reserve account. During the nine month period ended September 30, 2018, $28,000 of the debenture reserve funds were utilized with $2,000 disbursed in final distribution to debenture holders and $26,000 disbursed in escheatment to states of respective debenture holders as debentures with face amount of $22,000 were surrendered by debenture holders and $287,000 in face amount of debentures were effectively surrendered with the escheatment of respective funds to the states of debenture holders, respectively. Accordingly, the Company recognized $281,000 in forgiveness of debt during the nine months ended September 30, 2018. In addition, accrued interest of $594,000 on such debentures that are considered surrendered was recorded as forgiveness of interest expense during the nine months ended September 30, 2018.

As of September 30, 2019 and December 31, 2018, the outstanding principal balance on such 6.5% subordinated convertible debentures that were not surrendered by the respective holders, or escheated by the Trustee to the states of residence of the respective holders, equals $138,000 plus accrued and unpaid interest of $277,000 and $270,000, respectively. If and when such remaining debentures are surrendered to the Trustee, or escheated to the states of residence of the respective debenture holders, the applicable portion of such principal and accrued interest will be recorded as debt and accrued interest forgiveness. As the Company has consistently stated in prior filings, the Company believes that any potential claims by the respective debenture holders on such 6.5% subordinated convertible debentures would be barred under the applicable statutes of limitations.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(9)
Other Income

Other income for the nine months ended September 30, 2019 was $3,000. Other income represents a recovery from a lot lien receivable recorded in 1999 which has been fully provided for cancellation. There was no other income recorded for the nine months ended September 30, 2018.

(10)
Income Taxes

At December 31, 2018, the Company had an operating loss carryforward of approximately $68,476,000 available to reduce future taxable income. These operating losses expire at various dates through 2037.

The following summarizes the temporary differences of the Company at September 30, 2019 and December 31, 2018 at the statutory rate:

	September 30,	December 31,
	2019	2018
	($ in thousands)
Deferred tax asset
Net operating loss carryforward	$17,424	$17,119
Expenses capitalized under IRC 263(a)	37	37
Tax credits (AMT)	57	57
Valuation allowance	(17,518)	(17,213)
Total deferred tax asset	-	-

(11)
Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, other than debt, approximates fair value at September 30, 2019 and December 31, 2018 because of the short maturity of those instruments. It was not practicable to estimate the fair value of the Company’s notes payable and its convertible debentures because these debts are in default causing no basis for estimating value by reference to quoted market prices or current rates offered to the Company for debt of the same remaining maturities.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note

The Company’s remaining land inventory consists of 6 single family lots, an approximate 7 acre parcel and some other minor parcels of real estate consisting of easements in Citrus County Florida, which are owned through its wholly-owned subsidiary, Sugarmill Woods, Inc. (“Sugarmill Woods”). In addition, Punta Gorda Isles Sales, Inc. (“PGIS”), a wholly-owned subsidiary of the Company, owns 12 parcels of real estate in Charlotte County, Florida, which in total approximates 60 acres. These parcels have limited value because of associated developmental constraints such as wetlands, easements, and/or other obstacles to development and sale.

In early 2019, the Board of Directors of PGI concluded that it meets all of the conditions under which a registrant may be deemed an “Inactive Entity” as that term is defined or contemplated in Regulation S-X 3-11 and as the term “Inactive Registrant” is further contemplated in the Securities and Exchange Commission’s Division of Corporation Finance’s Financial Reporting Manual section 1320.2. Under Regulation 3-11 of Regulation S-X, the financial statements required thereunder with respect to an Inactive Registrant for purposes of reports pursuant to the Securities Exchange Act of 1934, including but not limited to annual reports on Form 10-K, may be unaudited. A representative of PGI informally discussed its view that PGI is an Inactive Registrant with a staff member of the Chief Accountant’s Office in the Division of Corporation Finance in February 2019.

As an Inactive Registrant, PGI currently intends to continue to timely file Annual Reports on Forms 10-K with the Securities and Exchange Commission (the “SEC”). PGI currently intends to include in such Annual Reports all annual consolidated financial statements required to be included therein pursuant to Regulation S-X. However, PGI will include annual consolidated financial statements reviewed by a PCAOB registered public accounting firm rather than audited. PGI has engaged Milhouse & Neal to be the PCAOB registered public accounting firm that will review its annual consolidated financial statements to be included in the Annual Report on Form 10-K for its fiscal year ended December 31, 2019 and for its fiscal years thereafter.

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

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As the Company reviews its circumstances, it has met the conditions as an Inactive Registrant since 2017.

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

The Trustee of the 6.5% subordinated convertible debentures, which matured in June 1991, with an original face amount of $1,034,000, provided notice of final distribution to holders of such debentures on September 2, 2014. In connection with such final distribution, the Trustee maintains a debenture reserve fund with a balance of $13,000 as of September 30, 2019 and December 31, 2018, respectively, available for final distribution of $92 per $1,000 in face amount to holders of such debentures who surrender their respective debenture certificates.

During the nine month period ended September 30, 2019, there were no 6.5% subordinated convertible debentures that were surrendered by their respective debenture holders and no funds were utilized from the debenture reserve account.

As of September 30, 2019 and December 31, 2018, the remaining outstanding principal balance on such 6.5% subordinated convertible debentures that have not been surrendered by the respective holders equals $138,000 plus accrued and unpaid interest of $277,000 and $270,000, respectively. If and when such remaining debentures are surrendered to the Trustee, or escheated to the states of residence of the respective debenture holders, the applicable portion of such principal and accrued interest will be recorded as debt and accrued interest forgiveness. As the Company has consistently stated in prior filings, the Company believes that any potential claims by the respective debenture holders on such 6.5% subordinated convertible debentures would be barred under the applicable statutes of limitations.

As of September 30, 2019, the Company remained in default under its subordinated convertible debentures and notes payable, as well as the accrued interest with respect to its collateralized convertible debentures.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

There was no revenue for the three month periods ended September 30, 2019 and 2018 as interest earned on the Company’s money market account is minimal due to the declining account balance.

Expenses for the three month period ended September 30, 2019 increased by $393,000 when compared to the same period in 2018 primarily as a result of no forgiveness of debt and interest in the three months ended September 30, 2019 as compared to $432,000 of forgiveness of debt and interest during the three months ended September 30, 2018. The forgiveness of debt and interest for the three months ended September 30, 2018 is attributed to the 6.5% subordinated debentures which matured in June 1991. A face amount of $152,000 of debentures were effectively surrendered with escheatment of respective funds to the last known state of residency of the debenture holders. Accordingly, the Company recognized $138,000 in forgiveness of debt during the three months ended September 30, 2018. In addition, accrued interest of $294,000 on such debentures considered surrendered was recorded as forgiveness of interest expense during the three months ended September 30, 2018.

Interest expense relating to the Company’s current outstanding debt, held by non-related parties, increased by $7,000 during the three month period ended September 30, 2019 compared to the same period in 2018, primarily as a result of interest compounding on past due balances. In addition, there was a decrease in the prime interest rate to 5% as of September 30, 2019 compared to 5.25% as of September 30, 2018.

Legal and professional expenses decreased by $25,000 during the three months ended September 30, 2019 when compared to the same period in 2018. Legal expenses decreased by $32,000 during the three months ended September 30, 2019 compared to the same period in 2018. Legal expenses were incurred during the three months ended September 30, 2018 in connection with research on the effect of surrender of debentures escheated to the states of debenture holders in 2018. There was no comparable legal expense during the three months ended September 30, 2019. Professional expenses increased by $7,000 when compared to the same period in 2018 as a result of expenses incurred on a parcel in Citrus County for which a report to the Florida Department of Environmental Protection (“FDEP”) has been filed to request satisfaction of environmental remediation efforts.

General and administrative expenses during the three month period ended September 30, 2019 decreased by $21,000 when compared to the same period in 2018. During the three months ended September 30, 2018, $13,000 was incurred relating to the review of the Company’s Form 10Q and disclosure of the effect of surrender of debentures escheated.. In addition, there was a decrease of approximately $4,000 in expenses as an inactive registrant during the three months ended September 30, 2019 compared to the same period in 2018, a decrease of approximately $2,000 in fees relating to the filing of the Company’s periodic reports and a decrease of approximately $2,000 relating to the 6% subordinated convertible debenture administration fees in 2018.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company incurred a net loss of $392,000 during the three month period ended September 30, 2019 compared to a net income of $1,000 for the comparable period in 2018. After deducting preferred dividends, totaling $160,000 for the three month periods ended September 30, 2019 and 2018, with respect to the Class A Preferred Stock, a net loss per share (basic) of $(.10) and $(.03) was incurred for the three month periods ended September 30, 2019 and 2018, respectively. The total cumulative preferred dividends in arrears with respect to the Class A Preferred Stock through September 30, 2019 is $15,635,000.

Revenues for the nine months ended September 30, 2019 decreased by $2,000 when compared to the same period in 2018 primarily as a result of no related party interest income earned on the short-term note receivable with Love Investment Company (“LIC”), the Company’s primary preferred stock shareholder in 2019. Related party interest income was $4,000 for the nine months ended September 30, 2018. The Company received payment of the note receivable balance from LIC on March 6, 2018. Interest income on the Company’s money market account decreased by $1,000 during the nine months ended September 30, 2019 from the comparable period in 2018 due to the declining account balance. Other income of $3,000, received during the nine months ended September 30, 2019 represents a recovery of a lot lien receivable recorded in 1999 which has been fully provided for cancellation. There was no other revenue during the nine months ended September 30, 2018.

Expenses for the nine months ended September 30, 2019 increased by $853,000 when compared to the same period in 2018. There was no forgiveness of debt and interest in the nine months ended September 30, 2019 as compared to $875,000 of forgiveness of debt and interest during the nine months ended September 30, 2018. The forgiveness of debt and interest for the nine months ended September 30, 2018 is attributed to the 6.5% subordinated debentures which matured in June 1991. A face amount of $287,000 of debentures were effectively surrendered with escheatment of respective funds to the states of debenture holders. In addition, debentures with a face amount of $22,000 were surrendered by debenture holders. Accordingly, the Company has recognized $281,000 in forgiveness of debt during the nine months ended September 30, 2018. In addition, accrued interest of $594,000 on such debentures that are now considered surrendered was recorded as forgiveness of interest expense during the nine months ended September 30, 2018

Interest expense relating to the Company’s current outstanding debt, held by non-related parties, increased by $18,000 during the nine month period ended September 30, 2019 compared to the same period in 2018, primarily as a result of interest compounding on past due balances. In addition, there was a decrease in the prime interest rate to 5% as of September 30, 2019 compared to 5.25% as of September 30, 2018.

Legal and professional expenses during the nine month period ended September 30, 2019 decreased by $6,000 when compared to the same period in 2018. Legal expenses were incurred in 2018 as a result of legal expenses incurred in connection with research on the effect of surrender of debentures escheated. and in connection with legal research relating to the Company’s going concern alternatives and SEC Regulation S-X for inactive registrants. Professional expenses increased by $2,000 during the nine months ended September 30, 2019 compared to 2018 as a result of expenses incurred during the nine months ended September 30, 2019 on a parcel in Citrus County requiring additional environmental remediation.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Taxes and assessments expense decreased by $1,000 during the nine month period ended September 30, 2019 when compared to the same period in 2018. General and administrative expenses decreased by $33,000 during the nine month period ended September 30, 2019 when compared to the same period in 2018 primarily as a result of decreased fees related to the filing of the Company’s periodic reports in 2019 as an inactive registrant and a decrease in the 6% subordinated convertible debenture administration fees in 2018.

The Company incurred a net loss of $1,187,000 during the nine month period ended September 30, 2019 compared to a net loss of $332,000 for the comparable period in 2018. After deducting preferred dividends, totaling $480,000 for the nine month periods ended September 30, 2019 and 2018, with respect to the Class A Preferred Stock, net loss per share of $(.31) and $(.15) was incurred for the nine month periods ended September 30, 2019 and 2018, respectively.

Cash Flow Analysis

During the nine month period ended September 30, 2019, the Company’s net cash used in operating activities was $190,000 compared to $112,000 for the comparable period in 2018. There was no cash provided from investing activities during the nine month period ended September 30, 2019 compared to $560,000 of net cash provided from investing activities in the comparable period in 2018 which consisted of note receivable proceeds received from LIC.

Analysis of Financial Condition

Total assets decreased by $190,000 at September 30, 2019 compared to total assets at December 31, 2018, reflecting the following changes:

	September 30,	December 31,	Increase
	2019	2018	(Decrease)
		($ in thousands)
Cash	$336	$526	$(190)
Land inventory	14	14	-
Restricted sinking fund	13	13	-
	$363	$553	$(190)

During the nine month period ended September 30, 2019, cash decreased by $190,000, compared to December 31, 2018 as a result of the Company funding its operating activities. Based on its current expenditure level, the Company will be able to fund ongoing operating activity for less than two years unless it is able to sell remaining land parcels.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liabilities were approximately $92,546,000 at September 30, 2019 compared to approximately $91,549,000 at December 31, 2018, reflecting the following changes which resulted in an increase of $997,000 of liabilities:

	September 30,	December 31,	Increase
	2019	2018	(Decrease)
		($ in thousands)
Accounts payable and accrued expenses	$167	$230	$(63)
Accrued real estate taxes	3	-	3
Accrued interest	83,015	81,958	1,057
Credit agreements:			-
Notes payable	1,198	1,198	-
Subordinated convertible
debentures payable	8,163	8,163	-

	$92,546	$91,549	$997

During the nine month period ended September 30, 2019, the amount of accounts payable and accrued expenses decreased by $63,000 primarily as a result of timing differences. In addition, the Company’s general and administrative expenses have decreased in 2019 as an inactive registrant. Accrued real estate taxes increased by $3,000 during the nine month period ended September 30, 2019 due to the accrual of real estate taxes for the respective period. Accrued interest during the nine month period ended September 30, 2019 increased by $1,057,000 due to the amount of interest for such period. During the nine month period ended September 30, 2019, the Company made no interest or principal payments on its outstanding notes payable and subordinated convertible debentures.

The Company remains in default on the entire principal amount plus interest (including certain sinking fund and interest payments with respect to the subordinated convertible debentures) of its subordinated convertible debentures and notes payable as well as the remaining accrued interest owed with respect to the collateralized convertible debentures.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The principal and accrued interest amounts due as of September 30, 2019 are as indicated in the following table:

	September 30, 2019
	Principal	Accrued
	Amount Due	Interest
	($ in thousands)

Subordinated convertible debentures:
At 6.5%, due June 1991	$138	$277
At 6%, due May 1992	8,025	26,458
	$8,163	$26,735
Collateralized convertible debentures-related party:
At 14%, due July 8, 1997	$-	$52,915

Notes payable:
At prime plus 2%, all past due	$1,176	$3,365
Non-interest bearing	22	-
	$1,198	$3,365

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019. There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PGI INCORPORATED (Registrant)

Date: November 12, 2019	By:	/s/ Laurence A. Schiffer
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