Form 10-K
period 2019-12-31
PGI INC
filed 2020-03-12
CIK 81157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 – K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(314) 512-8650
(Issuer's telephone number)

Securities registered pursuant to section 12(b) of the Act:   None
Title of each class	Trading Symbol	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $.10 per share
6.5% Convertible Subordinated Debentures due 1991
6.0% Convertible Subordinated Debentures due 1992

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes[_] No[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[_] No[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes[x] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[_] No[X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2019 cannot be determined. See Item 5 of Form 10-K.

The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of March 12, 2020, 5,317,758 shares of Common Stock, par value $.10 per share, were outstanding.

PGI INCORPORATED AND SUBSIDIARIES
FORM 10 – K - 2019
Contents and Cross Reference Index

PART I

Item 1.
Business

GENERAL

As used in this Annual Report on Form 10-K, the “Company” or “PGI” refers, unless the context otherwise requires, to PGI Incorporated and its subsidiaries. The Company’s executive offices are at 212 S. Central, St. Louis, Missouri, 63105, and its telephone number is (314) 512-8650.

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

QUALIFICATION AS INACTIVE REGISTRANT FOR SEC PURPOSES

In early 2019, the Board of Directors of PGI concluded that PGI met and continues to meet all of the conditions under which a registrant may be deemed an “Inactive Entity” as that term is defined or contemplated in Rule 3-11 of Regulation S-X and as the term “Inactive Registrant” is further contemplated in the Securities and Exchange Commission’s Division of Corporation Finance’s Financial Reporting Manual section 1320.2. Under Rule 3-11 of Regulation S-X, the financial statements required thereunder with respect to an Inactive Registrant for purposes of reports pursuant to the Securities Exchange Act of 1934, including but not limited to annual reports on Form 10-K, may be unaudited. A representative of PGI informally discussed its view that PGI is an Inactive Registrant with a staff member of the Chief Accountant’s Office in the Division of Corporation Finance in February 2019.

As an Inactive Registrant, PGI currently intends to continue to timely file Annual Reports on Forms 10-K with the Securities and Exchange Commission (the “SEC”), including this Form 10-K, as well as Quarterly Reports on Forms 10-Q and any other required reports. PGI currently intends to include in such Annual Reports all annual consolidated financial statements required to be included therein pursuant to Regulation S-X. However, PGI will include annual consolidated financial statements that have been reviewed by a Public Company Accounting Oversight Board (“PCAOB”) registered public accounting firm rather than audited.

Item 1.
Business (continued)

PGI has engaged Milhouse & Neal to be the PCAOB registered public accounting firm that has reviewed its annual consolidated financial statements included in this Annual Report on Form 10-K, and its quarterly consolidated financial statements included in its Quarterly Reports on Form 10-Q filed for its fiscal quarters ended March 31, 2019, June 30, 2019 and September 30, 2019. PGI currently intends to include reviewed consolidated financial statements in its Forms 10-Q and Forms 10-K that it currently intends to file for its applicable fiscal periods hereafter.

PGI meets all of the conditions in Rule 3-11 of Regulation S-X for an “Inactive Registrant” which are:

(a)
Gross receipts not in excess of $100,000;
(b)
Not purchasing or selling any of its own stock or granted options therefor;
(c)
Expenditures for all purposes not in excess of $100,000;
(d)
No material change in the business has occurred during the fiscal year;
(e)
No securities exchange or governmental authority having jurisdiction over the entity requires the entity to furnish audited financial statements.

As the Company reviews its circumstances, it has met the conditions as an Inactive Registrant since 2017.

The Company, formerly a Florida residential developer, is dormant with less than 70 acres of remaining landholdings, much of which has little value due to various restrictions. The Company’s consolidated financial statements show it has a Stockholders’ Deficiency of $92.6 million as of December 31, 2019. BKD, the Company’s PCAOB registered public accounting firm until the date the Company filed its Form 10-K for Fiscal 2018 which was February 25, 2019, expressed a “going concern” opinion with respect to the Company for its Fiscal 2018 financial statements and had expressed such opinions for many years previously. PGI has had no trading of its securities in many years. Any future real estate transactions by the Company will be limited, uncertain as to timing and as to value. Ultimately, PGI expects that proceeds from sales of its remaining real estate, if any, will provide some minimal recoveries for PGI’s senior debtholders. PGI has been an SEC registrant for over 40 years.

As an Inactive Registrant, PGI currently intends to continue to provide comprehensive updates through its SEC filings.

AVAILABLE INFORMATION

We file annual and quarterly reports and file or furnish current reports (including any exhibits or amendments to those reports) and other information with the SEC. These materials may also be accessed through the SEC’s website (www.sec.gov).

OTHER

As of December 31, 2019, the Company had no employees, and all services provided to the Company are through contract services.

The Company’s website address is www.pgiincorporated.com. Information included on our website does not constitute part of this document.

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

Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. (continued)

There were also a small number of over-the-counter quotations, obtained from www.otcmarkets.com, in 2017 and 2016 which were described previously in the Company’s annual reports on Form 10-K for the fiscal years ended December 31, 2017 and December 31, 2016. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

No dividends have ever been paid on the Common Stock, and payment of dividends on the Common Stock is restricted under the terms of the two indentures (one of which matured on June 1, 1991 and the other on May 1, 1992) pursuant to which the Company’s outstanding subordinated convertible debentures were issued and by the terms of the Company’s preferred stock. As of December 31, 2019, to the Company’s knowledge, there were 548 holders of record of the Company’s Common Stock and 347 debenture holders.

Item 6.
Selected Financial Data

Not Applicable

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

 The liabilities of the Company exceed the reported value of its assets. Management’s efforts and activities have been, and continue to be, to sell assets of the Company to repay its indebtedness and to pay the ordinary administrative expenditures in keeping an inactive company in existence. The aggregate remaining land inventory is less than 70 acres, consisting of multiple parcels located in two Florida counties. These parcels have limited value because of associated development constraints such as wetlands, easements and other obstacles to development and sale. At December 31, 2019 the carrying value of the land inventory was $14,000. The Company is seeking to realize full market value for such land. However, certain land parcels may be of so little value and marketability that the Company may elect not to pay the real estate taxes on selected parcels, which may eventually result in a defacto liquidation of such property by subjecting such property to a tax sale.

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

In early 2019, the Board of Directors of PGI concluded that PGI met and continues to meet all of the conditions under which a registrant may be deemed an “Inactive Entity” as that term is defined or contemplated in Rule 3-11 of Regulation S-X and as the term “Inactive Registrant” is further contemplated in the Securities and Exchange Commission’s Division of Corporation Finance’s Financial Reporting Manual section 1320.2. Under Rule 3-11 of Regulation S-X, the financial statements required thereunder with respect to an Inactive Registrant for purposes of reports pursuant to the Securities Exchange Act of 1934, including but not limited to annual reports on Form 10-K, may be unaudited. A representative of PGI informally discussed its view that PGI is an Inactive Registrant with a staff member of the Chief Accountant’s Office in the Division of Corporation Finance in February 2019.

As an Inactive Registrant, PGI currently intends to continue to timely file Annual Reports on Forms 10-K with the SEC, including this Form 10-K, as well as Quarterly Reports on Forms 10-Q and any other required reports. PGI currently intends to include in such Annual Reports all annual consolidated financial statements required to be included therein pursuant to Regulation S-X. However, PGI will include annual consolidated financial statements that have been reviewed by a PCAOB registered public accounting firm rather than audited. PGI has engaged Milhouse & Neal to be the PCAOB registered public accounting firm that has reviewed its annual consolidated financial statements included in the Annual Report on Form 10-K and its quarterly consolidated financial statements included in its Quarterly Reports on Form 10-Q filed for its fiscal quarters ended March 31, 2019, June 30, 2019 and September 30, 2019. PGI currently intends to include reviewed consolidated financial statements in its Forms 10-Q and Forms 10-K that it currently intends to file for its applicable fiscal periods hereafter.

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

PGI meets all of the conditions in Rule 3-11 of Regulation S-X for an “Inactive Registrant” which are:

(a)
Gross receipts not in excess of $100,000;
(b)
Not purchasing or selling any of its own stock or granted options therefor;
(c)
Expenditures for all purposes not in excess of $100,000;
(d)
No material change in the business has occurred during the fiscal year;
(e)
No securities exchange or governmental authority having jurisdiction over the entity requires the entity to furnish audited financial statements.

As the Company reviews its circumstances, it has met the conditions as an Inactive Registrant since 2017.

The Company, formerly a Florida residential developer, is dormant with less than 70 acres of remaining landholdings, much of which has little value due to various restrictions. The Company’s consolidated financial statements show it has a Stockholders’ Deficiency of $92.6 million as of December 31, 2019. BKD, the Company’s PCAOB registered public accounting firm until the date the Company filed its Form 10-K for Fiscal 2018 which was February 25, 2019, expressed a “going concern” opinion with respect to the Company for its Fiscal 2018 financial statements and had expressed such opinions for many years previously. PGI has had no trading of its securities in many years. Any future real estate transactions by the Company will be limited, uncertain as to timing and as to value. Ultimately, PGI expects that proceeds from sales of its remaining real estate, if any, will provide some minimal recoveries for PGI’s senior debtholders. PGI has been an SEC registrant for over 40 years.

As an Inactive Registrant, PGI currently intends to continue to provide comprehensive updates through its SEC filings.

The Company’s financial statement indebtedness includes the: (i) 6.5% subordinated convertible debentures, which matured in June, 1991, with a remaining face amount of $138,000; (ii) its 6.0% subordinated convertible debentures which matured in May, 1992, with a remaining face amount of $8,025,000; and (iii) various notes payable, with a remaining face amount of $1,198,000.

With respect to the 6.5% subordinated convertible debentures, the Trustee provided notice of final distribution to the holders of such debentures on September 2, 2014. In connection with such final distribution, the Trustee maintained a debenture reserve fund with a balance of $13,000 as of December 31, 2019 and 2018, respectively, which is available for final distribution of $92 per $1,000 in face amount to remaining holders of such debentures who surrender their respective debenture certificates.

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the year ended December 31, 2019, there were no 6.5% subordinated convertible debentures that were surrendered or escheated by their respective debenture holders and no funds were utilized from the debenture reserve account. During the year ended December 31, 2018, $28,000 of the debenture reserve funds were utilized with $2,000 disbursed in final distribution to debenture holders and $26,000 disbursed in escheatment to states of respective debenture holders as debentures with a face amount of $22,000 were surrendered by debenture holders and $287,000 in face amount of debentures were effectively surrendered with the escheatment of respective funds to the states of debenture holders, respectively. Accordingly, the Company has recognized $281,000 in forgiveness of debt during the year ended December 31, 2018. In addition, accrued interest of $594,000 on such debentures that are considered surrendered was recorded as forgiveness of interest expense during the year ended December 31, 2018.

As of December 31, 2019, the outstanding principal balance on such 6.5% subordinated convertible debentures that were not surrendered by the respective holders, or escheated by the Trustee to the states of residence of the respective holders, equals $138,000 plus accrued and unpaid interest of $279,000. The outstanding principal on such respective debentures as of December 31, 2018 was $138,000 plus accrued and unpaid interest of $270,000.

The 6.5% subordinated convertible debenture balances for the years ended December 31, 2019 and 2018 are as follows:

	2019	2018
	($ in thousands)

Original face value	$1,034	$1,034
Outstanding debenture principal balance	138	138
Face value of debentures surrendered	-	22
Face value of debentures escheated	-	287
Accrued and unpaid interest balance	279	270
Debenture reserve account balance	13	13
Debenture reserve funds utilized
in payment of final distribution	-	2
Debenture reserve funds utilized
in escheatment to states of debenture holders	-	26
Forgiveness of debt	-	281
Forgiveness of interest	-	594

If and when such remaining debentures are surrendered to the Trustee, or escheated to the states of residence of the respective debenture holders, the applicable portion of such principal and accrued interest will similarly be recorded as debt and accrued interest forgiveness. As the Company has consistently stated in prior filings, the Company believes that any potential claims by the respective debenture holders on such 6.5% subordinated convertible debentures would be barred under the applicable statutes of limitations.

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In addition to the convertible subordinated debentures noted above, the Company’s financial statement indebtedness includes its 6.0% subordinated convertible debentures which matured in May, 1992, with a remaining face amount of $8,025,000.

The cumulative amount due for the 6.5% and 6% subordinated convertible debentures as of December 31, 2019 is as follows:

	Principal	Unpaid
	Amount Due	Interest
	($ in thousands)

6.5% Subordinated debentures due June 1, 1991	$138	$279
6% Subordinated debentures due May 1, 1992	8,025	26,791
	$8,163	$27,070

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

If such claims are barred, the Company will likely recognize income in like amount for income tax purposes, without the receipt of any cash. Management estimates that the potential income tax liability may be largely averted by the insolvency exception of the tax laws and the utilization of the Company’s tax loss carryforwards, which as of December 31, 2019 totaled approximately $68,966,000.

Even if claims by the subordinated convertible debenture holders are barred in full and there is no cash tax consequence to the Company as a result of the utilization of the tax loss carry forwards, the Company would nonetheless have a substantial Stockholders’ Deficiency. As of December 31, 2019, the Stockholders’ Deficiency of the Company was $92,564,000.

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS
Revenues

Revenues for the year ended December 31, 2019 decreased by $3,000 to $4,000 compared to revenues of $7,000 for the year ended December 31, 2018, primarily as a result of a decrease in related party interest income. The related party interest income for the year ended December 31, 2018 is the result of the Company’s investment in a $560,000 short term note with LIC, which investment was made during the year ended December 31, 2017. The Company received payment of the outstanding note receivable from LIC in March, 2018. Related party interest income totaled $5,000 for the year ended December 31, 2018. Interest income on the Company’s money market account decreased by $1,000 during the year ended December 31, 2019 from the comparable period in 2018 due to the declining account balance. Other income of $3,000, received during the year ended December 31, 2019 represents a recovery of a lot lien receivable recorded in 1999 which has been fully provided for cancellation. There was no other income during the year ended December 31, 2018.

Costs and Expenses

Costs and expenses for the year ended December 31, 2019 increased by $829,000 when compared to the same period in 2018 as follows:

			Increase
	2019	2018	(Decrease)
		($ in thousands)
COSTS, EXPENSES AND OTHER
Interest expense	$1,412	$1,388	$24
Forgiveness of Debt and Interest	-	(875)	875
Taxes and assessments	5	5	-
Consulting and accounting-
related party	35	36	(1)
Legal and professional	65	95	(30)
General and administrative	55	94	(39)
	$1,572	$743	$829

Interest expense relating to the Company’s current outstanding debt held by non-related parties, increased by $24,000 during the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily as a result of interest accruing on past due balances which increased at various intervals throughout the year for accrued but unpaid interest.

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

During the year ended December 31, 2018, $28,000 of the debenture reserve funds were utilized with $2,000 disbursed in final distribution to debenture holders and $26,000 disbursed in escheatment to states of respective debenture holders as debentures with a face amount of $22,000 were surrendered by debenture holders and $287,000 in face amount of debentures were effectively surrendered with the escheatment of respective funds to the states of debenture holders, respectively. Accordingly, the Company has recognized $281,000 in forgiveness of debt during the year ended December 31, 2018. In addition, accrued interest of $594,000 on such debentures that are considered surrendered was recorded as forgiveness of interest expense during the year ended December 31, 2018. There were no debentures surrendered or escheated in 2019 and no funds were utilized from the debenture reserve account.

Taxes and assessments were $5,000 during the years ended December 31, 2019 and 2018.

Consulting and accounting expense was $35,000 and $36,000 for the years ended December 31, 2019 and 2018, respectively. A quarterly consulting fee is paid to Love Real Estate Company (“LREC”), an affiliate of LIC, of one-tenth of one percent of the carrying value of the Company’s assets, which decreased in 2019 compared to 2018. In addition, accounting service fees of $33,600 were paid to LREC in 2019 and 2018.

Legal and professional expenses decreased by $30,000 during the year ended December 31, 2019 when compared to the same period in 2018 as follows:

(Decrease)
($ in thousands)
Legal Form 10K review	$9
Legal research escheatment of debentures	(37)
Legal Form 8K review	(9)
Legal research "going concern" alternatives	(12)
Legal common title matters	10
Legal and professional fees environmental remediation	9
$(30)

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and administrative expenses decreased by $39,000 during the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily as a result of a $30,000 decrease in fees relating to the filing of the Company’s periodic reports in 2019 as an inactive registrant and a decrease of $9,000 in the 6% subordinated convertible debenture fees in 2019.

The net loss was $1,568,000 ($.42 per share loss) for the year ended December 31, 2019 compared to a net loss of $736,000 ($.26 per share loss) for the year ended December 31, 2018. Included in the 2019 and 2018 loss per share computation is $640,000 ($.12 per share of Common Stock) of annual cumulative preferred stock dividends in arrears.

FINANCIAL CONDITION

Total assets decreased by $217,000 at December 31, 2019 compared to total assets at December 31, 2018 reflecting the following changes:

			Increase
	2019	2018	(Decrease)
	($ in thousands)
Cash	$309	$526	$(217)
Land inventory	14	14	-
Other assets	13	13	-
	$336	$553	$(217)

Net cash used in operating activities was $217,000 for the year ended December 31, 2019 compared to cash used in operations of $193,000 for the year ended December 31, 2018. Net cash used in operations consists of cash received from operations less cash expended for operations.

Cash received from operations during the year ended December 31, 2019 was $4,000, which represents $1,000 in interest income earned on the Company’s money market account and $3,000 in miscellaneous income from a recovery of a lot lien receivable recorded in 1999 which had been fully provided for cancellation. Cash received from operations in the year ended December 31, 2018 was $20,000, which represented $2,000 in interest income earned on the Company’s money market account and $18,000 in related party interest payments received from the Company’s note receivable with LIC.

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash expended for operations during the year ended December 31, 2019 was $221,000 which represents an increase of $8,000 compared to cash expended for operations of $213,000 in the year ended December 31, 2018. There was an increase of $21,000 in legal and professional expenditures which included legal expenses relating to the year ended December 31, 2018 which were included in accounts payable and accrued expenses as of December 31, 2018. This increase is offset by decreases in cash expended for operations during the year ended December 31, 2019 of $4,000 in real estate taxes paid, a decrease of $2,000 in consulting and accounting expenditures and a decrease of $7,000 in general and administrative expenditures related to the filing of the Company’s periodic reports in 2019 as an inactive registrant.

Liabilities were $92,900,000 at December 31, 2019 compared to $91,549,000 at December 31, 2018, reflecting the following changes:

			Increase
	2019	2018	(Decrease)
	($ in thousands)
Accounts payable and accrued expenses	$169	$230	$(61)
Accrued interest	30,455	29,043	1,412
Accrued interest-related party	52,915	52,915	-
Notes payable	1,198	1,198	-
Convertible subordianted debentures payable	8,163	8,163	-
	$92,900	$91,549	$1,351

Accounts payable and accrued expenses decreased by $61,000 at December 31, 2019, compared to December 31, 2018, with decreases primarily representing current liabilities as of December 31, 2019 of $36,000 in general and administrative expenses relating to the filing of the Company’s periodic reports as an inactive registrant and $25,000 for legal services incurred in connection with the evaluation of the Company’s Form 8-K review and legal research relating to “going concern” alternatives.

Accrued interest increased by $1,412,000 at December 31, 2019 compared to December 31, 2018 reflecting changes in the following accrued interest categories:

			Increase
	2019	2018	(Decrease)
	($ in thousands)
Convertible subordinated debentures	$27,070	$25,744	$1,326
Notes Payable	3,385	3,299	86
	$30,455	$29,043	$1,412

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Accrued interest increased due to no payment of interest expense during the year ended December 31, 2019. The accrued interest relating to convertible subordinated debentures increased due to the additional accrual of interest and no payment of previously accrued interest on the Company’s debentures (see Note 8 to the consolidated financial statements under Item 8). The notes payable and convertible subordinated debentures, including accrued interest, are past due.

The Company’s stockholders’ deficiency increased to $92,564,000 at December 31, 2019 from a $90,996,000 stockholders’ deficiency at December 31, 2018, reflecting the 2019 net loss of $1,568,000.

Off-Balance Sheet Arrangements

The Company has no Off-Balance Sheet Arrangements.

Recent Accounting Standards

Accounting Standards Update (ASU) No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, is effective for interim and annual periods ending after December 15, 2016 and, accordingly, this is discussed in Footnote 1 to the financial statements.

ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and accordingly, this is discussed in Footnote 2 to the financial statements.

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

Not Applicable

 Item 8.
Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of PGI Incorporated and Subsidiaries

Results of Review of Financial Information

We have reviewed the consolidated statements of financial position of PGI Incorporated and Subsidiaries (the Company) as of December 31, 2019 and 2018 and the related consolidated statements of operations and cash flows and stockholders’ deficiency for the years then ended, and the related notes (collectively referred to as the financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

Basis for Review Results

These financial statements are the responsibility of the Company’s management. We conducted our reviews in accordance with the standards of the PCAOB. A review of financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the PCOAB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has a significant accumulated deficit and is in default of certain sinking fund and interest payments on its convertible subordinated debentures and, as a result, substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our conclusion is not modified with respect to this matter.

MILHOUSE & NEAL, LLP
Maryland Heights, Missouri
March 12, 2020

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
December 31, 2019 and 2018
($ in thousands, except share data)

ASSETS			LIABILITIES
	2019	2018		2019	2018
Cash	$309	$526	Accounts payable and
			accrued expenses (Note 6)	$169	$230
Land Inventory (Note 4)	14	14
			Accrued Interest:
Other assets (Note 5)	13	13	Subordinated convertible
			debentures (Note 8)	27,070	25,744

			Convertible debentures-
			related party (Note 9)	52,915	52,915

			Notes Payable (Note 7)	3,385	3,299

			Credit Agreements:
			Notes payable (Note 7)	1,198	1,198
			Subordinated convertible
			debentures payable (Note 8)	8,163	8,163

				92,900	91,549
			Commitments and
			Contingencies (Note 13)	-	-

			STOCKHOLDERS' DEFICIENCY
			Preferred stock, par value
			$1.00 per share; authorized
			5,000,000 shares; 2,000,000
			Class A cumulative
			convertible shares issued
			and outstanding; (liquidation
			preference of $8,000,000
			and cumulative dividends)
			(Note 11)	2,000	2,000

			Common stock, par value
			$.10 per share; authorized
			25,000,000 shares; 5,317,758
			shares issued and outstanding
			(Note 11)	532	532

			Paid-in capital	13,498	13,498

			Accumulated deficit	(108,594)	(107,026)
				(92,564)	(90,996)
	$336	$553		$336	$553

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Years ended December 31, 2019 and 2018
($ in thousands, except per share data)

	2019	2018
Revenues:
Interest income	$1	$2
Interest income-related party	-	5
Miscellaneous income	3	-
	4	7

Costs and expenses:
Interest	1,412	1,388
Forgiveness of Debt and interest	-	(875)
Taxes and assessments	5	5
Consulting and accounting-related party	35	36
Legal and professional	65	95
General and administrative	55	94
	1,572	743

Net Loss	$(1,568)	$(736)

Net Loss Per Share
Available to Common Stockholders
Basic and Diluted (Note 16)	$(0.42)	$(0.26)

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Years ended December 31, 2019 and 2018
($ in thousands)

	2019	2018
Cash flows from operating activites:

Cash received from operations:

Interest income	$1	$2
Interest income-related party	-	18
Miscellaneous income	3	-
	4	20
Cash expended for operations:

Taxes and assessments	5	9
Consulting and accounting-related party	35	37
Legal and professional	90	69
General and administrative	91	98
	221	213

Net cash flows used in operating activities	(217)	(193)

Cash flows from investing activities:
Net (advances) repayments of notes receivable
-related party	-	560
Net cash flows provided by (used in)
investing activities	-	560

Net change in cash	(217)	367

Cash at beginning of year	526	159
Cash at end of year	$309	$526

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
Years ended December 31, 2019 and 2018
($ in thousands)

	2019	2018

Reconciliation of net loss to net cash
used in operating activities:

Net loss	$(1,568)	$(736)

Adjustments to reconcile net loss to net
cash used in operating activities:
Forgiveness of debt and interest	-	(875)

Decrease (increase) in assets:
Interest receivable-related party	-	13

Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(61)	21
Accrued real estate taxes	-	(4)
Accrued interest	1,412	1,388

Net cash flows used in operating activities	$(217)	$(193)

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)
Year ended December 31, 2019
($ in thousands, except share data)

	Preferred Stock		Common Stock			Accumulated
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Deficit	Total

Balances at 1/1/19	2,000,000	$2,000	5,317,758	$532	$13,498	$(107,026)	$(90,996)

Net Loss	-	-	-	-	-	(1,568)	(1,568)
Balances at 12/31/19	2,000,000	$2,000	5,317,758	$532	$13,498	$(108,594)	$(92,564)

Year ended December 31, 2018
($ in thousands, except share data)

	Preferred Stock		Common Stock			Accumulated
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Deficit	Total

Balances at 1/1/18	2,000,000	$2,000	5,317,758	$532	$13,498	$(106,290)	$(90,260)

Net Loss	-	-	-	-	-	(736)	(736)
Balances at 12/31/18	2,000,000	$2,000	5,317,758	$532	$13,498	$(107,026)	$(90,996)

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) (continued)

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

Land Inventory

Land inventory is stated at cost.

Cash

The Company’s cash accounts exceed federally insured limits by approximately $59,000.

3.
Revenues:

Revenues totaled $4,000 for the year ended December 31, 2019 compared to revenues of $7,000 for the year ended December 31, 2018. Interest income on the Company’s money market account decreased by $1,000 during the year ended December 31, 2019 from the comparable period in 2018 due to the declining account balance. There was no related party interest income during the year ended December 31, 2019 compared to $5,000 for the year ended December 31, 2018 due to the Company’s investment in a $560,000 short term note with LIC, which investment was made during the year ended December 31, 2017. The Company received payment of the outstanding note receivable from LIC in March, 2018. Other income of $3,000, received during the year ended December 31, 2019 represents a recovery of a lot lien receivable recorded in 1999 which has been fully provided for cancellation. There was no other revenue during the year ended December 31, 2018.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) (continued)

4. Land Inventory:

Land inventory consisted of:

	2019	2018
	($ in thousands)
Fully improved land	$14	$14
	$14	$14

5. Other Assets:

Other assets consisted of:

	2019	2018
	($ in thousands)
Deposit with Trustee of 6.5%
debentures	$13	$13
	$13	$13

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) (continued)

6. Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consisted of:

	2019	2018
	($ in thousands)
Accounts payable	$-	$18
Accrued audit, review and tax expense	13	43
Accrued consulting fees-related party	1	1
Accrued legal	1	14
Accrued debenture fees	153	153
Accrued miscellaneous	1	1
	$169	$230

7.
Notes Payable:

Notes payable consisted of the following:

	2019	2018
	($ in thousands)
Notes Payable-
At prime plus 2%, due October 1, 1985	$176	$176
At prime plus 2%, due October 1, 1987	1,000	1,000
Non-interest bearing, due August 1, 1993	22	22
	$1,198	$1,198

The prime rate at December 31, 2019 and 2018, was 4.75% and 5.5%, respectively.

The overall weighted-average interest rate for the Company’s credit agreements with its notes and mortgages was approximately 7.15% and 6.8% at December 31, 2019 and 2018, respectively.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) (continued)

7. Notes Payable (continued):

Accrued interest on notes payable consisted of the following:

	2019	2018
	($ in thousands)
Notes Payable-
At prime plus 2%, due October 1, 1985	$477	$464
At prime plus 2%, due October 1, 1987	2,908	2,835
	$3,385	$3,299

All of the outstanding notes payable including accrued interest are past due.

8. Subordinated Convertible Debentures Payable:

Subordinated debentures payable consisted of:
	2019	2018
	($ in thousands)
6.5%, due June, 1991	$138	$138
6%, due May, 1992	8,025	8,025
	$8,163	$8,163

The Trustee of the 6.5% subordinated convertible debentures, which matured in June 1991, with an original face amount of $1,034,000, provided notice of a final distribution to holders of such debentures on September 2, 2014. In connection with such final distribution, the Trustee has maintained a debenture reserve fund with a balance of $13,000 as of December 31, 2019 and 2018, respectively, available for distribution to holders of such debentures who surrender their respective debenture certificates.

During the year ended December 31, 2019, there were no 6.5% subordinated convertible debentures that were surrendered or escheated by their respective debenture holders and no funds were utilized from the debenture reserve account. During the year ended December 31, 2018, $28,000 of the debenture reserve funds were utilized with $2,000 disbursed in final distribution to debenture holders and $26,000 disbursed in escheatment to states of respective debenture holders as debentures with a face amount of $22,000 were surrendered by debenture holders and $287,000 in face amount of debentures were effectively surrendered with the escheatment of respective funds to the states of debenture holders, respectively. Accordingly, the Company has recognized $281,000 in forgiveness of debt during the year ended December 31, 2018. In addition, accrued interest of $594,000 on such debentures that are considered surrendered was recorded as forgiveness of interest expense during the year ended December 31, 2018.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) (continued)

8. Subordinated Convertible Debentures Payable (continued):

As of December 31, 2019, the outstanding principal balance on such 6.5% subordinated convertible debentures that were not surrendered by the respective holders, or escheated by the Trustee to the states of residence of the respective holders, equals $138,000 plus accrued and unpaid interest of $279,000. The outstanding principal on such respective debentures as of December 31, 2018 was $138,000 plus accrued and unpaid interest of $270,000.

The 6.5% Subordinated convertible debenture balances for the years ended December 31, 2019 and 2018 are as follows:

	2019	2018
	($ in thousands)

Original face value	$1,034	$1,034
Outstanding debenture principal balance	138	138
Face value of debentures surrendered	-	22
Face value of debentures escheated	-	287
Accrued and unpaid interest balance	279	270
Debenture reserve account balance	13	13
Debenture reserve funds utilized
in payment of final distribution	-	2
Debenture reserve funds utilized
in escheatment to states of debenture holders	-	26
Forgiveness of debt	-	281
Forgiveness of interest	-	594

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

The Company is in default of certain sinking fund and interest payments on both subordinated convertible debentures totaling $8,163,000 in principal plus accrued and unpaid interest of $27,070,000 and $25,744,000 as of December 31, 2019 and 2018, respectively.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) (continued)

8. Subordinated Convertible Debentures Payable (continued):

The debentures are not collateralized and are not subordinate to each other, but are subordinate to senior indebtedness ($1,198,000 at December 31, 2019 and 2018). Payment of dividends on the Company’s common stock is restricted under the terms of the two indentures pursuant to which the outstanding debentures are issued.

In order to maximize the amounts realized for the debt holders, the Company has been and intends to continue to seek buyers for the remaining landholdings. No assurances are offered regarding the timing of or the values to be realized from future land sales.

9. Convertible Debentures Payable:

In May 2008, LIC purchased $703,000 in principal amount of the Company’s convertible debentures from the previous debenture holder. The balance of the outstanding convertible debentures in the amount of $797,000, were held by Love-1989. The debentures held by Love-1989 and LIC were secured by a second mortgage behind PGIP on the 366 acres retained by the Company and a security interest behind that held by PGIP in the restricted proceeds escrow. The total debentures balance of $1,500,000 carried a maturity date of July 8, 1997 and were in default as of December 31, 2015. In 2016 the 366 acres were sold and the primary lender obligation to PGIP was respectively paid, in addition to the convertible debentures principal of $1,500,000 and a portion of the accrued interest. Interest on the debentures accrued at the rate of fourteen percent compounded quarterly until the principal was paid in 2016..

The remaining accrued interest is $52,915,000 as of December 31, 2019 and 2018.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) (continued)

10. Income Taxes:

Reconciliation of the statutory federal income tax rates, 21% for the years ended December 31, 2019 and 2018, to the Company’s effective income tax rates follows:

	2019		2018
	($ in thousands)
		Percent of		Percent of
	Amount of tax	Pre-tax Loss	Amount of tax	Pre-tax Loss
Expected tax credit	$(338)	-21.0%	$(155)	-21.0%
State income taxes, net of
federal tax benefits	(65)	-4.0%	(29)	-4.0%
Decrease in environmental
liability	-	0.0%	-	0.0%
Increase (decrease) in valuation
allowance	403	25.0%	184	25.0%
	$-	0.0%	$-	0.0%

At December 31, 2019, the Company had an operating loss carryforward of approximately $68,966,000, the majority of which will expire at various dates through 2038.

	2019	2018
	($ in thousands)
Deferred tax asset:
Net operating loss carryover	$17,522	$17,119
Expenses capitalized under IRC 263(a)	37	37
Tax credits (AMT)	57	57
Valuation allowance	(17,616)	(17,213)

Net deferred tax asset	$-	$-

The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2016. It is the Company’s policy to classify interest and penalties related to its tax positions in general and administrative expense in the consolidated statements of operations.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) (continued)

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

The holders of the preferred stock are entitled to one vote per share and, except as provided by law, will vote as one class with the holders of the common stock. Class A preferred stockholders are also entitled to receive cumulative dividends at the annual rate of $.32 per share, an effective yield of 8%. Dividends accrued for an initial two year period and, at the expiration of this period, preferred stockholders had the option of receiving accumulated dividends, when and if declared by the Board of Directors, in cash (unless prohibited by law or contract) or common stock. At December 31, 2019 cumulative preferred dividends in arrears totaled $15,795,000 ($640,000 of which related to the year ended December 31, 2019). On May 15, 1997 preferred dividends accrued through April 25, 1995 totaling $4,260,000 were paid in the form of 2,000,203 shares of common stock.

As of December 31, 2019 and 2018, the preferred stock is callable or redeemable at the option of the Company at $4.00 per share plus accrued and unpaid dividends. In addition, the preferred stock will be entitled to preference of $4.00 per share plus accrued and unpaid dividends in the event of liquidation of the Company.

At December 31, 2019 and 2018, the Company had reserved 3,756,000 common shares for the conversion of preferred stock.

12.
Quarterly Results:

There were no significant transactions in the fourth quarter of 2019.

13.
Commitments and Contingencies:

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) (continued)

14.
Related Party Transactions:

The Company’s primary preferred shareholder is LIC which is primarily owned and managed by Andrew S. Love and Laurence A. Schiffer. Messrs. Love and Schiffer serve as the executive officers and directors of the Company.

In May 2008, LIC purchased $703,000 in principal amount of the Company’s convertible debentures from the previous debenture holder. The balance of the outstanding convertible debentures in the amount of $797,000, were held by Love-1989. The debentures held by Love-1989 and LIC were secured by a second mortgage behind PGIP on the 366 acres retained by the Company and a security interest behind that held by PGIP in the restricted proceeds escrow. The total debentures balance of $1,500,000 carried a maturity date of July 8, 1997 and were in default as of December 31, 2015. In 2016 the 366 acres were sold and the primary lender obligation to PGIP was respectively paid, in addition to the convertible debentures principal of $1,500,000 and a portion of the accrued interest. Interest on the debentures accrued at the rate of fourteen percent compounded quarterly until the principal was paid in 2016.

The remaining accrued interest is $52,915,000 as of December 31, 2019 and 2018.

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
Coordinate the quarterly reviews;
4.
Assemble information for tax filing, review reports as prepared by tax accountants and file same;
5.
Track shareholder records through transfer agent;
6.
Maintain policies of insurance against property and liability exposure;
7.
Handle day-to-day accounting requirements

In addition, the Company receives office space, telephone service and computer service from LREC. A fee of $2,800 per month was accrued in 2019 and 2018. The Company made payments of $33,600 to LREC in 2019 and 2018 for accounting service fees. There were no accrued accounting service fees as of December 31, 2019 and 2018.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) (continued)

14.
Related Party Transactions (continued):

The Company has a Management Consulting Agreement with LREC. As a consultant to the Company and in addition to the above services, LREC provides other services including, but not limited to, strategic planning, marketing and financing as requested by the Company. In consideration for these consulting services, the Company pays LREC a quarterly consulting fee of one-tenth of one percent of the carrying value of the Company’s assets, plus reasonable out-of-pocket expenses. As of December 31, 2019 and 2018, the carrying value of the Company’s assets was approximately $336,000 and $553,000 respectively. Consulting fees were $2,000 and $3,000 in 2019 and 2018, respectively.

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

In 1985 a corporation owned by the former Chairman of the Board and his family made an uncollateralized loan to the Company, which at December 31, 2019 and 2018 had an outstanding principal balance of $176,000 plus accrued interest of $477,000 and $464,000, totaling an outstanding balance of $653,000 and $640,000, respectively. Interest accrued on this loan was $13,000 and $12,000 in 2019 and 2018, respectively.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) (continued)

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

The estimated fair values of the Company’s financial instruments are as follows:

	2019		2018
	($ in thousands)
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash	$309	$309	$526	$526
Accounts payable	-	-	18	18
Debt	9,361	-	9,361	-

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) (continued)

16.
Loss Per Share:

The following is a summary of the calculations used in computing basic and diluted loss per share:

	2019	2018
	($ in thousands, except share data)
Numerator:
Net Loss	$(1,568)	$(736)
Preferred Dividends	(640)	(640)
Loss Available to Common Shareholders	$(2,208)	$(1,376)

Denominator:
Basic and Diluted
Weighted average amount of shares outstanding	5,317,758	5,317,758

Loss per share
Basic	$(0.42)	$(0.26)
Diluted	$(0.42)	$(0.26)

17.
Subsequent Events:
Management has evaluated subsequent events from the balance sheet date through March 12, 2020 and has determined that no material subsequent events exist.

Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As disclosed in Form 8-K filed December 6, 2018, the Company received confirmation on November 30, 2018 that BKD LLP (“BKD”), the Company’s independent registered public accounting firm, declined to stand for re-engagement effective on the date in 2019 that the Company files its Annual Report on Form 10-K for fiscal year ended December 31, 2018 (“Fiscal 2018”). The Form 10-K for Fiscal 2018 was filed on February 25, 2019. There were no disagreements with BKD on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

In April 2019, the Company engaged the accounting firm of Milhouse & Neal, LLP as independent accountants for the fiscal year ended December 31, 2019.

Item 9A.
Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) under the supervision and with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of the Company. Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019. There have been no changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ending December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concludes that, as of December 31, 2019, the Company’s internal control over financial reporting is effective.

Item 9B.
Other Information

Not Applicable

PART III

Item 10.
Directors, Executive Officers, and Corporate Governance.

The following information, regarding executive officers and directors of the Company, is as of March 12, 2020.

Position with Company and Business Experience
Name and Age	During the Last Five Years

Laurence A. Schiffer (age 80)
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

Andrew S. Love (age 76)
Director and Chairman of the Company’s Board of Directors since May 1987; Secretary of the Company since February 1994; Chairman of the Board of Love Real Estate Company and Secretary of Love Investment Company since 1973; Partner in St. Louis based law firm of Bryan, Cave, McPheeters & McRoberts until 1991; Manager of PGIP since 1995.

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

Neither Mr. Schiffer nor Mr. Love has any outstanding equity awards at December 31, 2019. The Company does not have a compensation plan or individual compensation arrangement under which its equity securities may be issued.

Neither Mr. Schiffer nor Mr. Love received fees from any source directly attributable to their services as directors of the Company during 2019.

Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below provides certain information as of March 12, 2020 regarding the beneficial ownership of the Common Stock and the Class A cumulative convertible preferred stock (the “Preferred Stock”) by each person known by the Company to be the beneficial owner of more than five percent of either the Common Stock or the Preferred Stock, each director of the Company (which persons are also the Company’s only executive officers), and by virtue of the foregoing, the directors and executive officers of the Company as a group.

					Percent of Total
Name(8)	Common Stock		Preferred Stock		Common Stock	Preferred Stock	Percent of Total Voting Power (1)
Estate of Harold Vernon	998,777	(1)(2)	-		18.8%	-	13.0%
Mary Anne Johns Trust	-	(2)(3)	125,000	(3)	- (3)	6.3%	5.0%
Love Investment Company	2,260,706	(4)	1,875,000	(4)	42.5%	93.8%	56.5%
Andrew S. Love	2,263,215	(5)	1,875,000	(5)	42.6%	93.8%	56.6%
Laurence A. Schiffer	2,263,215	(6)	1,875,000	(6)	42.6%	93.8%	56.6%
All executive officers and directors as a group (2 persons)	2,263,215	(7)	1,875,000	(7)	42.6%	93.8%	56.6%

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

As of December 31, 2019, the Company did not have a compensation plan or individual compensation arrangement under which its equity securities may be issued.

Item 13.
Certain Relationships and Related Transactions, and Director Independence

The Company’s primary preferred shareholder is LIC which is primarily owned and managed by Andrew S. Love and Laurence A. Schiffer. Messrs. Love and Schiffer serve as the executive officers and directors of the Company. See also Note 14 to the Notes to Consolidated Financial Statements.

In May 2008, LIC purchased $703,000 in principal amount of the Company’s convertible debentures from the previous debenture holder. The balance of the outstanding convertible debentures in the amount of $797,000, were held by Love-1989. The debentures held by Love-1989 and LIC were secured by a second mortgage behind PGIP on the 366 acres retained by the Company and a security interest behind that held by PGIP in the restricted proceeds escrow. The total debentures balance of $1,500,000 carried a maturity date of July 8, 1997 and were in default as of December 31, 2015. In 2016 the 366 acres were sold and the primary lender obligation to PGIP was respectively paid, in addition to the convertible debentures principal of $1,500,000 and a portion of the accrued interest. Interest on the debentures accrued at the rate of fourteen percent compounded quarterly until the principal was paid in 2016.

The remaining accrued interest is $52,915,000 as of December 31, 2019 and 2018.

PGIP is owned and managed by Hallmark Investment Corporation. Messrs. Love and Schiffer are directors and executive officers of HIC and own 90% of all the issued and outstanding voting stock of HIC.

The Company maintains its administration and accounting offices with the offices of LREC in St. Louis, Missouri. LREC, a Missouri Corporation, is owned by LIC, and is located at 212 South Central Avenue, St. Louis, Missouri 63105. A fee of $2,800 per month was accrued in 2019 and 2018 and the Company made payments of $33,600 to LREC in 2019 and 2018, for the services described in the next paragraph. There were no accrued accounting service fees as of December 31, 2019 and 2018.

The following is a list of services provided by LREC during 2019:

1.
Maintain books of original entry;
2.
Prepare quarterly and annual SEC filings;
3.
Coordinate the quarterly reviews;
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

The Company has a Management Agreement with LREC. As a consultant to the Company and in addition to the services listed on the previous page, LREC provides other services including, but not limited to, strategic planning, marketing, and financing as requested by the Company. In consideration for these consulting services, the Company pays LREC a quarterly consulting fee of one-tenth of one percent of the book value of the Company’s assets, plus reasonable out-of-pocket expenses. As of December 31, 2019 and 2018, the book value of the Company’s assets was $336,000 and $553,000. Consulting fees were $2,000 and $3,000 in 2019 and 2018, respectively. The Management Agreement will continue in effect until terminated upon 90 days prior written notice by a majority vote of the Company’s directors.

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

Item 14.
Principal Accountant Fees and Services

Accounting review services were rendered by Milhouse & Neal, LLP, the principal accountant of the Company, for the year ended December 31, 2019 in the amount of $24,000.

Audit and tax fees rendered by BKD, LLP for the fiscal year ended December 31, 2018 were as follows:

	2019	2018
	($ in thousands)
Audit Fees	$38	$56
Tax fees	5	5
Other fees	5	5
	$48	$66

Audit related fees are comprised of administrative fees related to the audit of the financial statements.

Tax fees are comprised of fees for tax compliance, tax planning, and tax advice. Corporate tax services encompass a variety of permissible services, including technical tax advice related to U.S. tax matters as well as preparation of applicable tax returns.

Other fees relate to filing of Form 8-K to disclose the principal accounting firm, BKD, LLP declined to stand for re-engagement subsequent to the audit for fiscal year ending December 31, 2018.

The Board of Directors of the Company pre-approved all review and other permissible services to be provided by Milhouse & Neal, LLP and BKD, LLP and the estimated fees for these services.

PART IV

Item 15.
Exhibits and Financial Statement Schedules

1.
The following financial statements and the report of independent registered public accounting firm are filed as part of this Report:

a.
Report of Independent Registered Public Accounting Firm
b.
Consolidated Statements of Financial Position as of December 31, 2019 and 2018
c.
Consolidated Statements of Operations for the Years Ended December 31, 2019 and 2018
d.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018
e.
Consolidated Statements of Stockholders' Deficiency for the Years Ended December 31, 2019 and 2018
f.
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

4.1
Description of Registrant’s Securities, filed herein

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

PGI INCORPORATED (Registrant)

Date: March 12, 2020	By:	/s/ Laurence A. Schiffer
Laurence A. Schiffer, President
(Duly Authorized Officer and Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew S. Love	Chairman of the Board	March 12, 2020
Andrew S. Love	Secretary

/s/ Laurence A. Schiffer	Vice Chairman of the Board,	March 12, 2020
Laurence A. Schiffer	President, Principal Executive
Officer, Principal Financial
Officer, and Principal Accounting
Officer