Form 10-Q
period 2020-03-31
PGI INC
filed 2020-06-29
CIK 81157

 FORM 10- Q
 U.S SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of June 29, 2020, there were 5,317,758 shares of the registrant’s common stock, $.10 par value per share, outstanding.

EXPLANATORY NOTE

Reliance on Securities and Exchange Commission Order

The registrant has relied on the Securities and Exchange Commission’s Order under Section 36 of the Securities Exchange Act of 1934, as amended, dated March 4, 2020 Order (Release No. 34-88318), as modified on March 25, 2020 (Release No. 34-88465), or the Order, to delay the filing of this Quarterly Report on Form 10-Q, or the Quarterly Report. The registrant’s operations have experienced disruptions due to the unprecedented conditions surrounding the spread of the coronavirus (COVID-19) throughout the United States and the world. In particular, COVID-19 and measures implemented to reduce the spread of the virus have limited access to the Company’s officers and disrupted its normal interactions with persons involved in the preparation of the Quarterly Report and has thereby limited the registrant’s ability to engage in the activities necessary to complete this Quarterly Report prior to the initial filing deadline. Additional time was required to develop and process the registrant's financial information reflected in this Quarterly Report.

PGI INCORPORATED AND SUBSIDIARIES

Form 10 – Q
For the Quarter Ended March 31, 2020

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
($ in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
ASSETS
Cash	$288	$309
Land inventory	14	14
Restricted sinking fund	13	13
	$315	$336
LIABILITIES
Accounts payable and accrued expenses	$191	$169
Accrued real estate taxes	1	-
Accrued interest:
Subordinated convertible debentures payable	27,406	27,070
Convertible debentures payable-related party	52,915	52,915
Notes payable	3,404	3,385
Credit agreements:
Notes payable	1,198	1,198
Subordinated convertible debentures payable	8,163	8,163
	93,278	92,900
STOCKHOLDERS' DEFICIENCY
Preferred stock, par value $1.00 per share;
authorized 5,000,000 shares; 2,000,000
Class A cumulative convertible shares issued
and outstanding; (liquidation preference of
$8,000 plus unpaid cumulative dividends of $15,955)	2,000	2,000
Common stock, par value $.10 per share;
authorized 25,000,000 shares; 5,317,758
shares issued and outstanding	532	532
Paid-in capital	13,498	13,498
Accumulated deficit	(108,993)	(108,594)
	(92,963)	(92,564)
	$315	$336

See accompanying notes to Condensed Consolidated Financial Statements.

Part I  Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
($ in thousands, except per share data)

	Three Months Ended
	March 31,	March 31,
	2020	2019
REVENUES
Interest income	$-	$1
	-	1
COSTS AND EXPENSES
Interest	355	350
Taxes and assessments	1	1
Consulting and accounting-
related party	9	9
Legal and professional	30	29
General and administrative	4	15
	399	404
NET LOSS	$(399)	$(403)

NET LOSS PER SHARE(*)
AVAILABLE TO COMMON
STOCKHOLDERS-Basic and diluted	$(0.11)	$(0.11)

*Considers the effect of dividends on preferred stock for the three months ended  March 31, 2020 and 2019.

See accompanying notes to Condensed Consolidated Financial Statements.

Part I  Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
($ in thousands)

	Three Months Ended
	March 31,	March 31,
	2020	2019

Net cash used in operating activities	$(21)	$(107)

Net change in cash	(21)	(107)

Cash at beginning of period	309	526

Cash at end of period	$288	$419

See accompanying notes to Condensed Consolidated Financial Statements.

Part I  Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)
Three Months ended March 31, 2020
($ in thousands, except share data)

	Preferred Stock		Common Stock			Accumulated
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Deficit	Total

Balances at 1/1/20	2,000,000	$2,000	5,317,758	$532	$13,498	$(108,594)	$(92,564)

Net Loss	-	-	-	-	-	(399)	(399)
Balances at 3/31/20	2,000,000	$2,000	5,317,758	$532	$13,498	$(108,993)	$(92,963)

Three Months ended March 31, 2019
($ in thousands, except share data)

	Preferred Stock		Common Stock			Accumulated
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Deficit	Total

Balances at 1/1/19	2,000,000	$2,000	5,317,758	$532	$13,498	$(107,026)	$(90,996)

Net Loss	-	-	-	-	-	(403)	(403)
Balances at 3/31/19	2,000,000	$2,000	5,317,758	$532	$13,498	$(107,429)	$(91,399)

See accompanying notes to Condensed Consolidated Financial Statements.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PGI Incorporated (“PGI”) and its subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10 - Q and therefore do not include all disclosures necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The Company's independent registered public accounting firm included an explanatory paragraph regarding the Company's ability to continue as a going concern in their report on the Company's consolidated financial statements for the year ended December 31, 2019,as they have for many years.

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

The Company’s major efforts and activities have been, and continue to be, to sell the remaining assets of the Company, to repay its indebtedness, and to pay the ordinary on-going administrative costs of the Company. The potential values of the land parcels held for sale has been difficult to assess. The Company will seek to realize full market value for each remaining asset. Certain of these assets may be of so little value and marketability that the Company may elect not to pay the real estate taxes on selected parcels, which may eventually result in a defacto liquidation of such property by subjecting such property to a tax sale. In management’s judgement, the remaining assets will be insufficient to satisfy much, if any, of the outstanding indebtedness and there will be no recoveries by the shareholders. Consequently, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2019 filed with the Securities and Exchange Commission.

The Company remains in default under the indentures governing its unsecured subordinated debentures. (See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 7, 8, and 9 to the Company's consolidated financial statements for the year ended December 31, 2019, as contained in the Company's Annual Report on Form 10 - K).

All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the three months ended March 31, 2020 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2020 or any other interim period.

The Company has experienced disruptions due to the unprecedented conditions surrounding the spread of COVID-19 throughout the United States and the world. In particular, COVID-19 and measures implemented to reduce the spread of the virus have limited access to the Company’s offices and disrupted normal interactions with persons involved in the preparation of the quarterly report on Form 10-Q in which these financial statements are included.

(2) Per Share Data

Basic per share amounts are computed by dividing net income (loss), after deducting current period dividends on the Company's preferred stock, by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for the three months ended March 31, 2020 and 2019 was 5,317,758.

Diluted per share amounts are computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and outstanding convertible debentures, if dilutive, into shares of common stock. For the three months ended March 31, 2020 and 2019, the assumed conversion of all outstanding convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The following is a summary of the calculations used in computing basic and diluted loss per share for the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31,	March 31,
	2020	2019
	($ in thousands,
	except share and per share data)

Net Loss	$(399)	$(403)

Preferred dividends	(160)	(160)

Loss Available to	$(559)	$(563)
Common shareholders

Weighted Average Number
Of Common Shares
Outstanding	5,317,758	5,317,758

Basic and Diluted Loss
Per Common Share	$(0.11)	$(0.11)

(3) Statement of Cash Flows

The Financial Accounting Standards Board Accounting Standards Codification Topic No. 230, “Statement of Cash Flows”, requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. There were no payments of interest for the three month periods ended March 31, 2020 and March 31, 2019.

(4) Land Inventory

Land inventory consisted of
	March 31,	December 31,
	2020	2019
	($ in thousands)
Fully improved land	$14	$14

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(5)
Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:
	March 31,	December 31,
	2020	2019
	($ in thousands)
Accounts payable	$34	$-
Accrued accounting review and
tax preparation expense	1	13
Accrued consulting fees-related party	-	1
Accrued legal	2	1
Accrued debenture fees	153	153
Accrued miscellaneous	1	1
	$191	$169

Accrued real estate taxes consisted of:
Current real estate taxes	$1	$-

(6)
       Credit Agreements: Notes Payable and Subordinated Convertible Debentures Payable

Credit agreements consisted of the following:

	March 31,	December 31,
	2020	2019
	($ in thousands)
Notes payable - $1,176,000 bearing
interest at prime plus 2%,
the remainder non-interest bearing,
all past due	$1,198	$1,198

Subordinated convertible debentures payable:
At 6.5% interest; due June 1991	138	138
At 6% interest; due May 1992	8,025	8,025
	8,163	8,163
	$9,361	$9,361

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

The Trustee of the 6.5% subordinated convertible debentures, which matured in June, 1991, with an original face amount of $1,034,000, provided notice of final distribution to holders of such debentures on September 2, 2014. In connection with such final distribution, the Trustee has maintained a debenture reserve fund with a balance of $13,000 as of March 31, 2020 and December 31, 2019, available for final distribution to holders of such debentures who surrender their respective debenture certificates.

During the three month periods ended March 31, 2020 and 2019, there were no 6.5% subordinated convertible debentures that were surrendered or escheated by their respective debenture holders and no funds were utilized from the debenture reserve account.

As of March 31, 2020 and December 31, 2019, the outstanding principal balance on such 6.5% subordinated convertible debentures that were not surrendered by the respective holders equals $138,000 plus accrued and unpaid interest of $281,000 and $279,000, respectively. If and when such remaining debentures are surrendered to the Trustee, the applicable portion of such principal and accrued interest will be recorded as debt and accrued interest forgiveness. As the Company has consistently stated in prior filings, the Company believes that any potential claims by the respective debenture holders on such 6.5% subordinated convertible debentures would be barred under the applicable statutes of limitations.

(7)
Income Taxes

At December 31, 2019, the Company had an operating loss carryforward of approximately, $70,074,000 available to reduce future taxable income. These operating losses expire at various dates through 2038.

The following summarizes the temporary differences of the Company at March 31, 2020 and December 31, 2019 at the statutory rate:

	March 31,	December 31,
	2020	2019
	($ in thousands)
Deferred tax asset
Net operating loss carryforward	$17,625	$17,522
Expenses capitalized under IRC 263(a)	37	37
Tax credits (AMT)	57	57
Valuation allowance	(17,719)	(17,616)
Total deferred tax asset	$-	$-

(8)
Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, other than debt, approximates fair value at March 31, 2020 and December 31, 2019 because of the short maturity of those instruments. It was not practicable to estimate the fair value of the Company’s notes payable and its convertible debentures because these debts are in default causing no basis for estimating value by reference to quoted market prices or current rates offered to the Company for debt of the same remaining maturities.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note

The Company’s remaining land inventory consists of 6 single family lots, an approximate 7 acre parcel and some other minor parcels of real estate consisting of easements in Citrus County Florida, which are owned through its wholly-owned subsidiary, Sugarmill Woods, Inc. (“Sugarmill Woods”). In addition, Punta Gorda Isles Sales, Inc. (“PGIS”), a wholly-owned subsidiary of the Company, owns 12 parcels of real estate in Charlotte County, Florida, which in total approximates 60 acres, but these parcels have limited value because of associated developmental constraints such as wetlands, easements, and/or other obstacles to development and sale.

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

As an Inactive Registrant, PGI currently intends to continue to timely file Annual Reports on Forms 10-K with the Securities and Exchange Commission (the “SEC”). PGI currently intends to include in such Annual Reports all annual consolidated financial statements required to be included therein pursuant to Regulation S-X. However, due to its inactive status and diminishing financial resources, PGI anticipates that the aforementioned annual consolidated financial statements will not be reviewed or audited by a PCAOB registered public accounting firm for the year 2020. PGI engaged Milhouse & Neal, a PCAOB registered public accounting firm, to review its annual consolidated financial statements for its fiscal year ended December 31, 2019.

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

As an Inactive Registrant, PGI anticipates it will continue to provide updates through its SEC filings.

The Trustee of the 6.5% subordinated debentures, which matured in June 1991, with an original face amount of $1,034,000, provided notice of final distribution to holders of such debentures on September 2, 2014. In connection with such final distribution, the Trustee maintained a debenture reserve fund with a balance of $13,000 as of March 31, 2020 and December 31, 2019, respectively, which is available for final distribution to holders of such debentures who surrender their respective debenture certificates.

During the three month period ended March 31, 2020, there were no 6.5% subordinated convertible debentures that were surrendered by their respective debenture holders and no funds were utilized from the debenture reserve account.

As of March 31, 2020 and December 31, 2019, the remaining outstanding principal balance on such 6.5% subordinated convertible debentures that have not been surrendered by the respective holders equals $138,000 plus accrued and unpaid interest of $281,000 and $279,000, respectively. If and when such remaining debentures are surrendered to the Trustee, the applicable portion of such principal and accrued interest will be recorded as debt and interest forgiveness. As the Company has consistently stated in prior filings, the Company believes that any potential claims by the respective debenture holders on such 6.5% subordinated convertible debentures would be barred under the applicable statutes of limitations.

As of March 31, 2020, the Company remained in default under its subordinated convertible debentures and notes payable, as well as the accrued interest with respect to its collateralized convertible debentures.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

There was no revenue for the three month period ended March 31, 2020 compared to $1,000 in interest income for the three month period ended March 31, 2019 as interest earned on the Company’s money market account is minimal due to the declining account balance.

Expenses for the three month period ended March 31, 2020 decreased by $5,000 when compared to the same period in 2019. This change reflects an$11,000 decrease in general and administrative expenses which is offset by an increase of $5,000 in interest expense and an increase of $1,000 in legal and professional expenses.

Interest expense relating to the Company’s current outstanding debt, held by non-related parties, increased by $5,000 during the three month period ended March 31, 2020 compared to the same period in 2019, primarily as a result of interest compounding on past due balances. This increase was offset by a decrease in the prime interest rate to 3.25% as of March 31, 2020 compared to 4.75% as of December 31, 2019.

Legal and professional expenses during the three month period ended March 31, 2020 increased by $1,000 when compared to the same period in 2019 primarily as a result of legal expenses incurred in connection with legal research relating to the Company’s going concern alternatives.

General and administrative expenses during the three month period ended March 31, 2020 decreased by $11,000 when compared to the same period in 2019 primarily as a result of a reduction in accounting review services in the current year.

The Company incurred a net loss of $399,000 during the three month period ended March 31, 2020 compared to a net loss of $403,000 for the comparable period in 2019. After deducting preferred dividends, totaling $160,000 for the three month periods ended March 31, 2020 and 2019, with respect to the Class A Preferred Stock, a net loss per share of $(.11) was incurred for both of the three month periods ended March 31, 2020 and 2019. The total cumulative preferred dividends in arrears with respect to the Class A Preferred Stock through March 31, 2020 is $15,955,000.

Cash Flow Analysis

During the three month period ended March 31, 2020, the Company’s net cash used in operating activities was $21,000 compared to $107,000 for the comparable period in 2019. There was no cash provided from financing or investing activities during the three month periods ended March 31, 2020 and 2019.

Analysis of Financial Condition

Total assets decreased by $21,000 at March 31, 2020 compared to total assets at December 31, 2019, reflecting the following changes:

	March 31,	December 31,	Increase
	2020	2019	(Decrease)
		($ in thousands)
Cash	$288	$309	$(21)
Land inventory	14	14	-
Restricted sinking fund	13	13	-
	$315	$336	$(21)

During the three month period ended March 31, 2020, cash decreased by $21,000 compared to December 31, 2019 as a result of the Company funding its administrative costs.

Liabilities were approximately $93,278,000 at March 31, 2020 compared to approximately $92,900,000 at December 31, 2019, reflecting the following changes which resulted in an increase of $378,000 of liabilities:

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

	March 31,	December 31,	Increase
	2020	2019	(Decrease)
		($ in thousands)
Accounts payable and accrued expenses	$191	$169	$22
Accrued real estate taxes	1	-	1
Accrued interest	83,725	83,370	355
Credit agreements:
Notes payable	1,198	1,198	-
Subordinated convertible
debentures payable	8,163	8,163	-

	$93,278	$92,900	$378

During the three month period ended March 31, 2020, the amount of accounts payable and accrued expenses increased by $22,000 primarily as a result of timing differences. Accrued real estate taxes increased by $1,000 during the three month period ended March 31, 2020 due to the accrual of real estate taxes for the respective period. Accrued interest during the three month period ended March 31, 2020 increased by $355,000 due to the amount of interest expense for such period. During the three month period ended March 31, 2020, the Company made no interest or principal payments on its outstanding notes payable and subordinated convertible debentures.

The Company remains in default on the entire principal amount plus interest (including certain sinking fund and interest payments with respect to the subordinated convertible debentures) of its subordinated convertible debentures and notes payable as well as the remaining accrued interest owed with respect to the collateralized convertible debentures.

The principal and accrued interest amounts due as of March 31, 2020 are as indicated in the following table:

	March 31, 2020
	Principal	Accrued
	Amount Due	Interest
	($ in thousands)

Subordinated convertible debentures:
At 6.5%, due June 1991	$138	$281
At 6%, due May 1992	8,025	27,125
	$8,163	$27,406
Collateralized convertible debentures-related party:
At 14%, due July 8, 1997	$-	$52,915

Notes payable:
At prime plus 2%, all past due	$1,176	$3,404
Non-interest bearing	22	-
	$1,198	$3,404

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

The Company’s independent registered public accounting firms have included an explanatory paragraph regarding the Company’s ability to continue as a going concern in their reports on the Company’s consolidated financial statements for many years including the year ended December 31, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020. There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PGI INCORPORATED (Registrant)

Date: June 29, 2020	By:	/s/ Laurence A. Schiffer
Laurence A. Schiffer
President (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

PGI INCORPORATED AND SUBSIDIARIES

EXHIBIT INDEX

2.	Inapplicable.
3.	(i) Inapplicable.
3.	(ii) Inapplicable.
4.	Inapplicable.
10.	Inapplicable.
11.	Statement re: Computation of Per Share Earnings (Set forth in Note 2 of the Notes to Condensed Consolidated Financial Statements (Unaudited) herein).
15.	Inapplicable.
18.	Inapplicable.
19.	Inapplicable.
22.	Inapplicable.
23.	Inapplicable.
24.	Inapplicable.
31(i).1	Principal Executive Officer certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31(i).2	Principal Financial Officer certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350.
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350.
95.	Inapplicable.
99.	Inapplicable.
100.	Inapplicable.
101.	Instance Document, Schema Document, Calculation Linkbase Document, Labels Linkbase Document, Presentation Linkbase Document and Definition Linkbase Document.*

* Furnished with this report.