Form 10-Q
period 2020-06-30
PGI INC
filed 2020-08-14
CIK 81157

 FORM 10- Q
 U.S SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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

Large accelerated filer _______	Accelerated filer _______
Non-accelerated filer _______	Smaller reporting company X
(Do not check if a smaller reporting company)	Emerging growth company _______

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of August 14, 2020, there were 5,317,758 shares of the registrant’s common stock, $.10 par value per share, outstanding.

PGI INCORPORATED AND SUBSIDIARIES

Form 10 – Q
For the Quarter Ended June 30, 2020

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
($ in thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Cash	$234	$309
Land inventory	14	14
Restricted sinking fund	13	13
	$261	$336
LIABILITIES
Accounts payable and accrued expenses	$161	$169
Accrued real estate taxes	2	-
Accrued interest:
Subordinated convertible debentures payable	27,744	27,070
Convertible debentures payable-related party	52,915	52,915
Notes payable	3,419	3,385
Credit agreements:
Notes payable	1,198	1,198
Subordinated convertible debentures payable	8,163	8,163
	93,602	92,900
STOCKHOLDERS' DEFICIENCY
Preferred stock, par value $1.00 per share;
authorized 5,000,000 shares; 2,000,000Class A cumulative convertible shares issued and outstanding; (liquidation preference of $8,000 plus unpaid cumulative dividends of $16,115)	2,000	2,000
Common stock, par value $.10 per share;
authorized 25,000,000 shares; 5,317,758shares issued and outstanding	532	532
Paid-in capital	13,498	13,498
Accumulated deficit	(109,371)	(108,594)
	(93,341)	(92,564)
	$261	$336

See accompanying notes to Condensed Consolidated Financial Statements.

Part I  Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
($ in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
REVENUES
Interest income	$-	$-	$-	$1
Other income	-	3	-	3
	-	3	-	4
COSTS AND EXPENSES
Interest	353	353	708	703
Taxes and assessments	1	1	2	2
Consulting and accounting-
related party	9	9	18	18
Legal and professional	5	18	35	47
General and administrative	10	14	14	29
	378	395	777	799
NET LOSS	$(378)	$(392)	$(777)	$(795)

NET LOSS PER SHARE(*)
AVAILABLE TO COMMON
STOCKHOLDERS-Basic and diluted	$(0.10)	$(0.10)	$(0.21)	$(0.21)

*
Considers the effect of dividends on preferred stock for the three and six months ended June 30, 2020 and 2019.

See accompanying notes to Condensed Consolidated Financial Statements.

Part I  Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
($ in thousands)

	Six Months Ended
	June 30,	June 30,
	2020	2019

Net cash used in operating activities	$(75)	$(145)

Net change in cash	(75)	(145)

Cash at beginning of period	309	526

Cash at end of period	$234	$381

See accompanying notes to Condensed Consolidated Financial Statements.

Part I  Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)

Three Months ended June 30, 2020
($ in thousands, except share data)

	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balances at 3/31/20	2,000,000	$2,000	5,317,758	$532	$13,498	$(108,993)	$(92,963)

Net Loss	-	-	-	-	-	(378)	(378)
Balances at 6/30/20	2,000,000	$2,000	5,317,758	$532	$13,498	$(109,371)	$(93,341)

Three Months ended June 30, 2019
($ in thousands, except share data)

	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balances at 3/31/19	2,000,000	$2,000	5,317,758	$532	$13,498	$(107,429)	$(91,399)

Net Loss	-	-	-	-	-	(392)	(392)
Balances at 6/30/19	2,000,000	$2,000	5,317,758	$532	$13,498	$(107,821)	$(91,791)

See accompanying notes to Condensed Consolidated Financial Statements.

Part I Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)

Six Months ended June 30, 2020
($ in thousands, except share data)

	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balances at 1/1/20	2,000,000	$2,000	5,317,758	$532	$13,498	$(108,594)	$(92,564)

Net Loss	-	-	-	-	-	(777)	(777)
Balances at 6/30/20	2,000,000	$2,000	5,317,758	$532	$13,498	$(109,371)	$(93,341)

Six Months ended June 30, 2019
($ in thousands, except share data)

	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balances at 1/1/19	2,000,000	$2,000	5,317,758	$532	$13,498	$(107,026)	$(90,996)

Net Loss	-	-	-	-	-	(795)	(795)
Balances at 6/30/19	2,000,000	$2,000	5,317,758	$532	$13,498	$(107,821)	$(91,791)

See accompanying notes to Condensed Consolidated Financial Statements.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PGI Incorporated (“PGI”) and its subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10 - Q and therefore do not include all disclosures necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The Company's independent registered public accounting firm included an explanatory paragraph regarding the Company's ability to continue as a going concern in their report on the Company's consolidated financial statements for the year ended December 31, 2019, as they have for many years.

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

All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the three and six months ended June 30, 2020 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2020 or any other interim period.

 PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(2) Per Share Data

Basic per share amounts are computed by dividing net income (loss), after deducting current period dividends on the Company's preferred stock, by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for the three and six months ended June 30, 2020 and 2019 was 5,317,758.

Diluted per share amounts are computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and outstanding convertible debentures, if dilutive, into shares of common stock. For the three and six months ended June 30, 2020 and 2019, the assumed conversion of all outstanding convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

The following is a summary of the calculations used in computing basic and diluted loss per share for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
	($ in thousands, except share and per share data)

Net Loss	$(378)	$(392)	$(777)	$(795)

Preferred dividends	(160)	(160)	(320)	(320)

Loss Available to	$(538)	$(552)	$(1,097)	$(1,115)
Common shareholders

Basic and Diluted
Weighted Average Number
Of Common Shares
Outstanding	5,317,758	5,317,758	5,317,758	5,317,758

Basic and Diluted Loss
Per Common Share	$(0.10)	$(0.10)	$(0.21)	$(0.21)

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(3) Statement of Cash Flows

The Financial Accounting Standards Board Accounting Standards Codification Topic No. 230, “Statement of Cash Flows”, requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. There were no payments of interest for the six month periods ended June 30, 2020 and 2019.

(4) Land Inventory

Land inventory consisted of

	June 30,	December 31,
	2020	2019
	($ in thousands)
Fully improved land	$14	$14

(5)
Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	June 30,	December 31,
	2020	2019
	($ in thousands)
Accounts payable	$5	$-
Accrued accounting review and
tax preparation expense	2	13
Accrued consulting fees-related party	-	1
Accrued legal	-	1
Accrued debenture fees	153	153
Accrued miscellaneous	1	1
	$161	$169

Accrued real estate taxes consisted of:
Current real estate taxes	$2	$-

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

The Trustee of the 6.5% subordinated convertible debentures, which matured in June 1991, with an original face amount of $1,034,000, provided notice of final distribution to holders of such debentures on September 2, 2014. In connection with such final distribution, the Trustee maintains a debenture reserve fund with a balance of $13,000 as of June 30, 2020 and December 31, 2019, available for final distribution of $92 per $1,000 in face amount to holders of such debentures who surrender their respective debenture certificates.

During the six month periods ended June 30, 2020 and 2019, there were no 6.5% subordinated convertible debentures that were surrendered or escheated by their respective debenture holders and no funds were utilized from the debenture reserve account.

As of June 30, 2020 and December 31, 2019, the outstanding principal balance on such 6.5% subordinated convertible debentures that were not surrendered by the respective holders, or escheated by the Trustee to the states of residence of the respective holders, equals $138,000 plus accrued and unpaid interest of $284,000 and $279,000, respectively. If and when such remaining debentures are surrendered to the Trustee, or escheated to the states of residence of the respective debenture holders, the applicable portion of such principal and accrued interest will be recorded as debt and accrued interest forgiveness. As the Company has consistently stated in prior filings, the Company believes that any potential claims by the respective debenture holders on such 6.5% subordinated convertible debentures would be barred under the applicable statutes of limitations.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(7) Income Taxes

At December 31, 2019, the Company had an operating loss carryforward of approximately $70,074,000 available to reduce future taxable income. These operating losses expire at various dates through 2038.

The following summarizes the temporary differences of the Company at June 30, 2020 and December 31, 2019 at the statutory rate:

	June 30,	December 31,
	2020	2019
	($ in thousands)
Deferred tax asset
Net operating loss carryforward	$17,719	$17,522
Expenses capitalized under IRC 263(a)	37	37
Tax credits (AMT)	57	57
Valuation allowance	(17,813)	(17,616)
Total deferred tax asset	-	-

(8) Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, other than debt, approximates fair value at June 30, 2020 and December 31, 2019 because of the short maturity of those instruments. It was not practicable to estimate the fair value of the Company’s notes payable and its convertible debentures because these debts are in default causing no basis for estimating value by reference to quoted market prices or current rates offered to the Company for debt of the same remaining maturities.

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

As an Inactive Registrant, PGI intends to continue timely to file Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K with the Securities and Exchange Commission (the “SEC”). PGI intends to include in such Quarterly and Annual Reports all consolidated financial statements required to be included therein pursuant to Regulation S-X. However, due to its inactive status and diminishing financial resources, the aforementioned consolidated financial statements will not be reviewed or audited by a PCAOB registered public accounting firm for the year 2020. Such disclosure was made on Form 8-K filed with the SEC on July 2, 2020. PGI engaged Milhouse & Neal, a PCAOB registered public accounting firm, to review its annual consolidated financial statements for its fiscal year ended December 31, 2019.

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

As an Inactive Registrant, PGI anticipates it will continue to provide comprehensive updates through its SEC filings.

The Trustee of the 6.5% subordinated convertible debentures, which matured in June 1991, with an original face amount of $1,034,000, provided notice of final distribution to holders of such debentures on September 2, 2014. In connection with such final distribution, the Trustee maintains a debenture reserve fund with a balance of $13,000 as of June 30, 2020 and December 31, 2019, respectively, available for final distribution of $92 per $1,000 in face amount to holders of such debentures who surrender their respective debenture certificates.

During the six month period ended June 30, 2020, there were no 6.5% subordinated convertible debentures that were surrendered by their respective debenture holders and no funds were utilized from the debenture reserve account.

As of June 30, 2020 and December 31, 2019, the remaining outstanding principal balance on such 6.5% subordinated convertible debentures that have not been surrendered by the respective holders equals $138,000 plus accrued and unpaid interest of $284,000 and $279,000, respectively. If and when such remaining debentures are surrendered to the Trustee, or escheated to the states of residence of the respective debenture holders, the applicable portion of such principal and accrued interest will be recorded as debt and accrued interest forgiveness. As the Company has consistently stated in prior filings, the Company believes that any potential claims by the respective debenture holders on such 6.5% subordinated convertible debentures would be barred under the applicable statutes of limitations.

As of June 30, 2020, the Company remained in default under its subordinated convertible debentures and notes payable, as well as the accrued interest with respect to its collateralized convertible debentures.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

There was no revenue for the three month period ended June 30, 2020 compared to $3,000 in other revenue for the three month period ended June 30, 2019 which represents a recovery from a lot lien receivable recorded in 1999 which has been fully provided for cancellation.

Expenses for the three month period ended June 30, 2020 decreased by $17,000 when compared to the same period in 2019. This change reflects a $13,000 decrease in legal and professional fees and a $4,000 decrease in general and administrative expenses.

Interest expense relating to the Company’s current outstanding debt, held by non-related parties was $353,000 for the three month periods ended June 30, 2020 and 2019. Interest expense relating to the Company’s current outstanding debt for subordinated convertible debentures, increased by $7,000 during the three month period ended June 30, 2020 compared to the same period in 2019, primarily as a result of interest compounding on past due balances. This increase was offset by a $7,000 decrease in interest expense for notes payable due to a decrease in the prime interest rate from 3.25% as of June 30, 2020 compared to 5.5% as of June 30, 2019.

Legal and professional expenses decreased by $13,000 during the three month period ended June 30, 2020 when compared to the same period in 2019 as follows:

(Decrease)
($ in thousands)
Legal common title matters	$(7)
Legal Form 8K review	(4)
Legal review filing of periodic reports	(1)
Legal research "going concern" alternatives	(1)
$(13)

General and administrative expenses during the three month period ended June 30, 2020 decreased by $4,000 when compared to the same period in 2019. primarily as a result of a reduction in accounting review services in the current year.

The Company incurred a net loss of $378,000 during the three month period ended June 30, 2020 compared to a net loss of $392,000 for the comparable period in 2019. After deducting preferred dividends, totaling $160,000 for the three month periods ended June 30, 2020 and 2019, with respect to the Class A Preferred Stock, a net loss per share of $(.10) was incurred for the three month periods ended June 30, 2020 and 2019, respectively. The total cumulative preferred dividends in arrears with respect to the Class A Preferred Stock through June 30, 2020 is $16,115,000.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

There was no revenue for the six month period ended June 30, 2020 compared to $4,000 in revenue for the six month period ended June 30, 2019. Revenues for the six months ended June 30, 2019 represented $1,000 in interest income earned on the Company’s money market account and $3,000 in other revenue which represents a recovery from a lot lien receivable recorded in 1999 which has been fully provided for cancellation. There is no interest income in the current year due to the declining account balance and no other revenue during the six month period ended June 30, 2020.

Expenses for the six months ended June 30, 2020 decreased by $22,000 when compared to the same period in 2019. This change reflects a $5,000 increase in interest expense which is offset by a $12,000 decrease in legal and professional expenses and a $15,000 decrease in general and administrative expenses.

Interest expense relating to the Company’s current outstanding debt, held by non-related parties, increased by $5,000 during the six month period ended June 30, 2020 compared to the same period in 2019. Interest expense relating to the Company’s current outstanding debt for subordinated convertible debentures, increased by $14,000 compared to the same six month period in 2019, primarily as a result of interest compounding on past due balances. This increase was offset by a $9,000 decrease in interest expense for notes payable due to a decrease in the prime interest rate from 3.25% as of June 30, 2020 compared to 5.5% as of June 30, 2019.

Legal and professional expenses decreased by $12,000 during the six month period ended June 30, 2020 when compared to the same period in 2019 as follows:

(Decrease)
($ in thousands)
Legal common title matters	$(7)
Legal Form 8K review	(4)
Legal review filing of periodic reports	(1)
$(12)

General and administrative expenses decreased by $15,000 during the six month period ended June 30, 2020 when compared to the same period in 2019 primarily as a result of a reduction in accounting review services in the current year.

The Company incurred a net loss of $777,000 during the six month period ended June 30, 2020 compared to a net loss of $795,000 for the comparable period in 2019. After deducting preferred dividends, totaling $320,000 for the six month periods ended June 30, 2020 and 2019, with respect to the Class A Preferred Stock, net loss per share of $(.21) was incurred for the six month periods ended June 30, 2020 and 2019, respectively.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow Analysis

During the six month period ended June 30, 2020, the Company’s net cash used in operating activities was $75,000 compared to $145,000 for the comparable period in 2019. There was no cash provided from financing or investing activities during the six month periods ended June 30, 2020 and 2019.

Analysis of Financial Condition

Total assets decreased by $75,000 at June 30, 2020 compared to total assets at December 31, 2019, reflecting the following changes:

	June 30,	December 31,
	2020	2019	(Decrease)
	($ in thousands)
Cash	$234	$309	$(75)
Land inventory	14	14	-
Restricted sinking fund	13	13	-
	$261	$336	$(75)

During the six month period ended June 30, 2020, cash decreased by $75,000, compared to December 31, 2019 as a result of the Company funding its administrative costs.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liabilities were approximately $93,602,000 at June 30, 2020 compared to approximately $92,900,000 at December 31, 2019, reflecting the following changes which resulted in an increase of $702,000 of liabilities:

	June 30,	December 31,	Increase
	2020	2019	(Decrease)
	($ in thousands)
Accounts payable and accrued expenses	$161	$169	$(8)
Accrued real estate taxes	2	-	2
Accrued interest	84,078	83,370	708
Credit agreements:			-
Notes payable	1,198	1,198	-
Subordinated convertible
debentures payable	8,163	8,163	-

	$93,602	$92,900	$702

During the six month period ended June 30, 2020, the amount of accounts payable and accrued expenses decreased by $8,000 primarily as a result of timing differences. Accrued real estate taxes increased by $2,000 during the six month period ended June 30, 2020 due to the accrual of real estate taxes for the respective period. Accrued interest during the six month period ended June 30, 2020 increased by $708,000 due to the amount of interest for such period. During the six month period ended June 30, 2020, the Company made no interest or principal payments on its outstanding notes payable and subordinated convertible debentures.

The Company remains in default on the entire principal amount plus interest (including certain sinking fund and interest payments with respect to the subordinated convertible debentures) of its subordinated convertible debentures and notes payable as well as the remaining accrued interest owed with respect to the collateralized convertible debentures.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The principal and accrued interest amounts due as of June 30, 2020 are as indicated in the following table:

	June 30, 2020
	Principal	Accrued
	Amount Due	Interest
	($ in thousands)

Subordinated convertible debentures:
At 6.5%, due June 1991	$138	$284
At 6%, due May 1992	8,025	27,460
	$8,163	$27,744
Collateralized convertible debentures-related party:
At 14%, due July 8, 1997	$-	$52,915

Notes payable:
At prime plus 2%, all past due	$1,176	$3,419
Non-interest bearing	22	-
	$1,198	$3,419

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

The Company’s independent registered public accounting firms have included an explanatory paragraph expressing concerns as to the Company’s ability to continue as a going concern in their reports on on the Company’s consolidated financial statements for many years including the year ended December 31, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020. There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PGI INCORPORATED
(Registrant)

Date: August 14, 2020	By:	/s/ Laurence A. Schiffer
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