Form 10-Q
period 2020-09-30
PGI INC
filed 2020-11-13
CIK 81157

 FORM 10- Q
 U.S SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Large accelerated filer___________	Non-accelerated filer____________
Accelerated filer__________	Smaller reporting company X
(Do not check if a smaller reporting company)	Emerging growth company __________

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of November 13, 2020, there were 5,317,758 shares of the registrant’s common stock, $.10 par value per share, outstanding.

PGI INCORPORATED AND SUBSIDIARIES

Form 10 – Q
For the Quarter Ended September 30, 2020

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
($ in thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
ASSETS
Cash	$94	$309
Land inventory	14	14
Restricted sinking fund	-	13
	$108	$336
LIABILITIES
Accounts payable and accrued expenses	$159	$169
Accrued real estate taxes	3	-
Accrued interest:
Subordinated convertible debentures payable	27,797	27,070
Convertible debentures payable-related party	52,790	52,915
Notes payable	3,435	3,385
Credit agreements:
Notes payable	1,198	1,198
Subordinated convertible debentures payable	8,025	8,163
	93,407	92,900
STOCKHOLDERS' DEFICIENCY
Preferred stock, par value $1.00 per share;
authorized 5,000,000 shares; 2,000,000
Class A cumulative convertible shares issued
and outstanding; (liquidation preference of
$8,000 plus unpaid cumulative dividends of $16,275)	2,000	2,000
Common stock, par value $.10 per share;
authorized 25,000,000 shares; 5,317,758
shares issued and outstanding	532	532
Paid-in capital	13,498	13,498
Accumulated deficit	(109,329)	(108,594)
	(93,299)	(92,564)
	$108	$336
See accompanying notes to Condensed Consolidated Financial Statements.

Part I  Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
($ in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
REVENUES
Interest income	$-	$-	$-	$1
Other income	2	-	2	3
	2	-	2	4
COSTS AND EXPENSES
Interest	354	354	1,062	1,057
Forgiveness of debt
and interest	(410)	-	(410)	-
Taxes and assessments	1	1	3	3
Consulting and accounting-
related party	8	9	26	27
Legal and professional	1	16	36	63
General and administrative	6	12	20	41
	(40)	392	737	1,191
NET INCOME (LOSS)	$42	$(392)	$(735)	$(1,187)

NET LOSS PER SHARE(*)
AVAILABLE TO COMMON
STOCKHOLDERS-Basic and diluted	$(0.02)	$(0.10)	$(0.23)	$(0.31)

*Considers the effect of dividends on preferred stock for the three and nine months ended
September 30, 2020 and 2019.

See accompanying notes to Condensed Consolidated Financial Statements.

Part I  Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
($ in thousands)

	Nine Months Ended
	September 30,	September 30,
	2020	2019

Net cash used in operating activities	$(215)	$(190)

Net change in cash	(215)	(190)

Cash at beginning of period	309	526

Cash at end of period	$94	$336

See accompanying notes to Condensed Consolidated Financial Statements.

Part I  Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)

Three Months ended September 30, 2020
($ in thousands, except share data)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total

Balances at 6/30/20	2,000,000	$2,000	5,317,758	$532	$13,498	$(109,371)	$(93,341)

Net Income (Loss)	-	-	-	-	-	42	42
Balances at 9/30/20	2,000,000	$2,000	5,317,758	$532	$13,498	$(109,329)	$(93,299)

Three Months ended September 30, 2019
($ in thousands, except share data)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total

Balances at 6/30/19	2,000,000	$2,000	5,317,758	$532	$13,498	$(107,821)	$(91,791)

Net Income (Loss)	-	-	-	-	-	(392)	(392)
Balances at 9/30/19	2,000,000	$2,000	5,317,758	$532	$13,498	$(108,213)	$(92,183)

 Part I  Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)

Nine Months ended September 30, 2020
($ in thousands, except share data)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total

Balances at 1/1/20	2,000,000	$2,000	5,317,758	$532	$13,498	$(108,594)	$(92,564)

Net Income (Loss)	-	-	-	-	-	(735)	(735)
Balances at 9/30/20	2,000,000	$2,000	5,317,758	$532	$13,498	$(109,329)	$(93,299)

Nine Months ended September 30, 2019
($ in thousands, except share data)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total

Balances at 1/1/19	2,000,000	$2,000	5,317,758	$532	$13,498	$(107,026)	$(90,996)

Net Income (Loss)	-	-	-	-	-	(1,187)	(1,187)
Balances at 9/30/19	2,000,000	$2,000	5,317,758	$532	$13,498	$(108,213)	$(92,183)

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

All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2020 or any other interim period.

(2) Per Share Data

Basic per share amounts are computed by dividing net income (loss), after deducting current period dividends on the Company's preferred stock, by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for the three and nine months ended September 30, 2020 and 2019 was 5,317,758.

Diluted per share amounts are computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and outstanding convertible debentures, if dilutive, into shares of common stock. For the three and nine months ended September 30, 2020 and 2019, the assumed conversion of all outstanding convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a summary of the calculations used in computing basic and diluted loss per share for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
	($ in thousands, except share and per share data)

Net Income (Loss)	$42	$(392)	$(735)	$(1,187)

Preferred dividends	(160)	(160)	(480)	(480)

Loss Available to	$(118)	$(552)	$(1,215)	$(1,667)
Common shareholders

Basic and Diluted
Weighted Average Number
Of Common Shares
Outstanding	5,317,758	5,317,758	5,317,758	5,317,758

Basic and Diluted Loss
Per Common Share	$(0.02)	$(0.10)	$(0.23)	$(0.31)

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(3) Statement of Cash Flows

The Financial Accounting Standards Board Accounting Standards Codification Topic No. 230, “Statement of Cash Flows”, requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. Interest was paid during the nine months ended September 30, 2020 in the amount of $125,000 in connection with the collateralized convertible debentures. There were no payments of interest for the nine month period ended September 30, 2019.

(4) Land Inventory

Land inventory consisted of

	September 30,	December 31,
	2020	2019
	($ in thousands)
Fully improved land	$14	$14

(5)
Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	September 30,	December 31,
	2020	2019
	($ in thousands)
Accounts payable	$2	$-
Accrued accounting review and
tax preparation expense	3	13
Accrued consulting fees-related party	-	1
Accrued legal	-	1
Accrued debenture fees	153	153
Accrued miscellaneous	1	1
	$159	$169

Accrued real estate taxes consisted of:
Current real estate taxes	$3	$-

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(6)
Credit Agreements: Notes Payable and Subordinated and Convertible Debentures Payable

Credit agreements consisted of the following:

	September 30,	December 31,
	2020	2019
	($ in thousands)
Notes payable - $1,176,000 bearing
interest at prime plus 2%
the remainder non-interest bearing,
all past due	$1,198	$1,198

Subordinated convertible debentures payable:
At 6.5% interest; due June 1991	-	138
At 6% interest; due May 1992	8,025	8,025
	8,025	8,163
	$9,223	$9,361

Accrued interest consisted of the following:

	September 30,	December 31,
	2020	2019
	($ in thousands)
Notes payable	$3,435	$3,385
Subordinated convertible debentures payable:
At 6.5% interest; due June 1991	-	279
At 6% interest; due May 1992	27,797	26,791
	27,797	27,070
Convertible debentures -related party:
Principal balance paid 6/23/16	52,790	52,915
	$84,022	$83,370

The Trustee of the 6.5% subordinated convertible debentures, which matured in June 1991, with an original face amount of $1,034,000, provided notice of final distribution to holders of such debentures on September 2, 2014. In connection with such final distribution, the Trustee has maintained a debenture reserve fund that was closed as of September 30, 2020. The balance as of December 31, 2019 was $13,000, available for final distribution of $92 per $1,000 in face amount to holders of such debentures who surrender their respective debenture certificates.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(6) Credit Agreements: Notes Payable and Subordinated Convertible Debentures Payable (continued)

The remaining balance of the debenture reserve fund of $13,000 was disbursed in escheatment to the states of the respective debenture holders during the three month period ended September 30, 2020. The debentures with a face amount of $138,000 were effectively surrendered with the escheatment of the respective funds to the states of the debenture holders. Accordingly, the Company has recognized $125,000 in forgiveness of debt during the three month period ended September 30, 2020. In addition, accrued interest of $285,000 on such debentures that are considered surrendered was recorded as forgiveness of interest expense during the three month period ended September 30, 2020. There were no debentures surrendered or escheated in 2019.

The 6.5% subordinated convertible debenture balances for the nine months ended September 30, 2020 and year ended December 31, 2019 are as follows:

	September 30, 2020	December 31, 2019
	($ in thousands)

Outstanding debenture principal balance	$-	$138
Face value of debentures escheated	138	-
Debenture reserve account balance	-	13
Debenture reserve funds utilized
in escheatment to states of debenture holders	13	-
Forgiveness of debt	125	-
Forgiveness of interest	285	-

During the month ended September 30, 2020 the Company paid $125,000 of collateralized convertible debenture accrued interest to Love Investment Company (“LIC”), the Company’s primary preferred stock shareholder, and Love-1989 Florida Partners (“Love-1989”), also an affiliate of the Company, which held the collateralized convertible debentures.

(7) Income Taxes

At December 31, 2019, the Company had an operating loss carryforward of approximately $70,074,000 available to reduce future taxable income. These operating losses expire at various dates through 2038.

The following summarizes the temporary differences of the Company at September 30, 2020 and December 31, 2019 at the statutory rate:

	September 30,	December 31,
	2020	2019
	($ in thousands)
Deferred tax asset
Net operating loss carryforward	$17,708	$17,522
Expenses capitalized under IRC 263(a)	37	37
Tax credits (AMT)	57	57
Valuation allowance	(17,802)	(17,616)
Total deferred tax asset	-	-

(8) Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, other than debt, approximates fair value at September 30, 2020 and December 31, 2019 because of the short maturity of those instruments. It was not practicable to estimate the fair value of the Company’s notes payable and its convertible debentures because these debts are in default causing no basis for estimating value by reference to quoted market prices or current rates offered to the Company for debt of the same remaining maturities.

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

The Trustee of the 6.5% subordinated convertible debentures, which matured in June 1991, with an original face amount of $1,034,000, provided notice of final distribution to holders of such debentures on September 2, 2014. In connection with such final distribution, the Trustee maintained a debenture reserve fund that was closed as of September 30, 2020. The balance as of December 31, 2019 was $13,000, available for final distribution of $92 per $1,000 in face amount to holders of such debentures who surrender their respective debenture certificates.

The remaining balance of the debenture reserve fund of $13,000 was disbursed in escheatment to the states of the respective debenture holders during the three month period ended September 30, 2020. The debentures with a face amount of $138,000 were surrendered with the escheatment of respective funds to the states of the debenture holders. Accordingly, the Company has recognized $125,000 in forgiveness of debt during the three month period ended September 30, 2020. In addition, accrued interest of $285,000 on such debentures that are considered surrendered was recorded as forgiveness of interest expense during the three month period ended September 30, 2020. There were no debentures surrendered or escheated in 2019.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the three month period ended September 30, 2020 the Company paid $125,000 of collateralized convertible debenture accrued interest to LIC, the Company’s primary preferred stock shareholder, and Love-1989, also an affiliate of the Company, which held the collateralized convertible debentures.

As of September 30, 2020, the Company remained in default under its subordinated convertible debentures and notes payable, as well as the remaining balance of accrued interest with respect to its collateralized convertible debentures.

Results of Operations

Expenses for the three month period ended September 30, 2020 decreased by $432,000 when compared to the same period in 2019. This decrease reflects forgiveness of debt and interest of $410,000 which is attributed to the 6.5% subordinated debentures which matured in June, 1991. The debentures were escheated to the states of the respective debenture holders. In addition, the change reflects a $1,000 decrease in consulting and accounting related party expenses, a $15,000 decrease in legal and professional fees and a $6,000 decrease in general and administrative expenses.

Interest expense relating to the Company’s current outstanding debt, held by non-related parties was $354,000 for the three month periods ended September 30, 2020 and 2019. Interest expense relating to the Company’s current outstanding debt for subordinated convertible debentures, increased by $6,000 during the three month period ended September 30, 2020 compared to the same period in 2019, primarily as a result of interest compounding on past due balances. This increase was offset by a $6,000 decrease in interest expense for notes payable due to a decrease in the prime interest rate from 3.25% as of September 30, 2020 compared to 5% as of September 30, 2019.

Consulting and accounting related party expenses decreased by $1,000 during the three month period ended September 30, 2020 compared to the same period in 2019. A quarterly consulting fee is paid to Love Real Estate Company, an affiliate of LIC, of one-tenth percent of the carrying value of the Company’s assets, which decreased in 2020 compared to 2019.

Legal and professional expenses decreased by $15,000 during the three month period ended September 30, 2020 when compared to the same period in 2019, primarily due to legal and professional fees relating to environmental remediation incurred in the three month period ended September 30, 2019.

General and administrative expenses during the three month period ended September 30, 2020 decreased by $6,000 when compared to the same period in 2019 primarily as a result of the discontinuation of the independent accounting firm review services in the current year.

The Company realized net income of $42,000 during the three month period ended September 30, 2020 compared to a net loss of $392,000 for the comparable period in 2019. After deducting preferred dividends, totaling $160,000 for the three month periods ended September 30, 2020 and 2019, with respect to the Class A Preferred Stock, a net loss per share of $(.02) and $(.10) was incurred for the three month periods ended September 30, 2020 and 2019, respectively. The total cumulative preferred dividends in arrears with respect to the Class A Preferred Stock through September 30, 2020 is $16,275,000.

Revenues for the nine month period ended September 30, 2020 decreased by $2,000 to $2,000 from $4,000 for the comparable period in 2019. Other income decreased by $1,000 to $2,000 from $3,000 for the comparable period in 2019. Other income of $2,000 and $3,000 received during the nine month periods ended September 30, 2020 and 2019 represent recoveries from lot lien receivables recorded in previous years which have been fully provided for cancellation. Interest income on the Company’s money market account decreased by $1,000 during the nine month period ended September 30, 2020 compared to the same period in 2019 due to the declining account balance. Interest income of $1,000 was received during the nine months ended September 30, 2019. There was no interest income during the nine months ended September 30, 2020

Expenses for the nine months ended September 30, 2020 decreased by $452,000 when compared to the same period in 2019. This decrease reflects forgiveness of debt and interest of $410,000 which is attributed to the 6.5% subordinated debentures which matured in June, 1991. The debentures were escheated to the states of the respective debenture holders. In addition, the change reflects a $5,000 increase in interest expense, a $1,000 decrease in consulting and accounting related party expenses, a $27,000 decrease in legal and professional fees and a $21,000 decrease in general and administrative expenses.

Interest expense relating to the Company’s outstanding debt, held by non-related parties, increased by $5,000 during the nine month period ended September 30, 2020 compared to the same period in 2019. Interest expense relating to the Company’s current outstanding debt for subordinated convertible debentures, increased by $21,000 compared to the same nine month period in 2019, primarily as a result of interest compounding on past due balances. This increase was offset by a $16,000 decrease in interest expense for notes payable due to a decrease in the prime interest rate from 3.25% as of September 30, 2020 compared to 5% as of September 30, 2019.

Consulting and accounting related party expenses decreased by $1,000 during the nine month period ended September 30, 2020 compared to the same period in 2019. A quarterly consulting fee is paid to Love Real Estate Company, an affiliate of LIC, of one-tenth percent of the carrying value of the Company’s assets, which decreased in 2020 compared to 2019.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Legal and professional expenses decreased by $27,000 during the nine month period ended September 30, 2020 when compared to the same period in 2019 as follows:

(Decrease)
($ in thousands)
Legal and professional fees environmental remediation	$(15)
Legal common title matters	(7)
Legal Form 8K review	(4)
Legal review filing of periodic reports	(1)
$(27)

General and administrative expenses decreased by $21,000 during the nine month period ended September 30, 2020 when compared to the same period in 2019 primarily as a result of a reduction in accounting review services in the current year.

The Company incurred a net loss of $735,000 during the nine month period ended September 30, 2020 compared to a net loss of $1,187,000 for the comparable period in 2019. After deducting preferred dividends, totaling $480,000 for the nine month periods ended September 30, 2020 and 2019, with respect to the Class A Preferred Stock, net loss per share of $(.21) and $(.31) was incurred for the nine month periods ended September 30, 2020 and 2019, respectively.

Cash Flow Analysis

During the nine month period ended September 30, 2020, the Company’s net cash used in operating activities was $215,000 which includes $125,000 of interest paid to related parties which held the collateralized convertible debentures. This compared to cash used in operating activities of $190,000 for the comparable 2019 period. There was no cash provided by or used in financing or investing activities during the nine month periods ended September 30, 2020 and 2019.

Analysis of Financial Condition

Total assets decreased by $228,000 at September 30, 2020 compared to total assets at December 31, 2019, reflecting the following changes:

	September 30,	December 31,
	2020	2019	(Decrease)
		($ in thousands)
Cash	$94	$309	$(215)
Land inventory	14	14	-
Restricted sinking fund	-	13	(13)
	$108	$336	$(228)

During the nine month period ended September 30, 2020, cash decreased by $215,000, compared to December 31, 2019 as a result of the Company funding its administrative costs of $90,000 and payment to related parties of $125,000 of accrued interest payable in connection with the collateralized convertible debentures.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liabilities were approximately $93,407,000 at September 30, 2020 compared to approximately $92,900,000 at December 31, 2019, reflecting the following changes which resulted in an increase of $507,000 of liabilities:

	September 30,	December 31,	Increase
	2020	2019	(Decrease)
	($ in thousands)
Accounts payable and accrued expenses	$159	$169	$(10)
Accrued real estate taxes	3	-	3
Accrued interest	84,022	83,370	652
Credit agreements:			-
Notes payable	1,198	1,198	-
Subordinated convertible
debentures payable	8,025	8,163	(138)

	$93,407	$92,900	$507

During the nine month period ended September 30, 2020, the amount of accounts payable and accrued expenses decreased by $10,000 primarily as a result of timing differences. Accrued real estate taxes increased by $3,000 during the nine month period ended September 30, 2020 due to the accrual of real estate taxes for the respective period. Accrued interest during the nine month period ended September 30, 2020 increased by $652,000 as a result of $1,062,000 of interest expense for such period which was offset by $285,000 in forgiveness of accrued interest on the 6.5% subordinated debentures escheated to the states of debenture holders and also offset by the payment of $125,000 of accrued interest for the collateralized convertible debentures which are held by related parties.

During the nine months ended September 30, 2020, 6.5% subordinated debentures with face amount of $138,000 were effectively surrendered with the escheatment of respective debenture reserve funds by the Trustee to the states of such debenture holders.

The Company remains in default on the entire principal amount plus interest of its subordinated convertible debentures and notes payable as well as the remaining accrued interest owed with respect to the collateralized convertible debentures.

The principal and accrued interest amounts due as of September 30, 2020 are as indicated in the following table:

	September 30, 2020
	Principal	Accrued
	Amount Due	Interest
	($ in thousands)
Subordinated convertible debentures:
At 6%, due May 1992	$8,025	$27,797

Collateralized convertible debentures-related party:
At 14%, due July 8, 1997	$-	$52,790

Notes payable:
At prime plus 2%, all past due	$1,176	$3,435
Non-interest bearing	22	-
	$1,198	$3,435

The Company does not have sufficient funds available (after payment of, or the reserving for the payment of, anticipated future administrative expenses) to satisfy the principal or interest obligations on the above debentures and notes payable or any arrearage in preferred dividends.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020. There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PGI INCORPORATED (Registrant)

Date: November 13, 2020	By:	/s/ Laurence A. Schiffer
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