Form 10-K
period 2020-12-31
PGI INC
filed 2021-03-31
CIK 81157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 – K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

           If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020 cannot be determined. See Item 5 of Form 10-K.

The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of March 31, 2021, 5,317,758 shares of Common Stock, par value $.10 per share, were outstanding.

PGI INCORPORATED AND SUBSIDIARIES
FORM 10 – K - 2020
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

The Company’s remaining land inventory consists of 6 single family lots, an approximate 7 acre parcel and some other minor parcels of real estate consisting of easements in Citrus County, Florida, which are owned through its wholly owned subsidiary, Sugarmill Woods, Inc. (“Sugarmill Woods”). In addition, Punta Gorda Isles Sales, Inc. (“PGIS”), a wholly owned subsidiary of the Company, owns 12 parcels of real estate in Charlotte County, Florida, which total approximately 60 acres, but these parcels have limited value because of associated developmental constraints such as wetlands, easements, and/or other obstacles to development and sale.

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

As an Inactive Registrant, PGI currently intends to continue to timely file Annual Reports on Forms 10-K with the Securities and Exchange Commission (the “SEC”), including this Form 10-K, as well as Quarterly Reports on Forms 10-Q and any other required reports. PGI currently intends to include in such Annual Reports all annual consolidated financial statements required to be included therein pursuant to Regulation S-X. However, due to its inactive status and diminishing financial resources, the aforementioned consolidated financial statements have not been reviewed or audited by a Public Company Accounting Oversight Board (“PCAOB”) registered public accounting firm for the year 2020. PGI engaged Milhouse & Neal, a PCAOB registered public accounting firm, to review its annual consolidated financial statements for its year ended December 31, 2019.

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

Item 1.    Business (continued)

The Company, formerly a Florida residential developer, is dormant with less than 70 acres of remaining landholdings, much of which has little value due to various restrictions. The Company’s consolidated financial statements show it has a Stockholders’ Deficiency of $93.7 million as of December 31, 2020. BKD, LLP (“BKD”), the Company’s PCAOB registered public accounting firm until the date the Company filed its Form 10-K for Fiscal 2018 which was February 25, 2019, expressed a “going concern” opinion with respect to the Company for its Fiscal 2018 financial statements and had expressed such opinions for many years previously. PGI has had no trading of its securities in many years. Any future real estate transactions by the Company will be limited, uncertain as to timing and as to value. Ultimately, PGI expects that proceeds from sales of its remaining real estate, if any, will provide some minimal recoveries for PGI’s senior debtholders. PGI has been an SEC registrant for over 40 years.

As an Inactive Registrant, PGI currently intends to continue to provide comprehensive updates through its SEC filings.

AVAILABLE INFORMATION

We file annual and quarterly reports and file or furnish current reports (including any exhibits or amendments to those reports) and other information with the SEC. These materials may also be accessed through the SEC’s website (www.sec.gov).

OTHER

As of December 31, 2020, the Company had no employees, and all services provided to the Company are through contract services.

The Company’s website address is www.pgiincorporated.com. Information included on our website does not constitute part of this document.

Item 1A.    Risk Factors

Not Applicable

Item 1B.    Unresolved Staff Comments

Not Applicable

Item 2.    Properties

The Company’s remaining land inventory consists of 6 single family lots, an approximate 7 acre parcel and some other minor parcels of real estate consisting of easements in Citrus County, Florida, which are owned through its wholly owned subsidiary, Sugarmill Woods. In addition, PGIS, a wholly owned subsidiary of the Company, owns 12 parcels of real estate in Charlotte County, Florida, which total approximately 60 acres, but these parcels have limited value because of associated developmental constraints such as wetlands, easements, and/or other obstacles to development and sale. The Company continues its efforts to dispose of all of its real estate.

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

No dividends have ever been paid on the Common Stock, and payment of dividends on the Common Stock is restricted under the terms of the two indentures (one of which matured on June 1, 1991 and the other on May 1, 1992) pursuant to which the Company’s outstanding subordinated convertible debentures were issued and by the terms of the Company’s preferred stock. As of December 31, 2020, to the Company’s knowledge, there were 548 holders of record of the Company’s Common Stock and 317 debenture holders.

Item 6.    Selected Financial Data

Not Applicable

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

 The liabilities of the Company exceed the reported value of its assets. Management’s efforts and activities have been, and continue to be, to sell assets of the Company to repay its indebtedness and to pay the ordinary administrative expenditures in keeping an inactive company in existence. The aggregate remaining land inventory is less than 70 acres, consisting of multiple parcels located in two Florida counties. These parcels have limited value because of associated development constraints such as wetlands, easements and other obstacles to development and sale. At December 31, 2020 the carrying value of the land inventory was $14,000. The Company is seeking to realize full market value for such land. However, certain land parcels may be of so little value and marketability that the Company may elect not to pay the real estate taxes on selected parcels, which may eventually result in a de facto liquidation of such property by subjecting such property to a tax sale.

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

In early 2019, the Board of Directors of PGI concluded that PGI met and continues to meet all conditions under which a registrant may be deemed an “Inactive Entity” as that term is defined or contemplated in Rule 3-11 of Regulation S-X and as the term “Inactive Registrant” is further contemplated in the Securities and Exchange Commission’s Division of Corporation Finance’s Financial Reporting Manual section 1320.2. Under Rule 3-11 of Regulation S-X, the financial statements required thereunder with respect to an Inactive Registrant for purposes of reports pursuant to the Securities Exchange Act of 1934, including but not limited to annual reports on Form 10-K, may be unaudited. A representative of PGI informally discussed its view that PGI is an Inactive Registrant with a staff member of the Chief Accountant’s Office in the Division of Corporation Finance in February 2019.

As an Inactive Registrant, PGI currently intends to continue to timely file Annual Reports on Forms 10-K with the SEC, including this Form 10-K, as well as Quarterly Reports on Forms 10-Q and any other required reports. PGI currently intends to include in such Annual Reports all annual consolidated financial statements required to be included therein pursuant to Regulation S-X. However, due to its inactive status and diminishing financial resources, the aforementioned consolidated financial statements have not been reviewed or audited by a PCAOB registered public accounting firm for the year 2020. PGI engaged Milhouse & Neal, a PCAOB registered public accounting firm, to review its annual consolidated financial statements for its year ended December.

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

The Company, formerly a Florida residential developer, is dormant with less than 70 acres of remaining landholdings, much of which has little value due to various restrictions. The Company’s consolidated financial statements show it has a Stockholders’ Deficiency of $93.7 million as of December 31, 2020. BKD, the Company’s PCAOB registered public accounting firm until the date the Company filed its Form 10-K for Fiscal 2018 which was February 25, 2019, expressed a “going concern” opinion with respect to the Company for its Fiscal 2018 financial statements and had expressed such opinions for many years previously. PGI has had no trading of its securities in many years. Any future real estate transactions by the Company will be limited, uncertain as to timing and as to value. Ultimately, PGI expects that proceeds from sales of its remaining real estate, if any, will provide some minimal recoveries for PGI’s senior debtholders. PGI has been an SEC registrant for over 40 years.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As an Inactive Registrant, PGI currently intends to continue to provide comprehensive updates through its SEC filings.

The Company’s financial statement indebtedness includes its 6.0% subordinated convertible debentures which matured in May, 1992, with a remaining face amount of $8,025,000; and various notes payable, with a remaining face amount of $1,198,000.

As of December 31, 2020 there was no remaining balance of the 6.5% subordinated convertible debentures which matured in June 1991, with an original face amount of $1,034,000. The Trustee of the 6.5% subordinated convertible debentures, provided notice of final distribution to the holders of such debentures on September 2, 2014. In connection with such final distribution, the Trustee maintained a debenture reserve fund to be available for final distribution of $92 per $1,000 in face amount to remaining holders of such debentures who surrender their respective debenture certificates.

The remaining balance of the debenture reserve fund of $13,000 was disbursed in escheatment to the states of the respective debenture holders during the year ended December 31, 2020. The remaining debentures with a face amount of $138,000 were surrendered with the escheatment of respective funds to the states of the debenture holders. Accordingly, the Company has recognized $125,000 in forgiveness of debt during the year ended December 31, 2020. In addition, accrued interest of $285,000 on such debentures that are considered surrendered was recorded as forgiveness of interest expense during the year ended December 31, 2020. During the year ended December 31, 2019, there were no 6.5% subordinated convertible debentures that were surrendered or escheated by their respective debenture holders and no funds were utilized from the debenture reserve account.

The 6.5% subordinated convertible debenture balances for the years ended December 31, 2020 and 2019 are as follows:

	2020	2019
	($ in thousands)

Original face value	$1,034	$1,034
Outstanding debenture principal balance	-	138
Face value of debentures escheated	138	-
Accrued and unpaid interest balance	-	279
Debenture reserve account balance	-	13
Debenture reserve funds utilized
in escheatment to states of debenture holders	13	-
Forgiveness of debt	125	-
Forgiveness of interest	285	-

In addition to the convertible subordinated debentures noted above, the Company’s financial statement indebtedness includes its 6.0% subordinated convertible debentures which matured in May, 1992, with a remaining face amount of $8,025,000.

The cumulative amount due for the 6% subordinated convertible debentures which matured in May 1992, includes the face amount of $8,025,000 plus accrued interest of $28,137,000 as of December 31, 2020. The subordinated convertible debentures have been in payment default for over twenty-five years. It is unclear whether any action on behalf of the bondholders is presently likely, given the negative net worth of the Company and continuing passage of time.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Revenues

Revenues for the year ended December 31, 2020 decreased by $2,000 to $2,000 compared to revenues of $4,000 for the year ended December 31, 2019. Interest income on the Company’s money market account decreased by $1,000 during the year ended December 31, 2020 from the comparable period in 2019 due to the declining account balance. Other income decreased by $1,000 to $2,000 compared to other income of $3,000 for the year ended December 31, 2019. Other income in both 2020 and 2019 represents recoveries of lot lien receivables which had been fully provided for cancellation.

Costs and Expenses

Costs and expenses for the year ended December 31, 2020 decreased by $465,000 when compared to the same period in 2019 as follows:

			Increase
	2020	2019	(Decrease)
		($ in thousands)
COSTS, EXPENSES AND OTHER
Interest expense	$1,417	$1,412	$5
Forgiveness of Debt and Interest	(410)	-	(410)
Taxes and assessments	5	5	-
Consulting and accounting-
related party	34	35	(1)
Legal and professional	36	65	(29)
General and administrative	25	55	(30)
	$1,107	$1,572	$(465)

Interest expense relating to the Company’s current outstanding debt held by non-related parties, increased by $5,000 during the year ended December 31, 2020 compared to the year ended December 31, 2019. Interest expense relating to the Company’s outstanding debt for subordinated convertible debentures, increased by $26,000 during the year ended December 31, primarily as a result of interest accruing on past due balances which increased at various intervals throughout the year for accrued but unpaid interest. This increase was offset by a $21,000 decrease in interest expense for notes payable due to a decrease in the prime interest rate to 3.25% as of December 31, 2020 compared to 4.75% as of December 31, 2019.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company recognized $410,000 in forgiveness of debt and accrued interest during the year ended December 31, 2020. The Trustee of the 6.5% subordinated convertible debentures, which matured in June, 1991, provided notice of final distribution to the holders of such debentures on September 2, 2014. In connection with such final distribution, the Trustee designated the remaining balance of the debenture reserve fund held by the Trustee for final distribution of $92 per $1,000 in face amount to holders of such debentures who surrender their respective debenture certificates.

During the year ended December 31, 2020, the remaining balance of the reserve fund of $13,000 was disbursed in escheatment to the states of the respective debenture holders. The remaining debentures with a face amount of $138,000 were surrendered with the escheatment of respective funds to the states of the debenture holders. Accordingly, the Company has recognized $125,000 in forgiveness of debt during the year ended December 31, 2020. In addition, accrued interest of $285,000 on such debentures that are considered surrendered was recorded as forgiveness of interest expense during the year ended December 31, 2020. There were no debentures surrendered or escheated in 2019 and no funds were utilized from the debenture reserve account.

Taxes and assessments were $5,000 during the years ended December 31, 2020 and 2019.

Consulting and accounting expense was $34,000 and $35,000 for the years ended December 31, 2020 and 2019, respectively. A quarterly consulting fee is paid to Love Real Estate Company (“LREC”), an affiliate of LIC, of one-tenth of one percent of the carrying value of the Company’s assets, which decreased by $1,000 in 2020 compared to 2019 due to the decrease in the value of the Company’s assets. In addition, accounting service fees of $33,600 were paid to LREC in 2020 and 2019.

Legal and professional expenses decreased by $29,000 during the year ended December 31, 2020 when compared to the same period in 2019 as follows:

Increase
(Decrease)
($ in thousands)
Legal common title matters	$(10)
Legal and professional fees environmental remediation	(9)
Legal Form 8K review	(4)
Legal review filing of periodic reports	(6)
$(29)

General and administrative expenses decreased by $30,000 during the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily as a result of a reduction in accounting review services.

The net loss was $1,105,000 ($.33 per share loss) for the year ended December 31, 2020 compared to a net loss of $1,568,000 ($.42 per share loss) for the year ended December 31, 2019. Included in the 2020 and 2019 loss per share computation is $640,000 ($.12 per share of Common Stock) of annual cumulative preferred stock dividends in arrears.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

FINANCIAL CONDITION

Total assets decreased by $241,000 at December 31, 2020 compared to total assets at December 31, 2019 reflecting the following changes:

	2020	2019	Increase (Decrease)
	($ in thousands)
Cash	$81	$309	$(228)
Land inventory	14	14	-
Other assets	-	13	(13)
	$95	$336	$(241)

Net cash used in operating activities was $228,000 for the year ended December 31, 2020 compared to cash used in operations of $217,000 for the year ended December 31, 2019. Net cash used in operations consists of cash received from operations less cash expended for operations.

Cash received from operations during the year ended December 31, 2020 was $2,000, which represents miscellaneous income from a recovery of a lot lien receivable which had been fully provided for cancellation. Cash received from operations in the year ended December 31, 2019 was $4,000, which represented $1,000 in interest income earned on the Company’s money market account and $3,000 in miscellaneous income from a recovery of a lot lien receivable which had been fully provided for cancellation.

Cash expended for operations during the year ended December 31, 2020 was $230,000 which represents an increase of $9,000 compared to cash expended for operations of $221,000 in the year ended December 31, 2019. There was an increase of $125,000 in payments of interest for accrued related party interest paid on collateralized debt. This increase is offset by decreases in cash expended for operations during the year ended December 31, 2020 of $5,000 in real estate taxes paid, a decrease of $52,000 in legal and professional expenditures and a decrease of $59,000 in general and administrative expenditures related to the filing of the Company’s periodic reports in 2020 as an inactive registrant.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The remaining balance of the debenture reserve fund of $13,000 was disbursed in escheatment to the states of the respective debenture holders during the year ended December 31, 2020. The remaining debentures with a face amount of $138,000 were surrendered with the escheatment of respective funds to the states of the debenture holders.

Liabilities were $93,764,000 at December 31, 2020 compared to $92,900,000 at December 31, 2019, reflecting the following changes:

			Increase
	2020	2019	(Decrease)
	($ in thousands)
Accounts payable and accrued expenses	$160	$169	$(9)
Accrued real estate taxes	4	-	4
Accrued interest	31,587	30,455	1,132
Accrued interest-related party	52,790	52,915	(125)
Notes payable	1,198	1,198	-
Convertible subordianted debentures payable	8,025	8,163	(138)
	$93,764	$92,900	$864

Accounts payable and accrued expenses decreased by $9,000 at December 31, 2020, compared to December 31, 2019, primarily representing current liabilities for general and administrative expenses relating to the filing of the Company’s periodic reports as an inactive registrant.

Accrued real estate taxes increased by $4,000 at December 31, 2020 compared to December 31, 2019 due to the accrual of real estate taxes for the year ended December 31, 2020 that were not paid.

Accrued interest increased by $1,007,000 at December 31, 2020 compared to December 31, 2019 reflecting changes in the following accrued interest categories:

			Increase
	2020	2019	(Decrease)
	($ in thousands)
Convertible subordinated debentures	$28,137	$27,070	$1,067
Convertible debentures-related party	52,790	52,915	(125)
Notes Payable	3,450	3,385	65
	$84,377	$83,370	$1,007

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

There was a net increase of accrued interest in the amount of $1,007,000 during the year ended December 31, 2020. The increase in accrued interest of $1,067,000 relating to the convertible subordinated debentures represents interest expense for the year ended December 31, 2020 of $1,352,000 less $285,000 in forgiveness of interest relating to the 6.5% convertible subordinated debentures that were escheated to the states of debenture holders in 2020. The accrued interest relating to convertible subordinated debentures increased due to the additional accrual of interest and no payment of previously accrued interest on the Company’s debentures (see Note 8 to the consolidated financial statements under Item 8). The notes payable and convertible subordinated debentures, including accrued interest, are past due.

The decrease in accrued interest of $125,000 for the related party convertible debentures is due to the payment of accrued interest on the collateralized convertible debentures during the year ended December 31, 2020. The remaining balance of accrued interest on the collateralized convertible debentures is $52,790,000.

The increase of $65,000 of accrued interest relating to the Company’s other outstanding debt represents interest expense for the year ended December 31, 2020. The notes payable and convertible subordinated debentures, including accrued interest, are past due.

During the year ended December 31, 2020, 6.5% subordinated debentures with face amount of $138,000 were surrendered with the escheatment of the respective debenture reserve funds by the Trustee to the states of such debenture holders.

The Company’s stockholders’ deficiency increased to $93,669,000 at December 31, 2020 from a $92,594,000 stockholders’ deficiency at December 31, 2019, reflecting the 2020 net loss of $1,105,000.

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

Item 7A.    Qualitative and Quantitative Disclosures About Market Risk.

Not Applicable

Item 8.    Financial Statements and Supplementary Data

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
December 31, 2020 and 2019
($ in thousands, except share data)

ASSETS			LIABILITIES
	2020	2019		2020	2019
Cash	$81	$309	Accounts payable and
			accrued expenses (Note 6)	$160	$169
Land Inventory (Note 4)	14	14
			Accrued real estate taxes
Other assets (Note 5)	-	13	(Note 6)	4	-

			Accrued Interest:
			Subordinated convertible
			debentures (Note 8)	28,137	27,070

			Convertible debentures-
			related party (Note 9)	52,790	52,915

			Notes Payable (Note 7)	3,450	3,385

			Credit Agreements:
			Notes payable (Note 7)	1,198	1,198
			Subordinated convertible
			debentures payable (Note 8)	8,025	8,163

				93,764	92,900
			Commitments and
			Contingencies (Note 13)	-	-

			STOCKHOLDERS' DEFICIENCY
			Preferred stock, par value
			$1.00 per share; authorized
			5,000,000 shares; 2,000,000
			Class A cumulative
			convertible shares issued
			and outstanding; (liquidation
			preference of $8,000,000
			and cumulative dividends)
			(Note 11)	2,000	2,000

			Common stock, par value
			$.10 per share; authorized
			25,000,000 shares; 5,317,758
			shares issued and outstanding
			(Note 11)	532	532

			Paid-in capital	13,498	13,498

			Accumulated deficit	(109,699)	(108,594)
				(93,669)	(92,564)
	$95	$336		$95	$336

See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Years ended December 31, 2020 and 2019
($ in thousands, except per share data)

	2020	2019
Revenues:
Interest income	$-	$1
Miscellaneous income	2	3
	2	4

Costs and expenses:
Interest	1,417	1,412
Forgiveness of Debt and interest	(410)	-
Taxes and assessments	5	5
Consulting and accounting-related party	34	35
Legal and professional	36	65
General and administrative	25	55
	1,107	1,572

Net Loss	$(1,105)	$(1,568)

Net Loss Per Share
Available to Common Stockholders
Basic and Diluted (Note 16)	$(0.33)	$(0.42)

See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Years ended December 31, 2020 and 2019
($ in thousands)

	2020	2019
Cash flows from operating activites:

Cash received from operations:

Interest income	$-	$1
Miscellaneous income	2	3
	2	4
Cash expended for operations:

Interest - related party	125	-
Taxes and assessments	-	5
Consulting and accounting-related party	35	35
Legal and professional	38	90
General and administrative	32	91
	230	221

Net cash flows used in operating activities	(228)	(217)

Net change in cash	(228)	(217)

Cash at beginning of year	309	526
Cash at end of year	$81	$309

See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
Years ended December 31, 2020 and 2019
($ in thousands)

	2020	2019

Reconciliation of net loss to net cash
used in operating activities:

Net loss	$(1,105)	$(1,568)

Adjustments to reconcile net loss to net
cash used in operating activities:
Forgiveness of debt and interest	(410)	-

Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(9)	(61)
Accrued real estate taxes	4	-
Accrued interest	1,292	1,412

Net cash flows used in operating activities	$(228)	$(217)

See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)
Year ended December 31, 2020
($ in thousands, except share data)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total

Balances at 1/1/20	2,000,000	$2,000	5,317,758	$532	$13,498	$(108,594)	$(92,564)

Net Loss	-	-	-	-	-	(1,105)	(1,105)
Balances at 12/31/20	2,000,000	$2,000	5,317,758	$532	$13,498	$(109,699)	$(93,669)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total
Balances at 1/1/19	2,000,000	$2,000	5,317,758	$532	$13,498	$(107,026)	$(90,996)

Net Loss	-	-	-	-	-	(1,568)	(1,568)
Balances at 12/31/19	2,000,000	$2,000	5,317,758	$532	$13,498	$(108,594)	$(92,564)

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

The Company has a significant accumulated deficit and is in default on its convertible subordinated debentures and notes payable (Notes 7 and 8).

The Company’s major efforts and activities have been, and continue to be, to sell assets of the Company to repay its indebtedness and to pay the ordinary administrative expenditures in keeping an inactive company in existence. The aggregate remaining land inventory is less than 70 acres, consisting of multiple parcels located in Florida counties. These parcels have limited value because of associated development.constraints such as wetlands, easements and other obstacles to development and sale. The potential values of the land parcels held for sale has been difficult to assess as the remaining land inventory is difficult to sell and difficult to value. While the Company will seek to realize full market value for each remaining asset, the amounts realized may be at substantial variance from its present financial statement carrying value. Certain of these assets may be of so little value and marketability that the Company may elect not to pay the real estate taxes on selected parcels, which may eventually result in a de facto liquidation of such property by subjecting such property to a tax sale.

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

Land Inventory

Land inventory is stated at cost.

Cash

The Company’s cash accounts do not exceed federally insured limits.

3.
Revenues:

Revenues totaled $2,000 for the year ended December 31, 2020 compared to revenues of $4,000 for the year ended December 31, 2019. Interest income on the Company’s money market account decreased by $1,000 during the year ended December 31, 2020 from the comparable period in 2019 due to the declining account balance. Other income of $2,000 and $3,000 was received during the years ended December 31, 2020 and 2019. Other income in both years represent recoveries of lot lien receivables which has been fully provided for cancellation.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) (continued)

4. Land Inventory:

Land inventory consisted of:

	2020	2019
	($ in thousands)
Fully improved land	$14	$14
	$14	$14

5. Other Assets:

Other assets consisted of:

	2020	2019
	($ in thousands)
Deposit with Trustee of 6.5%
debentures	$-	$13
	$-	$13

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) (continued)

6. Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consisted of:

	2020	2019
	($ in thousands)
Accounts payable	$3	$-
Accrued audit, review and tax expense	3	13
Accrued consulting fees-related party	-	1
Accrued legal	-	1
Accrued debenture fees	153	153
Accrued miscellaneous	1	1
	$160	$169

Accrued Real Estate Taxes:

Accrued real estate taxes consisted of:

	2020	2019
	($ in thousands)
Current accrued real estate taxes	$4	$-

7.
Notes Payable:

Notes payable consisted of the following:

	2020	2019
	($ in thousands)
Notes Payable-
At prime plus 2%, due October 1, 1985	$176	$176
At prime plus 2%, due October 1, 1987	1,000	1,000
Non-interest bearing, due August 1, 1993	22	22
	$1,198	$1,198

The prime rate at December 31, 2020 and 2019, was 3.25% and 4.75%, respectively.

The overall weighted-average interest rate for the Company’s credit agreements with its notes and mortgages was approximately 5.44% and 7.15% at December 31, 2020 and 2019, respectively.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) (continued)

7. Notes Payable (continued):

Accrued interest on notes payable consisted of the following:

	2020	2019
	($ in thousands)
Notes Payable-
At prime plus 2%, due October 1, 1985	$486	$477
At prime plus 2%, due October 1, 1987	2,964	2,908
	$3,450	$3,385

All of the outstanding notes payable including accrued interest are past due.

8. Subordinated Convertible Debentures Payable:

Subordinated debentures payable consisted of:

	2020	2019
	($ in thousands)
6.5%, due June, 1991	$-	$138
6%, due May, 1992	8,025	8,025
	$8,025	$8,163

The Trustee of the 6.5% subordinated convertible debentures, which matured in June 1991, with an original face amount of $1,034,000, provided notice of a final distribution to holders of such debentures on September 2, 2014. In connection with such final distribution, the Trustee has maintained a debenture reserve fund to be available for final distribution of $92 per $1,000 in face amount to remaining holders of such debentures who surrendered their respective debenture certificates. The remaining balance of the debenture reserve fund of $13,000 was disbursed in escheatment to the states of the respective debenture holders during the year ended December 31, 2020. The remaining debentures with a face amount of $138,000 were surrendered with the escheatment of respective funds to the states of the debenture holders. During the year ended December 31, 2019, there were no 6.5% subordinated convertible debentures that were surrendered or escheated by their respective debenture holders and no funds were utilized from the debenture reserve account. Accordingly, the Company has recognized $125,000 in forgiveness of debt during the year ended December 31, 2020. In addition, accrued interest of $285,000 on such debentures that are considered surrendered was recorded as forgiveness of interest expense during the year ended December 31, 2020.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) (continued)

8. Subordinated Convertible Debentures Payable (continued):

The 6.5% Subordinated convertible debenture balances for the years ended December 31, 2020 and 2019 are as follows:

	2020	2019
	($ in thousands)

Original face value	$1,034	$1,034
Outstanding debenture principal balance	-	138
Face value of debentures escheated	138	-
Accrued and unpaid interest balance	-	279
Debenture reserve account balance	-	13
Debenture reserve funds utilized
in escheatment to states of debenture holders	13	-
Forgiveness of debt	125	-
Forgiveness of interest	285	-

Since issuance, $650,000 and $152,000 of the 6.5% and 6% debentures, respectively, have been converted into common stock. This conversion feature is no longer in effect.

The Company is in default on the 6% subordinated convertible debentures which totals $8,025,000 in principal plus accrued and unpaid interest of $28,137,000 and $26,791,000 as of December 31, 2020 and 2019, respectively.

The debentures are not collateralized and are not subordinate to each other, but are subordinate to senior indebtedness ($1,198,000 at December 31, 2020 and 2019). Payment of dividends on the Company’s common stock is restricted under the terms of the two indentures pursuant to which the outstanding debentures are issued.

To maximize the amounts realized for the debt holders, the Company has been and intends to continue to seek buyers for the remaining landholdings. No assurances are offered regarding the timing of or the values to be realized from future land sales.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) (continued)

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

During the year ended December 31, 2020 the Company paid $125,000 of accrued interest for the related party collateralized convertible debentures. There were no payments of interest in the year ended December 31, 2019.

The remaining accrued interest is $52,790,000 and $52,915,000 as of December 31, 2020 and 2019.

10. Income Taxes:

Reconciliation of the statutory federal income tax rates, 21% for the years ended December 31, 2020 and 2019, to the Company’s effective income tax rates follows:

	2020		2019
	($ in thousands)
		Percent of		Percent of
	Amount of tax	Pre-tax Loss	Amount of tax	Pre-tax Loss
Expected tax credit	$(234)	-21.0%	$(338)	-21.0%
State income taxes, net of
federal tax benefits	(45)	-4.0%	(65)	-4.0%
Decrease in environmental
liability	-	0.0%	-	0.0%
Increase (decrease) in valuation
allowance	279	25.0%	403	25.0%
	$-	0.0%	$-	0.0%

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) (continued)

At December 31, 2020, the Company had an operating loss carryforward of approximately $71,188,000, the majority of which will expire at various dates through 2039.

	2020	2019
	($ in thousands)
Deferred tax asset:
Net operating loss carryover	$17,801	$17,522
Expenses capitalized under IRC 263(a)	37	37
Tax credits (AMT)	57	57
Valuation allowance	(17,895)	(17,616)

Net deferred tax asset	$-	$-

The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2017. It is the Company’s policy to classify interest and penalties related to its tax positions in general and administrative expense in the consolidated statements of operations.

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

The holders of the preferred stock are entitled to one vote per share and, except as provided by law, will vote as one class with the holders of the common stock. Class A preferred stockholders are also entitled to receive cumulative dividends at the annual rate of $.32 per share, an effective yield of 8%. Dividends accrued for an initial two year period and, at the expiration of this period, preferred stockholders had the option of receiving accumulated dividends, when and if declared by the Board of Directors, in cash (unless prohibited by law or contract) or common stock. At December 31, 2020 cumulative preferred dividends in arrears totaled $16,435,000 ($640,000 of which related to the year ended December 31, 2020). On May 15, 1997 preferred dividends accrued through April 25, 1995 totaling $4,260,000 were paid in the form of 2,000,203 shares of common stock.

As of December 31, 2020 and 2019, the preferred stock is callable or redeemable at the option of the Company at $4.00 per share plus accrued and unpaid dividends. In addition, the preferred stock will be entitled to preference of $4.00 per share plus accrued and unpaid dividends in the event of liquidation of the Company.

At December 31, 2020 and 2019, the Company had reserved 3,756,000 common shares for the conversion of preferred stock.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) (continued)

12.
Quarterly Results:

There were no significant transactions in the fourth quarter of 2020.

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

During the year ended December 31, 2020 the Company paid $125,000 of accrued interest for the related party collateralized convertible debentures. There were no payments of interest in the year ended December 31, 2019.

The remaining accrued interest is $52,790,000 and $52,915,000 as of December 31, 2020 and 2019.

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
7.
Handle day-to-day accounting requirements

In addition, the Company receives office space, telephone service and computer service from LREC. A fee of $2,800 per month was accrued in 2020 and 2019. The Company made payments of $33,600 to LREC in 2020 and 2019 for accounting service fees. There were no accrued accounting service fees as of December 31, 2020 and 2019.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) (continued)

14.
Related Party Transactions (continued):

The Company has a Management Consulting Agreement with LREC. As a consultant to the Company and in addition to the above services, LREC provides other services including, but not limited to, strategic planning, marketing and financing as requested by the Company. In consideration for these consulting services, the Company pays LREC a quarterly consulting fee of one-tenth of one percent of the carrying value of the Company’s assets, plus reasonable out-of-pocket expenses. As of December 31, 2020 and 2019, the carrying value of the Company’s assets was approximately $95,000 and $336,000 respectively. Consulting fees were $1,000 and $2,000 in 2020 and 2019, respectively.

In 1985 a corporation owned by the former Chairman of the Board and his family made an uncollateralized loan to the Company, which at December 31, 2020 and 2019 had an outstanding principal balance of $176,000 plus accrued interest of $486,000 and $477,000, totaling an outstanding balance of $662,000 and $653,000, respectively. Interest accrued on this loan was $10,000 and $13,000 in 2020 and 2019, respectively.

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

The estimated fair values of the Company’s financial instruments are as follows:

	2020		2019
	($ in thousands)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash	$81	$81	$309	$309
Accounts payable	3	3	-	-
Debt	9,223	-	9,361	-

PGI INCORPORATED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) (continued)

16.
Loss Per Share:

The following is a summary of the calculations used in computing basic and diluted loss per share:

	2020	2019
	($ in thousands, except share data)
Numerator:
Net Loss	$(1,105)	$(1,568)
Preferred Dividends	(640)	(640)
Loss Available to Common Shareholders	$(1,745)	$(2,208)

Denominator:
Basic and Diluted
Weighted average amount of shares outstanding	5,317,758	5,317,758

Loss per share
Basic	$(0.33)	$(0.42)
Diluted	$(0.33)	$(0.42)

17.
Subsequent Events:

Management has evaluated subsequent events from the balance sheet date through March 31, 2021 and has determined that no material subsequent events exist.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company’s independent registered public accounting firm, BKD, declined to stand for re-engagement subsequent to the audit for fiscal year ended December 31, 2018 (“Fiscal 2018”). The Form 10-K for Fiscal 2018 was filed on February 25, 2019. There were no disagreements with BKD on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

In April 2019, the Company engaged the accounting firm of Milhouse & Neal, LLP as independent accountants for the fiscal year ended December 31, 2019. Due to the inactive status of the Company and its diminishing financial resources, the Company elected not to engage the accounting firm of Milhouse & Neal, LLP to perform a review for the fiscal year ended December 31, 2020.

Item 9A.    Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) under the supervision and with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of the Company. Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020. There have been no changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ending December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concludes that, as of December 31, 2020, the Company’s internal control over financial reporting is effective.

Item 9B.    Other Information

Not Applicable

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance.

The following information, regarding executive officers and directors of the Company, is as of March 31, 2021.

Name and Age	Position with Company and Business Experience During the Last Five Years
Laurence A. Schiffer (age 81)
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

Andrew S. Love (age 77)
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

Neither Mr. Schiffer nor Mr. Love has any outstanding equity awards at December 31, 2020. The Company does not have a compensation plan or individual compensation arrangement under which its equity securities may be issued.

Neither Mr. Schiffer nor Mr. Love received fees from any source directly attributable to their services as directors of the Company during 2020.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below provides certain information as of March 31, 2021 regarding the beneficial ownership of the Common Stock and the Class A cumulative convertible preferred stock (the “Preferred Stock”) by each person known by the Company to be the beneficial owner of more than five percent of either the Common Stock or the Preferred Stock, each director of the Company (which persons are also the Company’s only executive officers), and by virtue of the foregoing, the directors and executive officers of the Company as a group.

			Percent of Total
Name (8)	Common Stock	Preferred Stock	Common Stock (1)	Preferred Stock	Percent of Total Voting Power (1)
Estate of Harold Vernon	998,777(1)(2)	-	18.8%	-	13.7%
Mary Anne Johns Trust	-(2)(3)	125,000(3)	-(3)	6.3%	5.0%
Love Investment Company	2,260,706(4)	1,875,000(4)	42.5%	93.8%	56.5%
Andrew S. Love	2,263,215(5)	1,875,000(5)	42.6%	93.8%	56.5%
Laurence A. Schiffer	2,263,215(6)	1,875,000(6)	42.6%	93.8%	56.5%
All executive officers and directors as a group (2 persons)	2,263,215(7)	1,875,000(7)	42.6%	93.8%	56.5%

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

As of December 31, 2020, the Company did not have a compensation plan or individual compensation arrangement under which its equity securities may be issued.

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

During the year ended December 31, 2020 the Company paid $125,000 of accrued interest for the related party collateralized convertible debentures. There were no payments of interest in the year ended December 31, 2019.

The remaining accrued interest is $52,790,000 and $52,915,000 as of December 31, 2020 and 2019.

PGIP is owned and managed by Hallmark Investment Corporation. Messrs. Love and Schiffer are directors and executive officers of HIC and own 90% of all the issued and outstanding voting stock of HIC.

The Company maintains its administration and accounting offices with the offices of LREC in St. Louis, Missouri. LREC, a Missouri Corporation, is owned by LIC, and is located at 212 South Central Avenue, St. Louis, Missouri 63105. A fee of $2,800 per month was accrued in 2020 and 2019 and the Company made payments of $33,600 to LREC in 2020 and 2019, for the services described in the next paragraph. There were no accrued accounting service fees as of December 31, 2020 and 2019.

The following is a list of services provided by LREC during 2020:

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

The Company has a Management Agreement with LREC. As a consultant to the Company and in addition to the services listed on the previous page, LREC provides other services including, but not limited to, strategic planning, marketing, and financing as requested by the Company. In consideration for these consulting services, the Company pays LREC a quarterly consulting fee of one-tenth of one percent of the book value of the Company’s assets, plus reasonable out-of-pocket expenses. As of December 31, 2020 and 2019, the book value of the Company’s assets was $95,000 and $336,000. Consulting fees were $1,000 and $2,000 in 2020 and 2019, respectively. The Management Agreement will continue in effect until terminated upon 90 days prior written notice by a majority vote of the Company’s directors.

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

Item 14.    Principal Accountant Fees and Services

Accounting review services and tax fees were rendered by Milhouse & Neal, LLP, the principal accountant of the Company, for the years ended December 31, 2020 and 2019 as follows:

	2020	2019
	($ in thousands)
Review fees	$12	$24
Tax fees	4	-
	$16	$24

Audit and tax fees were rendered in 2019 by BKD, LLP for the fiscal year ended December 31, 2018 as follows:

2019
($ in thousands)
Audit Fees	$38
Tax fees	5
Other fees	5
$48

Audit related fees are comprised of administrative fees related to the audit of the financial statements.

Review related fees are comprised of administrative fees related to the review of the financial statements.

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

The Company’s independent registered public accounting firm, BKD, LLP, declined to stand for re-engagement subsequent to the audit for Fiscal 2018. The Form 10-K for Fiscal 2018 was filed on February 25, 2019.

In April 2019, the Company engaged the accounting firm of Milhouse & Neal, LLP as independent accountants for the fiscal year ended December 31, 2019. Due to the inactive status of the Company and its diminishing financial resources, the Company elected not to engage the accounting firm of Milhouse & Neal, LLP to perform a review for the fiscal year ended December 31, 2020.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

1.
The following financial statements and the report of independent registered public accounting firm are filed as part of this Report:

a.
Report of Independent Registered Public Accounting Firm
b.
Consolidated Statements of Financial Position as of December 31, 2020 and 2019
c.
Consolidated Statements of Operations for the Years Ended December 31, 2020 and 2019
d.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019
e.
Consolidated Statements of Stockholders' Deficiency for the Years Ended December 31, 2020 and 2019
f.
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

10.4	Consulting Agreement between PGI Incorporated and Love Real Estate Company, dated as of March 25, 1987 (filed as Exhibit 10.7 to the 1986 Form 10-K).

11.	See Note 16 to the consolidated financial statements.

13.	Inapplicable.

14.	Inapplicable (See discussion regarding code of ethics under Item 10. of this Form 10-K).

16.	Inapplicable.

18.	Inapplicable.

21.	Subsidiaries of the Registrant, filed herein.

22.	Inapplicable.

23.	Inapplicable.

24.	Inapplicable.

31(i).1	Principal Executive Officer certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, filed herein.

31(i).2	Principal Financial Officer certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, filed herein.

32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein.

32.2	Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein.

33.	Not applicable.

34.	Not applicable.

35.	Not applicable.

95.	Not applicable.

99.	Not applicable.

100.	Not applicable.

101.	Instance Document, Schema Document, Calculation Linkbase Document, Labels Linkbase Document, Presentation Linkbase Document and Definition Linkbase Document.*

*Furnished with this report.

Item 16.    Form 10-K Summary

Not applicable.

PGI INCORPORATED AND SUBSIDIARIES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PGI INCORPORATED (Registrant)

Date: March 31, 2021	By:	/s/ Laurence A. Schiffer
Laurence A. Schiffer, President
(Duly Authorized Officer and Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Andrew S. Love	Chairman of the Board Secretary	March 31, 2021
Andrew S. Love

/s/Laurence A. Schiffer		March 31, 2021
Laurence A. Schiffer	Vice Chairman of the Board, President, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer