Form 10-Q
period 2021-03-31
PGI INC
filed 2021-05-14
CIK 81157

FORM 10- Q
U.S SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of May 14, 2021, there were 5,317,758 shares of the registrant’s common stock, $.10 par value per share, outstanding.

PGI INCORPORATED AND SUBSIDIARIES

Form 10 – Q
For the Quarter Ended March 31, 2021

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
($ in thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
ASSETS
Cash	$64	$81
Land inventory	14	14
	$78	$95
LIABILITIES
Accounts payable and accrued expenses	$158	$160
Accrued real estate taxes	2	4
Accrued interest:
Subordinated convertible debentures payable	28,478	28,137
Convertible debentures payable-related party	52,790	52,790
Notes payable	3,465	3,450
Credit agreements:
Notes payable	1,198	1,198
Subordinated convertible debentures payable	8,025	8,025
	94,116	93,764
STOCKHOLDERS' DEFICIENCY
Preferred stock, par value $1.00 per share;
authorized 5,000,000 shares; 2,000,000
Class A cumulative convertible shares issued
and outstanding; (liquidation preference of
$8,000 plus unpaid cumulative dividends of $16,595)	2,000	2,000
Common stock, par value $.10 per share;
authorized 25,000,000 shares; 5,317,758
shares issued and outstanding	532	532
Paid-in capital	13,498	13,498
Accumulated deficit	(110,068)	(109,699)
	(94,038)	(93,669)
	$78	$95

See accompanying notes to Condensed Consolidated Financial Statements.

Part I  Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
($ in thousands, except per share data)

	Three Months Ended
	March 31,	March 31,
	2021	2020

REVENUES	$-	$-

COSTS AND EXPENSES
Interest	356	355
Taxes and assessments	1	1
Consulting and accounting-
related party	6	9
Legal and professional	-	30
General and administrative	6	4
	369	399
NET LOSS	$(369)	$(399)

NET LOSS PER SHARE(*)
AVAILABLE TO COMMON
STOCKHOLDERS-Basic and diluted	$(0.10)	$(0.11)

*Considers the effect of dividends on preferred stock for the three months ended
March 31, 2021 and 2020.

See accompanying notes to Condensed Consolidated Financial Statements.

Part I  Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
($ in thousands)

	Three Months Ended
	March 31,	March 31,
	2021	2020

Net cash used in operating activities	$(17)	$(21)

Net change in cash	(17)	(21)

Cash at beginning of period	81	309

Cash at end of period	$64	$288

See accompanying notes to Condensed Consolidated Financial Statements.

Part I  Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)

Three Months ended March 31, 2021
($ in thousands, except share data)

	Preferred Stock		Common Stock			Accumulated
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Deficit	Total

Balances at 1/1/21	2,000,000	$2,000	5,317,758	$532	$13,498	$(109,699)	$(93,669)

Net Loss	-	-	-	-	-	(369)	(369)
Balances at 3/31/21	2,000,000	$2,000	5,317,758	$532	$13,498	$(110,068)	$(94,038)

Three Months ended March 31, 2020
($ in thousands, except share data)

	Preferred Stock		Common Stock			Accumulated
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Deficit	Total

Balances at 1/1/20	2,000,000	$2,000	5,317,758	$532	$13,498	$(108,594)	$(92,564)

Net Loss	-	-	-	-	-	(399)	(399)
Balances at 3/31/20	2,000,000	$2,000	5,317,758	$532	$13,498	$(108,993)	$(92,963)

See accompanying notes to Condensed Consolidated Financial Statements.

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PGI Incorporated (“PGI”) and its subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10 - Q and therefore do not include all disclosures necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The Company's most recent audited financial statements are for the year ended December 31, 2018. As an Inactive Registrant, the year 2019 was reviewed by independent public accountants. For these years and for many years prior, the Company's independent registered public accounting firm included an explanatory paragraph regarding the Company's ability to continue as a going concern.

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

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2020 filed with the Securities and Exchange Commission.

The Company remains in default under the indentures governing its unsecured subordinated debentures. (See Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 7, 8, and 9 to the Company's consolidated financial statements for the year ended December 31, 2020, as contained in the Company's Annual Report on Form 10 - K).

All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the three months ended March 31, 2021 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2021 or any other interim period.

 PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(2)
Per Share Data

Basic per share amounts are computed by dividing net income (loss), after deducting current period dividends on the Company's preferred stock, by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for the three months ended March 31, 2021 and 2020 was 5,317,758.

Diluted per share amounts are computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and outstanding convertible debentures, if dilutive, into shares of common stock. For the three months ended March 31, 2021 and 2020, the assumed conversion of all outstanding convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

The following is a summary of the calculations used in computing basic and diluted loss per share for the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31,	March 31,
	2021	2020
	($ in thousands,
	except share and per share data)

Net Loss	$(369)	$(399)

Preferred dividends	(160)	(160)

Loss Available to	$(529)	$(559)
Common shareholders

Weighted Average Number
Of Common Shares
Outstanding	5,317,758	5,317,758

Basic and Diluted Loss
Per Common Share	$(0.10)	$(0.11)

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(3)
Statement of Cash Flows

The Financial Accounting Standards Board Accounting Standards Codification Topic No. 230, “Statement of Cash Flows”, requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. There were no payments of interest for the three month periods ended March 31, 2021 and March 31, 2020.

(4)
Land Inventory

Land inventory consisted of

	March 31,	December 31,
	2021	2020
	($ in thousands)
Fully improved land	$14	$14

(5)
Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	March 31,	December 31,
	2021	2020
	($ in thousands)
Accounts payable	$-	$3
Accrued accounting review and
tax preparation expense	4	3
Accrued debenture fees	153	153
Accrued miscellaneous	1	1
	$158	$160

Accrued real estate taxes consisted of:
Current real estate taxes	$2	$4

PGI INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)

(6)
       Credit Agreements: Notes Payable and Subordinated Convertible Debentures Payable

Credit agreements consisted of the following:

	March 31,	December 31,
	2021	2020
	($ in thousands)
Notes payable - $1,176,000 bearing
interest at prime plus 2%,
the remainder non-interest bearing,
all past due	$1,198	$1,198

Subordinated convertible debentures payable:
At 6% interest; due May 1992	8,025	8,025
	8,025	8,025
	$9,223	$9,223

(7)
Income Taxes

At December 31, 2020, the Company had an operating loss carryforward of approximately, $70,080,000 available to reduce future taxable income. These operating losses expire at various dates through 2038.

The following summarizes the temporary differences of the Company at March 31, 2021 and December 31, 2020 at the statutory rate:

	March 31,	December 31,
	2021	2020
	($ in thousands)
Deferred tax asset
Net operating loss carryforward	$17,893	$17,801
Expenses capitalized under IRC 263(a)	37	37
Tax credits (AMT)	57	57
Valuation allowance	(17,987)	(17,895)
Total deferred tax asset	$-	$-

(8)
Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, other than debt, approximates fair value at March 31, 2021 and December 31, 2020 because of the short maturity of those instruments. It was not practicable to estimate the fair value of the Company’s notes payable and its convertible debentures because these debts are in default causing no basis for estimating value by reference to quoted market prices or current rates offered to the Company for debt of the same remaining maturities.

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

As an Inactive Registrant, PGI currently intends to continue to timely file Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K with the Securities and Exchange Commission (the “SEC”). PGI currently intends to include in such Quarterly and Annual Reports all consolidated financial statements required to be included therein pursuant to Regulation S-X. The consolidated financials statements were audited prior to 2019 by BKD, LLP and a review was performed with respect to 2019 by Milhouse & Neal. However, due to its inactive status and diminishing financial resources, the aforementioned consolidated financial statements will not be reviewed or audited by a PCAOB registered public accounting firm. Such disclosure was made on Form 8-K filed with the SEC on July 2, 2020.

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

As of March 31, 2021, the Company remained in default under its subordinated convertible debentures and notes payable, as well as the accrued interest with respect to its collateralized convertible debentures.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

There was no revenue for the three month periods ended March 31, 2021 and 2020.

Expenses for the three month period ended March 31, 2021 decreased by $30,000 when compared to the same period in 2020. This change reflects a $30,000 decrease in legal and professional expenses and a $3,000 decrease in consulting and accounting fees-related party which is offset by an increase of $1,000 in interest expense and an increase of $2,000 in general and administrative expenses.

Interest expense relating to the Company’s outstanding debt, held by non-related parties, increased by $1,000 during the three month period ended March 31, 2021 compared to the same period in 2020. Interest expense relating to the Company’s outstanding debt for the 6% subordinated convertible debentures, increased by $7,000 primarily as a result of interest compounding on past due balances. Interest expense relating to the 6.5% subordinated debentures decreased by $2,000 compared to the same period in 2020. The debentures were surrendered in 2020 with the escheatment to the respective states of the debenture holders In addition, interest expense for notes payable decreased by $4,000 due to a decrease in the average prime interest rate to 3.25% for the three months ended March 31, 2021 compared to 4.42% for the same period in 2020.

Consulting and accounting related party expenses decreased by $3,000 when compared to the same period in 2020 as a result of a decrease in services provided by Love Real Estate Company, an affiliate of Love Investment Company, the Company’s primary preferred stock shareholder.

Legal and professional expenses decreased by $30,000 during the three month period ended March 31, 2021 when compared to the same period in 2020 as follows:

(Decrease)
($ in thousands)
Legal review filing of periodic reports	$(11)
Legal research "going concern" alternatives	(9)
Legal common title matters	(5)
Legal and professional fees environmental remediation	(5)
$(30)

General and administrative expenses during the three month period ended March 31, 2021 increased by $2,000 when compared to the same period in 2020 due to expenses incurred for the Company’s tax return preparation.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company incurred a net loss of $369,000 during the three month period ended March 31, 2021 compared to a net loss of $399,000 for the comparable period in 2020. After deducting preferred dividends, totaling $160,000 for the three month periods ended March 31, 2021 and 2020, with respect to the Class A Preferred Stock, a net loss per share of $(.10) and $(.11) was incurred for three month periods ended March 31, 2021 and 2020,respectively. The total cumulative preferred dividends in arrears with respect to the Class A Preferred Stock through March 31, 2021 is $16,595,000.

Cash Flow Analysis

During the three month period ended March 31, 2021, the Company’s net cash used in operating activities was $17,000 compared to $21,000 for the comparable period in 2020. There was no cash provided from financing or investing activities during the three month periods ended March 31, 2021 and 2020.

Analysis of Financial Condition

Total assets decreased by $17,000 at March 31, 2021 compared to total assets at December 31, 2020, reflecting the following changes:

	March 31,	December 31,	Increase
	2021	2020	(Decrease)
	($ in thousands)
Cash	$64	$81	$(17)
Land inventory	14	14	-
	$78	$95	$(17)

During the three month period ended March 31, 2021, cash decreased by $17,000 compared to December 31, 2020 as a result of the Company funding its administrative costs.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liabilities were $94,116,000 at March 31, 2021 compared to $93,764,000 at December 31, 2020, reflecting the following changes which resulted in an increase of $352,000 of liabilities:

	March 31,	December 31,	Increase
	2021	2020	(Decrease)
	($ in thousands)
Accounts payable and accrued expenses	$158	$160	$(2)
Accrued real estate taxes	2	4	(2)
Accrued interest	84,733	84,377	356
Credit agreements:
Notes payable	1,198	1,198	-
Subordinated convertible
debentures payable	8,025	8,025	-

	$94,116	$93,764	$352

During the three month period ended March 31, 2021, the amount of accounts payable and accrued expenses decreased by $2,000 primarily as a result of timing differences. Accrued real estate taxes decreased by $2,000 during the three month period ended March 31, 2021 due to the payment of a portion of the 2020 accrued real estate taxes in the three month period ended March 31, 2021 and the accrual of real estate taxes for the respective period. Accrued interest during the three month period ended March 31, 2021 increased by $356,000 due to the amount of interest expense for such period. During the three month period ended March 31, 2021, the Company made no interest or principal payments on its outstanding notes payable and subordinated convertible debentures.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company remains in default on the entire principal amount plus interest of its subordinated convertible debentures and notes payable as well as the remaining accrued interest owed with respect to the collateralized convertible debentures.

The principal and accrued interest amounts due as of March 31, 2021 are as indicated in the following table:

	March 31, 2021
	Principal	Accrued
	Amount Due	Interest
	($ in thousands)

Subordinated convertible debentures:
At 6%, due May 1992	$8,025	$28,478

Collateralized convertible debentures-related party:
At 14%, due July 8, 1997	$-	$52,790

Notes payable:
At prime plus 2%, all past due	$1,176	$3,465
Non-interest bearing	22	-
	$1,198	$3,465

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

The Company has discontinued the services of independent registered public accounting firms due to the Company’s diminishing financial resources. For 2019, and many years prior, the accounting firms have included an explanatory paragraph regarding the Company’s ability to continue as a going concern in their reports on the Company’s consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021. There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PGI INCORPORATED (Registrant)

Date: May 14, 2021	By:	/s/ Laurence A. Schiffer
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