Form 10-Q
period 2021-06-30
PGI INC
filed 2021-08-13
CIK 81157

no

FORM 10-Q

U.S SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of August 13, 2021, there were 5,317,758 shares of the registrant’s common stock, $.10 par value per share, outstanding.

PGI INCORPORATED AND SUBSIDIARIES

Form 10 – Q

For the Quarter Ended June 30, 2021

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
($ in thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
ASSETS
Cash	$64	$81
Land inventory	14	14
	$78	$95
LIABILITIES
Accounts payable and accrued expenses	$156	$160
Accrued real estate taxes	3	4
Accrued interest:
Subordinated convertible debentures payable	28,820	28,137
Convertible debentures payable-related party	52,790	52,790
Notes payable	3,481	3,450
Credit agreements:
Notes payable	1,198	1,198
Subordinated convertible debentures payable	8,025	8,025
	94,473	93,764
STOCKHOLDERS' DEFICIENCY
Preferred stock, par value $1.00 per share;
authorized 5,000,000 shares; 2,000,000
Class A cumulative convertible shares issued
and outstanding; (liquidation preference of
$8,000 plus unpaid cumulative dividends of $16,755)	2,000	2,000
Common stock, par value $.10 per share;
authorized 25,000,000 shares; 5,317,758
shares issued and outstanding	532	532
Paid-in capital	13,498	13,498
Accumulated deficit	(110,425)	(109,699)
	(94,395)	(93,669)
	$78	$95

See accompanying notes to Condensed Consolidated Financial Statements.

Part I Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
($ in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
REVENUES
Real estate sales	$10	$-	$10	$-
Other income	4	-	4	-
	14	-	14	-
COSTS AND EXPENSES
Interest	358	353	714	708
Taxes and assessments	2	1	3	2
Consulting and accounting-related party	6	9	12	18
Legal and professional	-	5	-	35
General and administrative	5	10	11	14
	371	378	740	777
NET LOSS	$(357)	$(378)	$(726)	$(777)

NET LOSS PER SHARE(*)
AVAILABLE TO COMMON STOCKHOLDERS-Basic and diluted	$(0.10)	$(0.10)	$(0.20)	$(0.21)

____________

*Considers the effect of dividends on preferred stock for the three and six months ended June 30, 2021 and 2020.

See accompanying notes to Condensed Consolidated Financial Statements.

4

Part I Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
($ in thousands)

	Six Months Ended
	June 30,	June 30,
	2021	2020

Net cash used in operating activities	$(17)	$(75)

Net change in cash	(17)	(75)

Cash at beginning of period	81	309

Cash at end of period	$64	$234

See accompanying notes to Condensed Consolidated Financial Statements.

Part I Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)

Three Months ended June 30, 2021
($ in thousands, except share data)

	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balances at 3/31/21	2,000,000	$2,000	5,317,758	$532	$13,498	$(110,068)	$(94,038)

Net Loss	-	-	-	-	-	(357)	(357)
Balances at 6/30/21	2,000,000	$2,000	5,317,758	$532	$13,498	$(110,425)	$(94,395)

Three Months ended June 30, 2020
($ in thousands, except share data)

	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balances at 3/31/20	2,000,000	$2,000	5,317,758	$532	$13,498	$(108,993)	$(92,963)

Net Loss	-	-	-	-	-	(378)	(378)
Balances at 6/30/20	2,000,000	$2,000	5,317,758	$532	$13,498	$(109,371)	$(93,341)

See accompanying notes to Condensed Consolidated Financial Statements.

Part I Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)

Six Months ended June 30, 2021
($ in thousands, except share data)

	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balances at 1/1/21	2,000,000	$2,000	5,317,758	$532	$13,498	$(109,699)	$(93,669)

Net Loss	-	-	-	-	-	(726)	(726)
Balances at 6/30/21	2,000,000	$2,000	5,317,758	$532	$13,498	$(110,425)	$(94,395)

Six Months ended June 30, 2020
($ in thousands, except share data)

	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balances at 1/1/20	2,000,000	$2,000	5,317,758	$532	$13,498	$(108,594)	$(92,564)

Net Loss	-	-	-	-	-	(777)	(777)
Balances at 6/30/20	2,000,000	$2,000	5,317,758	$532	$13,498	$(109,371)	$(93,341)

See accompanying notes to Condensed Consolidated Financial Statements.

PGI INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PGI Incorporated (“PGI”) and its subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10 - Q and therefore do not include all disclosures necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The Company's most recent audited financial statements are for the year ended December 31, 2018. As an Inactive Registrant, the year 2019 was reviewed by independent public accountants. For these years and for many years prior, the Company’s independent registered public accounting firm included an explanatory paragraph regarding the Company's ability to continue as a going concern.

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

All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the three and six months ended June 30, 2021 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2021 or any other interim period.

PGI INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

(2) Per Share Data

Basic per share amounts are computed by dividing net income (loss), after deducting current period dividends on the Company's preferred stock, by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for the three and six months ended June 30, 2021 and 2020 was 5,317,758.

Diluted per share amounts are computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and outstanding convertible debentures, if dilutive, into shares of common stock. For the three and six months ended June 30, 2021 and 2020, the assumed conversion of all outstanding convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

The following is a summary of the calculations used in computing basic and diluted loss per share for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
	($ in thousands, except share and per share data)

Net Loss	$(357)	$(378)	$(726)	$(777)

Preferred dividends	(160)	(160)	(320)	(320)

Loss Available to Common shareholders	$(517)	$(538)	$(1,046)	$(1,097)

Basic and Diluted
Weighted Average Number Of Common Shares Outstanding	5,317,758	5,317,758	5,317,758	5,317,758

Basic and Diluted Loss
Per Common Share	$(0.10)	$(0.10)	$(0.20)	$(0.21)

PGI INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

(3) Statement of Cash Flows

The Financial Accounting Standards Board Accounting Standards Codification Topic No. 230, “Statement of Cash Flows”, requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. There were no payments of interest for the six month periods ended June 30, 2021 and 2020.

(4) Land Inventory

Land inventory consisted of

	June 30,	December 31,
	2021	2020
	($ in thousands)
Fully improved land	$14	$14

(5) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	June 30,	December 31,
	2021	2020
	($ in thousands)
Accounts payable	$-	$3
Accrued tax preparation expense	2	3
Accrued debenture fees	153	153
Accrued miscellaneous	1	1
	$156	$160

Accrued real estate taxes consisted of:
Current real estate taxes	$3	$4

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

(7) Income Taxes

At December 31, 2020, the Company had an operating loss carryforward of approximately $70,080,000available to reduce future taxable income. These operating losses expire at various dates through 2038.

The following summarizes the temporary differences of the Company at June 30, 2021 and December 31, 2020 at the statutory rate:

	June 30,	December 31,
	2021	2020
	($ in thousands)
Deferred tax asset
Net operating loss carryforward	$17,983	$17,801
Expenses capitalized under IRC 263(a)	37	37
Tax credits (AMT)	57	57
Valuation allowance	(18,077)	(17,895)
Total deferred tax asset	-	-

(8) Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, other than debt, approximates fair value at June 30, 2021 and December 31, 2020 because of the short maturity of those instruments. It was not practicable to estimate the fair value of the Company’s notes payable and its convertible debentures because these debts are in default causing no basis for estimating value by reference to quoted market prices or current rates offered to the Company for debt of the same remaining maturities.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note

The Company’s remaining land inventory consists of 6 single family lots, an approximate 7 acre parcel and some other minor parcels of real estate consisting of easements in Citrus County Florida, which are owned through its wholly owned subsidiary, Sugarmill Woods, Inc. (“Sugarmill Woods”). In addition, Punta Gorda Isles Sales, Inc. (“PGIS”), a wholly owned subsidiary of the Company, owns 11 parcels of real estate in Charlotte County, Florida, which in total approximates 58 acres. These parcels have limited value because of associated developmental constraints such as wetlands, easements, and/or other obstacles to development and sale.

In early 2019, the Board of Directors of PGI concluded that it meets all conditions under which a registrant may be deemed an “Inactive Entity” as that term is defined or contemplated in Regulation S-X 3-11 and as the term “Inactive Registrant” is further contemplated in the Securities and Exchange Commission’s Division of Corporation Finance’s Financial Reporting Manual section 1320.2. Under Regulation 3-11 of Regulation S-X, the financial statements required thereunder with respect to an Inactive Registrant for purposes of reports pursuant to the Securities Exchange Act of 1934, including but not limited to annual reports on Form 10-K, may be unaudited. A representative of PGI informally discussed its view that PGI is an Inactive Registrant with a staff member of the Chief Accountant’s Office in the Division of Corporation Finance in February 2019.

As an Inactive Registrant, PGI currently intends to continue to timely file Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K with the Securities and Exchange Commission (the “SEC”). PGI currently intends to include in such Quarterly and Annual Reports all consolidated financial statements required to be included therein pursuant to Regulation S-X. The consolidated financial statements were audited prior to 2019 by BKD, LLP (“BKD”) and a review was performed with respect to 2019 by Milhouse & Neal, LLP. However, due to its inactive status and diminishing financial resources, the aforementioned consolidated financial statements will not be reviewed or audited by a PCAOB registered public accounting firm for periods after 2019. Such disclosure was made on Form 8-K filed with the SEC on July 2, 2020.

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

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

PGI has been an SEC registrant for over 40 years. As the Company reviews its circumstances, it has met the conditions as an Inactive Registrant since 2017. As an Inactive Registrant, PGI anticipates it will continue to provide comprehensive updates through its SEC filings.

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

As of June 30, 2021, the Company remained in default under its subordinated convertible debentures and notes payable, as well as the remaining balance of accrued interest with respect to its collateralized convertible debentures.

Results of Operations

Revenue for the three months ended June 30, 2021 was $14,000 compared to no revenue for the comparable 2020 period. Revenue for the three months ended June 30, 2021 consisted of real estate sales of $10,000 due to the sale of an environmentally sensitive parcel of land for which the Company has no cost basis and $4,000 of other revenue received for a settlement claim from over 30 years ago when the Company was operating as a home builder.

Expenses for the three month period ended June 30, 2021 decreased by $7,000 when compared to the same period in 2020 as follows:

Increase
(Decrease)
($ in thousands)
Interest	$5
Taxes and Assessments	1
Consulting and accounting-related party	(3)
Legal and professional	(5)
General and administrative	(5)
$(7)

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense relating to the Company’s outstanding debt, held by non-related parties, increased by $5,000 during the three month period ended June 30, 2021 compared to the same period in 2020. Interest expense relating to the Company’s outstanding debt for the 6% subordinated convertible debentures, increased by $7,000 primarily as a result of interest compounding on pas due balances. Interest expense relating to the 6.5% subordinated debentures decreased by $2,000 compared to the same period in 2020. The debentures were surrendered in 2020 with the escheatment to the respective states of debenture holders.

Taxes and assessments expense increased by $1,000 during the three month period ended June 30, 2021 compared to the same period in 2020 due to the delayed payment or non-payment of real estate taxes in 2021. In 2020 the Company utilized early payment discounts for the real estate tax assessments.

Consulting and accounting related party expenses decreased by $3,000 during the three month period ended June 30, 2021 compared to the same period in 2020 as a result of a decrease in services provided by Love Real Estate Company, an affiliate of Love Investment Company, the Company’s primary preferred stock shareholder.

Legal and professional expenses decreased by $5,000 during the three month period ended June 30, 2021 when compared to the same period in 2020 due to a $2,000 decrease in legal and professional fees relating to legal research for “going concern” alternatives and a $3,000 decrease relating to environmental remediation professional fees incurred in the three month period ended June 30, 2020.

General and administrative expenses during the three month period ended June 30, 2021 decreased by $5,000 when compared to the same period in 2020 due to expenses incurred for the Company’s tax return preparation incurred in the three month period ended June 30, 2020.

The Company incurred a net loss of $357,000 during the three month period ended June 30, 2021 compared to a net loss of $378,000 for the comparable period in 2020. After deducting preferred dividends, totaling $160,000 for the three month periods ended June 30, 2021 and 2020, with respect to the Class A Preferred Stock, a net loss per share of $(.10) was incurred for the three month periods ended June 30, 2021 and 2020, respectively. The total cumulative preferred dividends in arrears with respect to the Class A Preferred Stock through June 30, 2021 is $16,755,000.

Revenue for the six months ended June 30, 2021 was $14,000 compared to no revenue for the comparable 2020 period. Revenue for the six months ended June 30, 2021 consisted of real estate sales of $10,000 due to the sale of an environmentally sensitive parcel of land for which the Company has no cost basis and $4,000 of other revenue received for a settlement claim from over 30 years ago when the Company was operating as a home builder.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Expenses for the six month period ended June 30, 2021 decreased by $37,000 when compared to the same period in 2020 as follows:

Increase
(Decrease)
($ in thousands)
Interest	$6
Taxes and Assessments	1
Consulting and accounting-related party	(6)
Legal and professional	(35)
General and administrative	(3)
$(37)

Interest expense relating to the Company’s current outstanding debt, held by non-related parties, increased by $6,000 during the six month period ended June 30, 2021 compared to the same period in 2020. Interest expense relating to the Company’s outstanding debt for the 6% subordinated debentures, increased by $14,000 primarily as a result of interest compounding on pas due balances. Interest expense relating to the 6.5% subordinated debentures decreased by $4,000 compared to the same period in 2020. The debentures were surrendered in 2020 with the escheatment to the respective states of debenture holders. In addition, interest expense for notes payable decreased by $4,000 due to a decrease in the average prime interest rate to 3.25% for the six month period ended June 30, 2021 compared to 3.84% for the same period in 2020.

Taxes and assessments expense increased by $1,000 during the six month period ended June 30, 2021 compared to the same period in 2020 due to the delayed payment or non-payment of real estate taxes in 2021. In 2020 the Company utilized early payment discounts for the real estate tax assessments.

Consulting and accounting related party expenses decreased by $6,000 during the six month period ended June 30, 2021 compared to the same period in 2020 as a result of a decrease in services provided by Love Real Estate Company, an affiliate of Love Investment Company, the Company’s primary preferred stock shareholder.

Legal and professional expenses decreased by $35,000 during the six month period ended June 30, 2021 when compared to the same period in 2020 due to decreases as follows:

(Decrease)
($ in thousands)
Legal review filing of periodic reports	$(11)
Legal research "going concern" alternatives	(11)
Legal common title matters	(5)
Legal and professional fees environmental remediation	(8)
$(35)

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and administrative expenses during the six month period ended June 30, 2021 decreased by $3,000 when compared to the same period in 2020 due to expenses incurred for the Company’s tax return preparation incurred in the six month period ended June 30, 2020.

The Company incurred a net loss of $726,000 during the six month period ended June 30, 2021 compared to a net loss of $777,000 for the comparable period in 2020. After deducting preferred dividends, totaling $320,000 for the six month periods ended June 30, 2021 and 2020, with respect to the Class A Preferred Stock, a net loss per share of $(.20) and $(.21) was incurred for the six month periods ended June 30, 2021 and 2020, respectively.

Cash Flow Analysis

During the six month period ended June 30, 2021, the Company’s net cash used in operating activities was $17,000 compared to $75,000 for the comparable period in 2020. There was no cash provided by or used in financing or investing activities during the six month periods ended June 30, 2021 and 2020.

Analysis of Financial Condition

Total assets decreased by $17,000 at June 30, 2021 compared to total assets at December 31, 2020, reflecting the following changes:

	June 30,	December 31,
	2021	2020	(Decrease)
		($ in thousands)
Cash	$64	$81	$(17)
Land inventory	14	14	-
	$78	$95	$(17)

During the six month period ended June 30, 2021, cash decreased by $17,000, compared to December 31, 2020 as a result of the Company funding its administrative costs.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liabilities were approximately $94,473,000 at June 30, 2022 compared to approximately $93,764,000 at December 31, 2020, reflecting the following changes which resulted in an increase of $507,000 of liabilities:

	June 30,	December 31,	Increase
	2021	2020	(Decrease)
		($ in thousands)
Accounts payable and accrued expenses	$156	$160	$(4)
Accrued real estate taxes	3	4	(1)
Accrued interest	85,091	84,377	714
Credit agreements:			-
Notes payable	1,198	1,198	-
Subordinated convertible debentures payable	8,025	8,025	-

	$94,473	$93,764	$709

During the six month period ended June 30, 2021, the amount of accounts payable and accrued expenses decreased by $4,000 primarily as a result of timing differences. Accrued real estate taxes decreased by $3,000 during the six month period ended June 30, 2021 due to the payment of a portion of the 2020accrued real estate taxes in the six month period ended June 30, 2021 and the accrual of real estate taxes for the respective period. Accrued interest during the six month period ended June 30, 2021 increased by $714,000 due to the amount of interest for such period. During the six month period ended June 30, 2021, the Company made no interest or principal payments on its outstanding notes payable and subordinated convertible debentures.

The Company remains in default on the entire principal amount plus interest of its subordinated convertible debentures and notes payable as well as the remaining accrued interest owed with respect to the collateralized convertible debentures.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The principal and accrued interest amounts due as of June 30, 2021 are as indicated in the following table:

	June 30, 2021
	Principal	Accrued
	Amount Due	Interest
	($ in thousands)
Subordinated convertible debentures:
At 6%, due May 1992	$8,025	$28,820

Collateralized convertible debentures-related party:
At 14%, due July 8, 1997	$-	$52,790

Notes payable:
At prime plus 2%, all past due	$1,176	$3,481
Non-interest bearing	22	-
	$1,198	$3,481

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021. There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PGI INCORPORATED (Registrant)

Date: August 13, 2021	By:	/s/Laurence A. Schiffer
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

___________

* Furnished with this report.

