Form 10-Q
period 2021-09-30
PGI INC
filed 2021-11-15
CIK 81157

FORM 10-Q

U.S SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of November 15, 2021, there were 5,317,758 shares of the registrant’s common stock, $.10 par value per share, outstanding.

PGI INCORPORATED AND SUBSIDIARIES

Form 10 – Q

For the Quarter Ended September 30, 2021

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
($ in thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
ASSETS
Cash	$50	$81
Land inventory	14	14
	$64	$95
LIABILITIES
Accounts payable and accrued expenses	$157	$160
Accrued real estate taxes	4	4
Accrued interest:
Subordinated convertible debentures payable	29,165	28,137
Convertible debentures payable-related party	52,790	52,790
Notes payable	3,496	3,450
Credit agreements:
Notes payable	1,198	1,198
Subordinated convertible debentures payable	8,025	8,025
	94,835	93,764
STOCKHOLDERS' DEFICIENCY
Preferred stock, par value $1.00 per share; authorized 5,000,000 shares; 2,000,000 Class A cumulative convertible shares issued and outstanding; (liquidation preference of $8,000 plus unpaid cumulative dividends of $16,915)	2,000	2,000
Common stock, par value $.10 per share; authorized 25,000,000 shares; 5,317,758 shares issued and outstanding	532	532
Paid-in capital	13,498	13,498
Accumulated deficit	(110,801)	(109,699)
	(94,771)	(93,669)
	$64	$95

See accompanying notes to Condensed Consolidated Financial Statements.

Part I Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
($ in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
REVENUES
Real estate sales	$-	$-	$10	$-
Other income	-	2	4	2
	-	2	14	2
COSTS AND EXPENSES
Interest	360	354	1,074	1,062
Forgiveness of debt and interest	-	(410)	-	(410)
Taxes and assessments	1	1	4	3
Consulting and accounting-related party	6	8	18	26
Legal and professional	1	1	1	36
General and administrative	8	6	19	20
	376	(40)	1,116	737
NET LOSS	$(376)	$42	$(1,102)	$(735)

NET LOSS PER SHARE(*) AVAILABLE TO COMMON STOCKHOLDERS-Basic and diluted	$(0.10)	$(0.02)	$(0.30)	$(0.23)

*Considers the effect of dividends on preferred stock for the three and nine months ended September 30, 2021 and 2020.

See accompanying notes to Condensed Consolidated Financial Statements.

4

Part I Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
($ in thousands)

	Nine Months Ended
	September 30,	September 30,
	2021	2020

Net cash used in operating activities	$(31)	$(215)

Net change in cash	(31)	(215)

Cash at beginning of period	81	309

Cash at end of period	$50	$94

See accompanying notes to Condensed Consolidated Financial Statements.

Part I Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)

Three Months ended September 30, 2021
($ in thousands, except share data)

	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balances at 6/30/21	2,000,000	$2,000	5,317,758	$532	$13,498	$(110,425)	$(94,395)

Net Loss	-	-	-	-	-	(376)	(376)
Balances at 9/30/21	2,000,000	$2,000	5,317,758	$532	$13,498	$(110,801)	$(94,771)

Three Months ended September 30, 2020
($ in thousands, except share data)

	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balances at 6/30/20	2,000,000	$2,000	5,317,758	$532	$13,498	$(109,371)	$(93,341)

Net Loss	-	-	-	-	-	42	42
Balances at 9/30/20	2,000,000	$2,000	5,317,758	$532	$13,498	$(109,329)	$(93,299)

See accompanying notes to Condensed Consolidated Financial Statements.

Part I Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)

Nine Months ended September 30, 2021
($ in thousands, except share data)

	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balances at 1/1/21	2,000,000	$2,000	5,317,758	$532	$13,498	$(109,699)	$(93,669)

Net Loss	-	-	-	-	-	(1,102)	(1,102)
Balances at 9/30/21	2,000,000	$2,000	5,317,758	$532	$13,498	$(110,801)	$(94,771)

Nine Months ended September 30, 2020
($ in thousands, except share data)

	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balances at 1/1/20	2,000,000	$2,000	5,317,758	$532	$13,498	$(108,594)	$(92,564)

Net Loss	-	-	-	-	-	(735)	(735)
Balances at 9/30/20	2,000,000	$2,000	5,317,758	$532	$13,498	$(109,329)	$(93,299)

See accompanying notes to Condensed Consolidated Financial Statements.

PGI INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PGI Incorporated (“PGI”) and its subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10 - Q and therefore do not include all disclosures necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The Company’s most recent audited financial statements are for the year ended December 31, 2018. As an Inactive Registrant, the year 2019 was reviewed by independent public accountants. For these years and for many years prior, the Company’s independent registered public accounting firm included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

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

The Company’s major efforts and activities have been, and continue to be, to sell the remaining assets of the Company, to repay its indebtedness, and to pay administrative costs of the Company. The potential values of the land parcels held for sale have been difficult to assess. The Company will seek to realize full market value for each remaining asset, the amounts realized may be at substantial variance from its present financial statement carrying value. Certain of these assets may be of so little value and marketability that the Company may elect not to pay the real estate taxes on selected parcels, which may eventually result in a de facto liquidation of such property by subjecting such property to a tax sale. In management’s judgement, the remaining assets will be insufficient to satisfy much, if any, of the outstanding indebtedness and there will be no recoveries by the shareholders. Consequently, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

The Company remains in default under the indentures governing its unsecured subordinated debentures. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 7, 8, and 9 to the Company’s consolidated financial statements for the year ended December 31, 2020, as contained in the Company’s Annual Report on Form 10 - K).

All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2021 or any other interim period.

PGI INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

(2)	Per Share Data

Basic per share amounts are computed by dividing net income (loss), after deducting current period dividends on the Company’s preferred stock, by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for the three and nine months ended September 30, 2021 and 2020 was 5,317,758.

Diluted per share amounts are computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and outstanding convertible debentures, if dilutive, into shares of common stock. For the three and nine months ended September 30, 2021 and 2020, the assumed conversion of all outstanding convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

The following is a summary of the calculations used in computing basic and diluted loss per share for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
	($ in thousands, except share and per share data)

Net Income (Loss)	$(376)	$42	$(1,102)	$(735)

Preferred dividends	(160)	(160)	(480)	(480)

Loss Available to	$(536)	$(118)	$(1,582)	$(1,215)
Common shareholders

Basic and Diluted
Weighted Average Number
Of Common Shares
Outstanding	5,317,758	5,317,758	5,317,758	5,317,758

Basic and Diluted Loss
Per Common Share	$(0.10)	$(0.02)	$(0.30)	$(0.23)

PGI INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

(3)	Statement of Cash Flows

The Financial Accounting Standards Board Accounting Standards Codification Topic No. 230, “Statement of Cash Flows”, requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. There were no payments of interest for the nine month periods ended September 30, 2021 and 2020.

(4)	Land Inventory

Land inventory consisted of

	September 30,	December 31,
	2021	2020
	($ in thousands)
Fully improved land	$14	$14

(5)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	September 30,	December 31,
	2021	2020
	($ in thousands)
Accounts payable	$-	$3
Accrued tax preparation expense	3	3
Accrued debenture fees	153	153
Accrued miscellaneous	1	1
	$157	$160

Accrued real estate taxes consisted of:
Current real estate taxes	$3	$4
Delinquent real estate taxes	1	-
	$4	$4

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

At December 31, 2020, the Company had an operating loss carryforward of approximately $70,080,000 available to reduce future taxable income. These operating losses expire at various dates through 2038.

The following summarizes the temporary differences of the Company at September 30, 2021 and December 31, 2020 at the statutory rate:

	September 30,	December 31,
	2021	2020
	($ in thousands)
Deferred tax asset
Net operating loss carryforward	$18,077	$17,801
Expenses capitalized under IRC 263(a)	37	37
Tax credits (AMT)	57	57
Valuation allowance	(18,171)	(17,895)
Total deferred tax asset	-	-

(8)	Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, other than debt, approximates fair value at September 30, 2021 and December 31, 2020 because of the short maturity of those instruments. It was not practicable to estimate the fair value of the Company’s notes payable and its convertible debentures because these debts are in default causing no basis for estimating value by reference to quoted market prices or current rates offered to the Company for debt of the same remaining maturities.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note

The Company’s remaining land inventory consists of 6 single family lots, an approximate 7 acre parcel and some other minor parcels of real estate consisting of easements in Citrus County Florida, which are owned through its wholly owned subsidiary, Sugarmill Woods, Inc. (“Sugarmill Woods”). The single family lots and the 7 acre parcel in Citrus County have been listed for sale with a real estate agent. Subsequent to September 30, 2021, three of the single family lots were sold and PGI realized approximately $60,000. In addition, Punta Gorda Isles Sales, Inc. (“PGIS”), a wholly owned subsidiary of the Company, owns 11 parcels of real estate in Charlotte County, Florida, which in total approximates 58 acres. These parcels have limited value because of associated developmental constraints such as wetlands, easements, and/or other obstacles to development and sale.

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

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

PGI has been an SEC registrant for over 40 years. The Company has filed with the SEC as an Inactive Registrant since 2017.

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

As of September 30, 2021, the Company remained in default under its subordinated convertible debentures and notes payable, as well as the remaining balance of accrued interest with respect to its collateralized convertible debentures.

Results of Operations

There was no revenue for the three month period ended September 30, 2021 compared to revenue of $2,000 for the three month period ended September 30, 2020. Revenue for the three months ended September 30, 2020 represents other income from a lot lien receivable recovery recorded in previous years which had been fully provided for cancellation.

Expenses for the three month period ended September 30, 2021 increased by $416,000 when compared to the same period in 2020 as follows:

Increase
(Decrease)
($ in thousands)
Interest	$6
Non-recurrence of forgiveness of debt and interest	410
Consulting and accounting-related party	(2)
General and administrative	2
$416

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense relating to the Company’s outstanding debt, held by non-related parties, increased by $6,000 during the three month period ended September 30, 2021 compared to the same period in 2020. Interest expense relating to the Company’s outstanding debt for the 6% subordinated convertible debentures, increased by $7,000 primarily as a result of interest compounding on past due balances. Interest expense relating to the 6.5% subordinated debentures decreased by $1,000 compared to the same period in 2020. The debentures were surrendered in 2020 with the escheatment to the respective states of debenture holders.

There was no forgiveness of debt and interest for the three months ended September 30, 2021 compared to $410,000 for the three month period ended September 30, 2020. The forgiveness of debt and interest in the three months ended September 30, 2020 is attributed to the 6.25% subordinated debentures which matured in June, 1991. The debentures were escheated to the states of the respective debenture holders.

Consulting and accounting related party expenses decreased by $2,000 during the three month period ended September 30, 2021 compared to the same period in 2020 as a result of a decrease in services provided by Love Real Estate Company, an affiliate of Love Investment Company, the Company’s primary preferred stock shareholder.

General and administrative expenses during the three month period ended September 30, 2021 increased by $2,000 when compared to the same period in 2020 due to expenses incurred with listing the single family lots and the 7 acre parcel in Citrus County for sale.

The Company incurred a net loss of $376,000 during the three month period ended September 30, 2021 compared to net income of $42,000 for the comparable period in 2020. After deducting preferred dividends, totaling $160,000 for the three month periods ended September 30, 2021 and 2020, with respect to the Class A Preferred Stock, a net loss per share of $(.10) and $(.02) was incurred for the three month periods ended September 30, 2021 and 2020, respectively. The total cumulative preferred dividends in arrears with respect to the Class A Preferred Stock through September 30, 2021 is $16,915,000.

Revenue for the nine months ended September 30, 2021 increased by $12,000 to $14,000 from $2,000 for the comparable period in 2020. Real estate sales increased by $10,000 in 2021 due to the sale of an environmentally sensitive parcel of land for which the Company has no cost basis. Other income for the nine months ended September 30, 2021 increased by $2,000 to $4,000 from $2,000 for the comparable period in 2020. Other revenue of $4,000 for the nine months ended September 30, 2021 represents income from a settlement claim from over 30 years ago when the Company was operating as a home builder.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Expenses for the nine month period ended September 30, 2021 decreased by $379,000 when compared to the same period in 2020 as follows:

Increase
(Decrease)
($ in thousands)
Interest	$12
Non-recurrence of forgiveness of debt and interest	410
Taxes and Assessments	1
Consulting and accounting-related party	(8)
Legal and professional	(35)
General and administrative	(1)
$379

Interest expense relating to the Company’s current outstanding debt, held by non-related parties, increased by $12,000 during the nine month period ended September 30, 2021 compared to the same period in 2020. Interest expense relating to the Company’s outstanding debt for the 6% subordinated debentures, increased by $22,000 primarily as a result of interest compounding on past due balances. Interest expense relating to the 6.5% subordinated debentures decreased by $6,000 compared to the same period in 2020. The debentures were surrendered in 2020 with the escheatment to the respective states of debenture holders. In addition, interest expense for notes payable decreased by $4,000 due to a decrease in the average prime interest rate to 3.25% for the nine month period ended September 30, 2021 compared to 3.64% for the same period in 2020.

Taxes and assessments expense increased by $1,000 during the nine month period ended September 30, 2021 compared to the same period in 2020 due to the delayed payment or non-payment of real estate taxes in 2021. In 2020 the Company utilized early payment discounts for the real estate tax assessments.

Consulting and accounting related party expenses decreased by $8,000 during the nine month period ended September 30, 2021 compared to the same period in 2020 as a result of a decrease in services provided by Love Real Estate Company, an affiliate of Love Investment Company, the Company’s primary preferred stock shareholder.

Legal and professional expenses decreased by $35,000 during the nine month period ended September 30, 2021 when compared to the same period in 2020.

General and administrative expenses during the nine month period ended September 30, 2021 decreased by $1,000 when compared to the same period in 2020 primarily due to a $3,000 decrease in expenses incurred for the Company’s tax return preparation. The $3,000 decrease is offset by a $2,000 increase in expenses incurred with listing the single family lots and the 7 acre parcel in Citrus County for sale.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company incurred a net loss of $1,102,000 during the nine month period ended September 30, 2021 compared to a net loss of $737,000 for the comparable period in 2020. After deducting preferred dividends, totaling $480,000 for the nine month periods ended September 30, 2021 and 2020, with respect to the Class A Preferred Stock, a net loss per share of $(.20) and $(.23) was incurred for the nine month periods ended September 30, 2021 and 2020, respectively.

Cash Flow Analysis

During the nine month period ended September 30, 2021, the Company’s net cash used in operating activities was $31,000 compared to $215,000 for the comparable period in 2020. The 2020 cash used in operating activities includes $125,000 of interest paid to the collateralized convertible debenture holders. There was no cash provided by or used in financing or investing activities during the nine month periods ended September 30, 2021 and 2020.

Analysis of Financial Condition

Total assets decreased by $31,000 at September 30, 2021 compared to total assets at December 31, 2020, reflecting the following changes:

	September 30,	December 31,
	2021	2020	(Decrease)
		($ in thousands)
Cash	$50	$81	$(31)
Land inventory	14	14	-
	$64	$95	$(31)

During the nine month period ended September 30, 2021, cash decreased by $31,000, compared to December 31, 2020 as a result of the Company paying its administrative costs.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liabilities were approximately $94,835,000 at September 30, 2022 compared to approximately $93,764,000 at December 31, 2020, reflecting the following changes which resulted in an increase of $1,071,000 of liabilities:

	September 30,	December 31,	Increase
	2021	2020	(Decrease)
		($ in thousands)
Accounts payable and accrued expenses	$157	$160	$(3)
Accrued real estate taxes	4	4	-
Accrued interest	85,451	84,377	1,074
Credit agreements:			-
Notes payable	1,198	1,198	-
Subordinated convertible
debentures payable	8,025	8,025	-

	$94,835	$93,764	$1,071

During the nine month period ended September 30, 2021, the amount of accounts payable and accrued expenses decreased by $3,000 primarily as a result of timing differences. Accrued interest during the nine month period ended September 30, 2021 increased by $1,074,000 due to the amount of interest for such period. During the nine month period ended September 30, 2021, the Company made no interest or principal payments on its outstanding notes payable and subordinated convertible debentures.

The Company remains in default on the entire principal amount plus interest of its subordinated convertible debentures and notes payable as well as the remaining accrued interest owed with respect to the collateralized convertible debentures.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The principal and accrued interest amounts due as of September 30, 2021 are as indicated in the following table:

	September 30, 2021
	Principal	Accrued
	Amount Due	Interest
	($ in thousands)
Subordinated convertible debentures:
At 6%, due May 1992	$8,025	$29,165

Collateralized convertible debentures-related party:
At 14%, due July 8, 1997	$-	$52,790

Notes payable:
At prime plus 2%, all past due	$1,176	$3,496
Non-interest bearing	22	-
	$1,198	$3,496

The Company does not have sufficient funds available (after payment of, or the reserving for the payment of, anticipated future administrative expenses) to satisfy the principal or interest obligations on the above debentures and notes payable or any arrearage in preferred dividends.

The Company remains totally dependent upon the sale of parcels of its various remaining properties with respect to its ability to make any future debt service payments. Subsequent to September 30, 2021, the Company sold three single family lots and realized approximately $60,000.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021. There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PGI INCORPORATED AND SUBSIDIARIES

PART II Other Information

Item 1. Legal Proceedings

The Company, to its knowledge, currently is not a party to any material legal proceedings.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

See discussion in Item 2 of Part I with respect to defaults under the Company’s subordinated convertible debentures, collateralized convertible debentures and other indebtedness and with respect to cumulative preferred dividends in arrears, which discussions are incorporated herein by this reference.

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

PGI INCORPORATED
(Registrant)

Date: November 15, 2021	By:	/s/Laurence A. Schiffer
Laurence A. Schiffer President (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

PGI INCORPORATED AND SUBSIDIARIES

EXHIBIT INDEX

2.	Inapplicable.

3.(i)	Inapplicable.

3.(ii)	Inapplicable.

4.	Inapplicable.

10.	Inapplicable.

11.	Statement re: Computation of Per Share Earnings (Set forth in Note 2 of the Notes to Condensed Consolidated Financial Statements (Unaudited) herein).

15	Inapplicable.

18.	Inapplicable.

19.	Inapplicable.

22.	Inapplicable.

23.	Inapplicable.

24.	Inapplicable.

31(i).1	Principal Executive Officer certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31(i).2	Principal Financial Officer certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350.

95.	Inapplicable.

99.	Inapplicable.

100.	Inapplicable.

101.	Instance Document, Schema Document, Calculation Linkbase Document, Labels Linkbase Document, Presentation Linkbase Document and Definition Linkbase Document.*

* Furnished with this report.

