Form 10-K
period 2021-12-31
PGI INC
filed 2022-03-31
CIK 81157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021 cannot be determined.  See Item 5 of Form 10-K.

The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of March 31, 2022, 5,317,758 shares of Common Stock, par value $.10 per share, were outstanding.

PGI INCORPORATED AND SUBSIDIARIES

FORM 10 – K  -  2021

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

The Company’s remaining land inventory consists of two single family lots, an approximate 7 acre parcel and some other minor parcels of real estate consisting of easements in Citrus County, Florida, which are owned through its wholly owned subsidiary, Sugarmill Woods, Inc. (“Sugarmill Woods”). The single family lots and the 7 acre parcel in Citrus County have been listed for sale with a real estate agent and they are all under contract for sale for approximately $225,000.  In 2021, four single family lots were sold and Sugarmill Woods realized approximately $80,000.  In addition, sale proceeds were received by PGI for an environmentally sensitive parcel of land for which there was no cost basis.  Punta Gorda Isles Sales, Inc. (“PGIS”), a wholly owned subsidiary of the Company, owns 12 parcels of real estate in Charlotte County, Florida, which total approximately 58 acres, but these parcels have limited value because of associated developmental constraints such as wetlands, easements, and/or other obstacles to development and sale.

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

Item 1. Business (continued)

As an Inactive Registrant, PGI currently intends to continue to timely file Annual Reports on Forms 10-K with the Securities and Exchange Commission (the “SEC”), including this Form 10-K, as well as Quarterly Reports on Forms 10-Q and any other required reports. PGI currently intends to include in such Annual Reports all annual consolidated financial statements required to be included therein pursuant to Regulation S-X. The consolidated financial statements were audited prior to 2019 by BKD, LLP and a review was performed with respect to 2019 by Milhouse & Neal. However, due to its inactive status and diminishing financial resources, the aforementioned consolidated financial statements have not been reviewed or audited by a Public Company Accounting Oversight Board (“PCAOB”) registered public accounting firm for the year 2021 and 2020.

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

PGI has been a SEC registrant for over 40 years.  As the Company reviews its circumstances, it has met the conditions as an Inactive Registrant since 2017.

The Company, formerly a Florida residential developer, is dormant with less than 70 acres of remaining landholdings, much of which has little value due to various restrictions. The Company’s consolidated financial statements show it has a Stockholders’ Deficiency of $95.1 million as of December 31, 2021.  BKD, LLP (“BKD”), the Company’s PCAOB registered public accounting firm until the date the Company filed its Form 10-K for Fiscal 2018 which was February 25, 2019, expressed a “going concern” opinion with respect to the Company for its Fiscal 2018 financial statements and had expressed such opinions for many years previously.  PGI has had no trading of its securities in many years.  Contracts for sale of the 7 acre parcel and two other single family lots are signed for sale proceeds of approximately $225,000.  Any future real estate transactions by the Company will be limited, uncertain as to timing and as to value.  Ultimately, PGI expects that proceeds from sales of its remaining real estate, if any, will provide some minimal recoveries for PGI’s senior debtholders.

AVAILABLE INFORMATION

                We file annual and quarterly reports and file or furnish current reports (including any exhibits or amendments to those reports) and other information with the SEC. These materials may also be accessed through the SEC’s website (www.sec.gov).

Item 1. Business (continued)

OTHER

As of December 31, 2021, the Company had no employees, and all services provided to the Company are through contract services.

The Company’s website address is www.pgiincorporated.com. Information included on our website does not constitute part of this document.

Item 1A. Risk Factors

            Not Applicable

Item 1B. Unresolved Staff Comments

            Not Applicable

Item 2. Properties

            The Company’s remaining land inventory consists of two single family lots, an approximate 7 acre parcel (which are all under contract for sale for approximately $225,000) and some other minor parcels of real estate consisting of easements in Citrus County, Florida, which are owned through its wholly owned subsidiary, Sugarmill Woods.  In addition, PGIS, a wholly owned subsidiary of the Company, owns 12 parcels of real estate in Charlotte County, Florida, which total approximately 58 acres, but these parcels have limited value because of associated developmental constraints such as wetlands, easements, and/or other obstacles to development and sale.  The Company continues its efforts to dispose of all of its real estate.

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

No dividends have ever been paid on the Common Stock, and payment of dividends on the Common Stock is restricted under the terms of the two indentures (one of which matured on June 1, 1991 and the other on May 1, 1992) pursuant to which the Company’s outstanding subordinated convertible debentures were issued and by the terms of the Company’s preferred stock.  As of December 31, 2021, to the Company’s knowledge, there were 542 holders of record of the Company’s Common Stock and 317 debenture holders.

Item 6. Selected Financial Data

Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The liabilities of the Company exceed the reported value of its assets. Management’s efforts and activities have been, and continue to be, to sell assets of the Company to repay its indebtedness and to pay administrative expenditures in keeping an inactive company in existence.  The aggregate remaining land inventory is less than 68 acres, consisting of multiple parcels located in two Florida counties. These parcels have limited value because of associated development constraints such as wetlands, easements and other obstacles to development and sale. At December 31, 2021 the carrying value of the land inventory was $10,000. The Company is seeking to realize full market value for such land.  However, certain land parcels may be of so little value and marketability that the Company may elect not to pay the real estate taxes on selected parcels, which may eventually result in a de facto liquidation of such property by subjecting such property to a tax sale.

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

As an Inactive Registrant, PGI currently intends to continue to timely file Annual Reports on Forms 10-K with the SEC, including this Form 10-K, as well as Quarterly Reports on Forms 10-Q and any other required reports. PGI currently intends to include in such Annual Reports all annual consolidated financial statements required to be included therein pursuant to Regulation S-X. The consolidated financial statements were audited prior to 2019 by BKD, LLP and a review was performed with respect to 2019 by Milhouse & Neal.  However, due to its inactive status and diminishing financial resources, the aforementioned consolidated financial statements have not been reviewed or audited by a PCAOB registered public accounting firm for the year 2021 and 2020.

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

PGI Has been a SEC registrant for over 40 years.  As the Company reviews its circumstances, it has met the conditions as an Inactive Registrant since 2017.

The Company, formerly a Florida residential developer, is dormant with less than 68 acres of remaining landholdings, much of which has little value due to various restrictions. The Company’s consolidated financial statements show it has a Stockholders’ Deficiency of $95.1 million as of December 31, 2021.  BKD, the Company’s PCAOB registered public accounting firm until the date the Company filed its Form 10-K for Fiscal 2018 which was February 25, 2019, expressed a “going concern” opinion with respect to the Company for its Fiscal 2018 financial statements and had expressed such opinions for many years previously.  PGI has had no trading of its securities in many years.  Any future real estate transactions by the Company will be limited, uncertain as to timing and as to value.  Ultimately, PGI expects that proceeds from sales of its remaining real estate, if any, will provide some minimal recoveries for PGI’s senior debtholders.

The Company’s financial statement indebtedness includes its 6.0% subordinated convertible debentures which matured in May, 1992, with a remaining face amount of $8,025,000; and various notes payable, with a remaining face amount of $1,198,000.

The cumulative amount due for the 6% subordinated convertible debentures which matured in May 1992, includes the face amount of $8,025,000 plus accrued interest of $29,512,000 as of December 31, 2021.  The subordinated convertible debentures have been in payment default for over twenty-five years.  It is unclear whether any action on behalf of the bondholders is presently likely, given the negative net worth of the Company and continuing passage of time.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Revenues

Revenues for the year ended December 31, 2021 increased by $92,000 to $94,000 compared to revenues of $2,000 for the year ended December 31, 2020 primarily as a result of real estate sales of $90,000 in 2021. There were no sales of real estate in 2020.  Other income increased by $2,000 to $4,000 compared to other income of $2,000 for the year ended December 31, 2020.  Other income in 2021 represents income from a settlement claim from over 30 years ago when the Company was operating as a home builder.  Other income in 2020 represents recoveries of lot lien receivables which had been fully provided for cancellation.

Costs and Expenses

Costs and expenses for the year ended December 31, 2021 decreased by $399,000 when compared to the same period in 2020 as follows:

			Increase
	2021	2020	(Decrease)
		($ in thousands)
COSTS, EXPENSES AND OTHER
Cost of real estate sales	$15	$-	$15
Interest expense	1,437	1,417	20
Forgiveness of debt and interest	-	(410)	410
Taxes and assessments	5	5	-
Consulting and accounting-
related party	24	34	(10)
Legal and professional	1	36	(35)
General and administrative	24	25	(1)
	$1,506	$1,107	$399

The cost of real estate sales for the year ended December 31, 2021 increased by $15,000 compared to the year ended December 31, 2020, solely as a result of costs and expenses incurred in connection with sales of real estate in 2021.  There was no such expense for the comparable period in 2020 because there were no sales of real estate during such period.

Interest expense relating to the Company’s current outstanding debt held by non-related parties, increased by $20,000 during the year ended December 31, 2021 compared to the year ended December 31, 2020.  Interest expense relating to the Company’s outstanding debt for subordinated convertible debentures, increased by $23,000 during the year ended December 31, 2021 primarily as a result of interest accruing on past due balances which increased at various intervals throughout the year for accrued but unpaid interest.  This increase was offset by a $3,000 decrease in interest expense for notes payable due to a decrease in the average prime interest rate of 3.25% for 2021 compared to 3.54% for 2020.

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

During the year ended December 31, 2020, the remaining balance of the reserve fund of $13,000 was disbursed in escheatment to the states of the respective debenture holders.  The remaining debentures with a face amount of $138,000 were surrendered with the escheatment of respective funds to the states of the debenture holders.  Accordingly, the Company has recognized $125,000 in forgiveness of debt during the year ended December 31, 2020.  In addition, accrued interest of $285,000 on such debentures that are considered surrendered was recorded as forgiveness of interest expense during the year ended December 31, 2020.  There were no debentures surrendered or escheated in 2021.

Taxes and assessments were $5,000 during the years ended December 31, 2021 and 2020.

Consulting and accounting expense was $24,000 and $34,000 for the years ended December 31, 2021 and 2020, respectively.  Accounting service fees paid to Love Real Estate Company (“LREC”), an affiliate of LIC, decreased by $10,000 in 2021 compared to 2020 due to a decrease in accounting services with the Company not being reviewed by a PCAOB registered public accounting firm effective with the March 31, 2020 periodic filing with the SEC.  In addition, a quarterly consulting fee is paid to LREC of one-tenth of one percent of the carrying value of the Company’s assets.

Legal and professional expenses decreased by $35,000 during the year ended December 31, 2021 when compared to the same period in 2020 as follows:

Increase
(Decrease)
($ in thousands)
Legal common title matters	$(6)
Legal going concern alternatives	(9)
Legal and professional fees environmental remediation	(8)
Legal review filing of periodic reports	(12)
$(35)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and administrative expenses decreased by $1,000 during the year ended December 31, 2021 compared to 2020 primarily due to a decrease in the quarterly consulting fees paid to LREC.  The Company pays LREC a quarterly consulting fee of one-tenth of one percent of the carrying value of the Company’s assets which have been consistently decreasing.

The net loss was $1,412,000 ($.39 per share loss) for the year ended December 31, 2021 compared to a net loss of $1,105,000 ($.33 per share loss) for the year ended December 31, 2020.  Included in the 2021 and 2020 loss per share computation is $640,000 ($.12 per share of Common Stock) of annual cumulative preferred stock dividends in arrears.

FINANCIAL CONDITION

Total assets decreased by $241,000 at December 31, 2021 compared to total assets at December 31, 2020 reflecting the following changes:

			Increase
	2021	2020	(Decrease)
	($ in thousands)
Cash	$58	$81	$(23)
Land Inventory	10	14	(4)
	$68	$95	$(27)

Net cash used in operating activities was $23,000 for the year ended December 31, 2021 compared to cash used in operations of $228,000 for the year ended December 31, 2020.  Net cash used in operations consists of cash received from operations less cash expended for operations.

Cash received from operations during the year ended December 31, 2021 was $94,000, which represents $90,000 from real estate sales and $4,000 in miscellaneous income from a settlement claim from when the Company was operating as a home builder.  Cash received from operations in the year ended December 31, 2020 was $2,000, which represents miscellaneous income from a recovery of a lot lien receivable which had been fully provided for cancellation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash expended for operations during the year ended December 31, 2021 was $117,000 which represents a decrease of $113,000 compared to cash expended for operations of $230,000 in the year ended December 31, 2020.

Increase
(Decrease)
($ in thousands)
Cost of real estate sales paid	$10
Interest - related party paid	(75)
Taxes and assessments paid	5
Consulting and accounting-related party paid	(11)
Legal and professional paid	(37)
General and administrative paid	(5)
$(113)

The decrease of $75,000 in payments of interest for accrued related party interest is a result of interest paid on collateralized debt of $50,000 in the year ended December 31, 2021 compared to $125,000 in 2020.

Liabilities were $95,149,000 at December 31, 2021 compared to $93,764,000 at December 31, 2020, reflecting the following changes:

			Increase
	2021	2020	(Decrease)
	($ in thousands)
Accounts payable and accrued expenses	$157	$160	$(3)
Accrued real estate taxes	5	4	1
Accrued interest	33,024	31,587	1,437
Accrued interest-related party	52,740	52,790	(50)
Notes payable	1,198	1,198	-
Convertible subordianted debentures payable	8,025	8,025	-
	$95,149	$93,764	$1,385

Accounts payable and accrued expenses decreased by $3,000 at December 31, 2021, compared to December 31, 2020, primarily as a result of timing differences.

Accrued real estate taxes increased by $1,000 at December 31, 2021 compared to December 31, 2020 due to the accrual of penalties and interest on delinquent real estate taxes.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Accrued interest increased by $1,387,000 at December 31, 2021 compared to December 31, 2020 reflecting changes in the following accrued interest categories:

			Increase
	2021	2020	(Decrease)
	($ in thousands)
Convertible subordinated debentures	$29,512	$28,137	$1,375
Convertible debentures-related party	52,740	52,790	(50)
Notes Payable	3,512	3,450	62
	$85,764	$84,377	$1,387

The increase in accrued interest of $1,375,000 relating to the convertible subordinated debentures represents interest expense for the year ended December 31, 2021.  The accrued interest relating to convertible subordinated debentures increased due to the additional accrual of interest and no payment of previously accrued interest on the Company’s debentures (see Note 8 to the consolidated financial statements under Item 8).  The notes payable and convertible subordinated debentures, including accrued interest, are past due.

The decrease in accrued interest of $50,000 for the related party convertible debentures is due to the payment of accrued interest on the collateralized convertible debentures during the year ended December 31, 2021.  The remaining balance of accrued interest on the collateralized convertible debentures is $52,740,000.

The increase of $62,000 of accrued interest relating to the Company’s other outstanding debt represents interest expense for the year ended December 31, 2021.  The notes payable and convertible subordinated debentures, including accrued interest, are past due.

The Company’s stockholders’ deficiency increased to $95,081,000 at December 31, 2021 from a $93,669,000 stockholders’ deficiency at December 31, 2020, reflecting the 2021 net loss of $1,412,000.

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

Forward Looking Statements

The discussion set forth in this Item 7, as well as other portions of this Form 10-K, may contain forward-looking statements.  Such statements are based upon the information currently available to management of the Company and management’s perception thereof as of the date of the Form 10-K.  When used in this Form 10-K, words such as “anticipates,” “estimates,” “believes,” “appears”, “expects,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  Such state-ments are subject to risks and uncertainties.  Actual results of the Company’s operations could materially differ from those forward-looking statements.  The differences could be caused by a number of factors or combination of factors including, but not limited to:  changes in the real estate market in Florida and the counties in which the Company owns any property; the overall national economy and financial markets; institution of legal action by the bondholders for collection of any amounts due under the subordinated convertible debentures (notwithstanding the Company’s belief that at least a portion of such actions might be barred under applicable statute of limitations); changes in management strategy; and other factors set forth in reports and other documents filed by the Company with the Securities and Exchange Commission from time to time.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk.

            Not Applicable

Item 8. Financial Statements and Supplementary Data

Auditor Firm ID – 123

Auditor Name – None

Auditor Location - None

PGI INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMEMENTS OF FINANCIAL POSITION (UNAUDITED)

December 31, 2021 and 2020

($ in thousands, except share data)

	2021	2020

ASSETS
Cash	$58	$81
Land Inventory (Note 4)	10	14
	$68	$95

LIABILITIES
Accounts payable and accrued expenses (Note 5)	$157	$160
Accrued real estate taxes (Note 5)	5	4
Accrued Interest:
Subordinated convertible debentures (Note 7)	29,512	28,137
Convertible debentures-related party (Note 8)	52,740	52,790
Notes Payable (Note 6)	3,512	3,450
Credit Agreements:
Notes payable (Note 6)	1,198	1,198
Subordinated convertible debentures payable (Note 7)	8,025	8,025
	95,149	93,764
Commitments and Contingencies (Note 12)	-	-

STOCKHOLDERS' DEFICIENCY
Preferred stock, par value $1.00 per share; authorized 5,000,000 shares; 2,000,000 Class A cumulative convertible shares issued and outstanding; (liquidation preference of $8,000,000 and cumulative dividends) (Note 10)	2,000	2,000

Common stock, par value $0.10 per share; authorized 25,000,000 shares; 5,317,758 shares issued and outstanding (Note 10)	532	532

Paid-in capital	13,498	13,498
Accumulated deficit	(111,111)	(109,699)
	(95,081)	(93,669)
	$68	$95

See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Years ended December 31, 2021 and 2020

($ in thousands, except per share data)

	2021	2020
Revenues:
Real Estate Sales	$90	$-
Miscellaneous income	4	2
	94	2

Costs and expenses:
Cost of real estate sales	15	-
Interest	1,437	1,417
Forgiveness of Debt and interest	-	(410)
Taxes and assessments	5	5
Consulting and accounting-related party	24	34
Legal and professional	1	36
General and administrative	24	25
	1,506	1,107

Net Loss	$(1,412)	$(1,105)

Net Loss Per Share Available to Common Stockholders Basic and Diluted (Note 15)	$(0.39)	$(0.33)

See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Years ended December 31, 2021 and 2020

($ in thousands)

	2021	2020
Cash flows from operating activites:

Cash received from operations:

Real estate sales	$90	$-
Miscellaneous income	4	2
	94	2
Cash expended for operations:

Cost of real estate sales	10	-
Interest - related party	50	125
Taxes and assessments	5	-
Consulting and accounting-related party	24	35
Legal and professional	1	38
General and administrative	27	32
	117	230

Net cash flows used in operating activities	(23)	(228)

Net change in cash	(23)	(228)

Cash at beginning of year	81	309
Cash at end of year	$58	$81

See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

Years ended December 31, 2021 and 2020

($ in thousands)

	2021	2020

Reconciliation of net loss to net cash used in operating activities:

Net loss	$(1,412)	$(1,105)

Adjustments to reconcile net loss to net cash used in operating activities:

Forgiveness of debt & interest	-	(410)

Decrease in assets:
Land inventory	4

Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(3)	(9)
Accrued real estate taxes	1	4
Accrued interest	1,387	1,292

Net cash flows used in operating activities	$(23)	$(228)

See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)

Year ended December 31, 2021

($ in thousands, except share data)

	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balances at 1/1/21	2,000,000	$2,000	5,317,758	$532	$13,498	$(109,699)	$(93,669)

Net Loss	-	-	-	-	-	(1,412)	(1,412)
Balances at 12/31/21	2,000,000	$2,000	5,317,758	$532	$13,498	$(111,111)	$(95,081)

Year ended December 31, 2020

($ in thousands, except share data)

	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balances at 1/1/20	2,000,000	$2,000	5,317,758	$532	$13,498	$(108,594)	$(92,564)

Net Loss	-	-	-	-	-	(1,105)	(1,105)
Balances at 12/31/20	2,000,000	$2,000	5,317,758	$532	$13,498	$(109,699)	$(93,669)

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

The Company has a significant accumulated deficit and is in default on its convertible subordinated debentures and notes payable (Notes 6 and 7).

The Company’s major efforts and activities have been, and continue to be, to sell assets of the Company to repay its indebtedness and to pay administrative expenditures in keeping an inactive company in existence.  The aggregate remaining land inventory is less than 68 acres, consisting of multiple parcels located in Florida counties.  These parcels have limited value because of associated developmental constraints such as wetlands, easements and other obstacles to development and sale. The potential values of the land parcels held for sale have been difficult to assess as the remaining land inventory is difficult to sell and difficult to value. While the Company will seek to realize full market value for each remaining asset, the amounts realized may be at substantial variance from its present financial statement carrying value.   Certain of these assets may be of so little value and marketability that the Company may elect not to pay the real estate taxes on selected parcels, which may eventually result in a de facto liquidation of such property by subjecting such property to a tax sale.

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

3.Real Estate Sales and Other Income:

Revenues totaled $94,000 for the year ended December 31, 2021 compared to revenues of $2,000 for the year ended December 31, 2020.

Real estate sales and cost of sales consisted of:

	2021	2020
	($ in thousands)
Real estate sales	$90	$-
Cost of sales	15	-
Gross profit margin	$75	$-

PGI INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) (continued)

3. Real Estate Sales and Other Income (continued):

Other income totaled $4,000 for the year ended December 31, 2021 compared to $2,000 for the year ended December 31, 2020.  Other income in 2021 represents income from a settlement claim from when the Company was operating as a home builder.  Other income in 2020 represents recoveries of lot lien receivables which had been fully provided for cancellation.

4. Land Inventory:

Land inventory consisted of:

	2021	2020
	($ in thousands)
Fully improved land	$10	$14
	$10	$14

5. Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consisted of:

	2021	2020
	($ in thousands)
Accounts payable	$-	$3
Accrued audit, review and tax expense	3	3
Accrued debenture fees	153	153
Accrued miscellaneous	1	1
	$157	$160

Accrued Real Estate Taxes:

Accrued real estate taxes consisted of:

	2021	2020
	($ in thousands)
Current	$4	$4
Delinquent	1	-
	5	4

PGI INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) (continued)

6. Notes Payable:

Notes payable consisted of the following:

	2021	2020
	($ in thousands)
Notes Payable-
At prime plus 2%, due October 1, 1985	$176	$176
At prime plus 2%, due October 1, 1987	1,000	1,000
Non-interest bearing, due August 1, 1993	22	22
	$1,198	$1,198

The prime rate at December 31, 2021 and 2020, was 3.25%, respectively.

The overall weighted-average interest rate for the Company’s credit agreements with its notes and mortgages was approximately 5.15% and 5.44% at December 31, 2021 and 2020, respectively.

Accrued interest on notes payable consisted of the following:

	2021	2020
	($ in thousands)
Notes Payable-
At prime plus 2%, due October 1, 1985	$496	$486
At prime plus 2%, due October 1, 1987	3,016	2,964
	$3,512	$3,450

All of the outstanding notes payable including accrued interest are past due.

7. Subordinated Convertible Debentures Payable:

Subordinated debentures payable consisted of:

	2021	2020
	($ in thousands)
6%, due May, 1992	$8,025	$8,025

Since issuance, $152,000 of the 6% debentures have been converted into common stock.  This conversion feature is no longer in effect.

The Company is in default on the 6% subordinated convertible debentures which totals $8,025,000 in principal plus accrued and unpaid interest of $29,512,000 and $28,137,000 as of December 31, 2021 and 2020, respectively.

PGI INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) (continued)

7. Subordianted Convertible Debentures Payable (continued):

The debentures are not collateralized and are subordinate to senior indebtedness ($1,198,000 at December 31, 2021 and 2020).  Payment of dividends on the Company’s common stock is restricted under the terms of the two indentures pursuant to which the outstanding debentures are issued.

To maximize the amounts realized for the debt holders, the Company has been and intends to continue to seek buyers for the remaining landholdings.  No assurances are offered regarding the timing of or the values to be realized from future land sales.

8.Convertible Debentures Payable:

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

During the years ended December 31, 2021 and 2020 the Company paid $50,000 and $125,000, respectively of accrued interest for the related party collateralized convertible debentures.

The remaining accrued interest is $52,740,000 and $52,790,000 as of December 31, 2021 and 2020.

PGI INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) (continued)

9. Income Taxes:

            Reconciliation of the statutory federal income tax rates, 21% for the years ended December 31, 2021 and 2020, to the Company’s effective income tax rates follows:

	2021		2020
	($ in thousands)
		Percent of		Percent of
	Amount of tax	Pre-tax Loss	Amount of tax	Pre-tax Loss
Expected tax credit	$(297)	21.0%	$(234)	21.0%
State income taxes, net of
federal tax benefits	(56)	4.0%	(45)	4.0%
Decrease in environmental
liability	-	0.0%	-	0.0%
Increase (decrease) in valuation
allowance	353	25.0%	279	25.0%
	$-	0.0%	$-	0.0%

At December 31, 2021, the Company had an operating loss carryforward of approximately $69,349,000, the majority of which will expire at various dates through 2040.

	2021	2020
	($ in thousands)
Deferred tax asset:
Net operating loss carryover	$18,154	$17,801
Expenses capitalized under IRC 263(a)	37	37
Tax credits (AMT)	57	57
Valuation allowance	(18,248)	(17,895)

Net deferred tax asset	$-	$-

The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2018.  It is the Company’s policy to classify interest and penalties related to its tax positions in general and administrative expense in the consolidated statements of operations.

PGI INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) (continued)

10. Capital Stock:

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

The holders of the preferred stock are entitled to one vote per share and, except as provided by law, will vote as one class with the holders of the common stock.  Class A preferred stockholders are also entitled to receive cumulative dividends at the annual rate of $0.32 per share, an effective yield of 8%.  Dividends accrued for an initial two year period and, at the expiration of this period, preferred stockholders had the option of receiving accumulated dividends, when and if declared by the Board of Directors, in cash (unless prohibited by law or contract) or common stock. At December 31, 2021 cumulative preferred dividends in arrears totaled $17,075,000 ($640,000 of which related to the year ended December 31, 2021).  On May 15, 1997 preferred dividends accrued through April 25, 1995 totaling $4,260,000 were paid in the form of 2,000,203 shares of common stock.

As of December 31, 2021 and 2020, the preferred stock is callable or redeemable at the option of the Company at $4.00 per share plus accrued and unpaid dividends.  In addition, the preferred stock will be entitled to preference of $4.00 per share plus accrued and unpaid dividends in the event of liquidation of the Company.

At December 31, 2021 and 2020, the Company had reserved 3,756,000 common shares for the conversion of preferred stock.

11. Quarterly Results:

The Company sold four single family lots in Citrus County, Florida that provided sale proceeds of approximately $80,000 in the fourth quarter of 2021.

12. Commitments and Contingencies:

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

13. Related Party Transactions:

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

During the years ended December 31, 2021 and 2020 the Company paid $50,000 and $125,000, respectively, of accrued interest for the related party collateralized convertible debentures.

The remaining accrued interest is $52,740,000 and $52,790,000 as of December 31, 2021 and 2020.

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
7.	Handle day-to-day accounting requirements

PGI INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) (continued)

13. Related Party Transactions (continued):

In addition, the Company receives office space, telephone service and computer service from LREC. A fee of $2,000 per month was accrued in 2021 and $2,800 in 2020.  The Company made payments of $24,000 and $33,600 to LREC in 2021 and 2020, respectively, for service fees.  The decrease in services in 2021 is due to the Company not being reviewed by a PCAOB registered public accounting firm effective with the March 31, 2020 periodic filing with the SEC. There were no accrued accounting service fees as of December 31, 2021 and 2020.

The Company has a Management Consulting Agreement with LREC.  As a consultant to the Company and in addition to the above services, LREC provides other services including, but not limited to, strategic planning, marketing and financing as requested by the Company.  In consideration for these consulting services, the Company pays LREC a quarterly consulting fee of one-tenth of one percent of the carrying value of the Company’s assets, plus reasonable out-of-pocket expenses.  As of December 31, 2021 and 2020, the carrying value of the Company’s assets was approximately $68,000 and $95,000 respectively.  Consulting fees were $300 and $1,000 in 2021 and 2020, respectively.

In 1985 a corporation owned by the former Chairman of the Board and his family made an uncollateralized loan to the Company, which at December 31, 2021 and 2020 had an outstanding principal balance of $176,000 plus accrued interest of $496,000 and $486,000, totaling an outstanding balance of $672,000 and $663,000, respectively.  Interest accrued on this loan was $9,000 and $10,000 in 2021 and 2020, respectively.

PGI INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) (continued)

14. Fair Value of Financial Instruments:

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

The estimated fair values of the Company’s financial instruments are as follows:

	2021		2020
	($ in thousands)
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash	$58	$58	$81	$81
Accounts payable	-	-	3	3
Debt	9,223	-	9,223	-

PGI INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) (continued)

15. Loss Per Share:

The following is a summary of the calculations used in computing basic and diluted loss per share:

	2021	2020
	($ in thousands, except share data)
Numerator:
Net Loss	$(1,412)	$(1,105)
Preferred Dividends	(640)	(640)
Loss Available to Common Shareholders	$(2,052)	$(1,745)

Denominator:
Basic and Diluted
Weighted average amount of shares outstanding	5,317,758	5,317,758

Loss per share
Basic	$(0.39)	$(0.33)
Diluted	$(0.39)	$(0.33)

16. Subsequent Events:

Management has evaluated subsequent events from the balance sheet date through March 31, 2022 and has determined that no material subsequent events exist.

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

In April 2019, the Company engaged the accounting firm of Milhouse & Neal, LLP as independent accountants for the fiscal year ended December 31, 2019.  Due to the inactive status of the Company and its diminishing financial resources, the Company elected not to engage the accounting firm of Milhouse & Neal, LLP to perform a review for the fiscal year ended December 31, 2021 and 2020.

Item 9A. Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) under the supervision and with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of the Company.  Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.  There have been no changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ending December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment, management concludes that, as of December 31, 2021, the Company’s internal control over financial reporting is effective.

Item 9B. Other Information

Not Applicable

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following information, regarding executive officers and directors of the Company, is as of March 31, 2022.

Name and Age	Position with Company and Business Experience During the Last Five Years

Laurence A. Schiffer (age 82)

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

Andrew S. Love (age 78)

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

Neither Mr. Schiffer nor Mr. Love has any outstanding equity awards at December 31, 2021.  The Company does not have a compensation plan or individual compensation arrangement under which its equity securities may be issued.

Neither Mr. Schiffer nor Mr. Love received fees from any source directly attributable to their services as directors of the Company during 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below provides certain information as of March 31, 2022 regarding the beneficial ownership of the Common Stock and the Class A cumulative convertible preferred stock (the “Preferred Stock”) by each person known by the Company to be the beneficial owner of more than five percent of either the Common Stock or the Preferred Stock, each director of the Company (which persons are also the Company’s only executive officers), and by virtue of the foregoing, the directors and executive officers of the Company as a group.

					Percent of Total		Percent of
	Common		Preferred		Common	Preferred	Total Voting
Name(8)	Stock		Stock		Stock (1)	Stock	Power (1)
Estate of Harold Vernon	998,777	(1)(2)	-		18.8%	-	13.7%
Mary Anne Johns Trust	-	(2)(3)	125,000	(3)	- (3)	6.3%	5.0%
Love Investment Company	2,260,706	(4)	1,875,000	(4)	42.5%	93.8%	56.5%
Andrew S. Love	2,263,215	(5)	1,875,000	(5)	42.6%	93.8%	56.6%
Laurence A. Schiffer	2,263,215	(6)	1,875,000	(6)	42.6%	93.8%	56.6%
All executive officers and directors
as a group (2 persons)	2,263,215	(7)	1,875,000	(7)	42.6%	93.8%	56.6%

34

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

As of December 31, 2021, the Company did not have a compensation plan or individual compensation arrangement under which its equity securities may be issued.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company’s primary preferred shareholder is LIC which is primarily owned and managed by Andrew S. Love and Laurence A. Schiffer.  Messrs. Love and Schiffer serve as the executive officers and directors of the Company.  See also Note 13 to the Notes to Consolidated Financial Statements.

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

During the year ended December 31, 2021 and 2020 the Company paid $50,000 and $125,000 of accrued interest for the related party collateralized convertible debentures.

The remaining accrued interest is $52,740,000 and $52,790,000 as of December 31, 2021 and 2020.

PGIP is owned and managed by Hallmark Investment Corporation.  Messrs. Love and Schiffer are directors and executive officers of HIC and own 90% of all the issued and outstanding voting stock of HIC.

The Company maintains its administration and accounting offices with the offices of LREC in St. Louis, Missouri.  LREC, a Missouri Corporation, is owned by LIC, and is located at 212 South Central Avenue, St. Louis, Missouri 63105.  A fee of $2,000 per month was accrued in 2021 and $2,800 in 2020.  The Company made payments of $24,000 and $33,600 to LREC in 2021 and 2020, respectively, for the services described in the next paragraph.  There were no accrued accounting service fees as of December 31, 2021 and 2020.

The following is a list of services provided by LREC during 2021:

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

The Company has a Management Agreement with LREC.  As a consultant to the Company and in addition to the services listed on the previous page, LREC provides other services including, but not limited to, strategic planning, marketing, and financing as requested by the Company.  In consideration for these consulting services, the Company pays LREC a quarterly consulting fee of one-tenth of one percent of the book value of the Company’s assets, plus reasonable out-of-pocket expenses. As of December 31, 2021 and 2020, the book value of the Company’s assets was $68,000 and $95,000. Consulting fees were $300 and $1,000 in 2021 and 2020, respectively.  The Management Agreement will continue in effect until terminated upon 90 days prior written notice by a majority vote of the Company’s directors.

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

Item 14. Principal Accountant Fees and Services

Accounting review services and tax fees were rendered by Milhouse & Neal, LLP, the principal accountant of the Company, for the years ended December 31, 2021 and 2020 as follows:

	2021	2020
	($ in thousands)
Review fees	$-	$12
Tax fees	3	4
	$3	$16

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

In April 2019, the Company engaged the accounting firm of Milhouse & Neal, LLP as independent accountants for the fiscal year ended December 31, 2019.  Due to the inactive status of the Company and its diminishing financial resources, the Company elected not to engage the accounting firm of Milhouse & Neal, LLP to perform a review for the fiscal years ended December 31, 2021 and 2020.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	The following financial statements and the report of independent registered public accounting firm are filed as part of this Report:

a.	Report of Independent Registered Public Accounting Firm
b.	Consolidated Statements of Financial Position as of December 31, 2021 and 2020
c.	Consolidated Statements of Operations for the Years Ended December 31, 2021 and 2020
d.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020
e.	Consolidated Statements of Stockholders' Deficiency for the Years Ended December 31, 2021 and 2020
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

PGI INCORPORATED (Registrant)

Date: March 31, 2022	By:	/s/ Laurence A. Schiffer
Laurence A. Schiffer, President
(Duly Authorized Officer and
Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew S. Love	Chairman of the Board	March 31, 2022
Andrew S. Love	Secretary

/s/ Laurence A. Schiffer	Vice Chairman of the Board,	March 31, 2022
Laurence A. Schiffer	President, Principal Executive
Officer, Principal Financial Officer, and Principal Accounting Officer

