Form 10-Q
period 2022-03-31
PGI INC
filed 2022-05-13
CIK 81157

FORM 10-Q

U.S SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of May 13, 2022, there were 5,317,758 shares of the registrant’s common stock, $.10 par value per share, outstanding.

PGI INCORPORATED AND SUBSIDIARIES

Form 10 – Q

For the Quarter Ended March 31, 2022

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

PGI INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

($ in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
ASSETS
Cash	$45	$58
Land inventory	10	10
	$55	$68
LIABILITIES
Accounts payable and accrued expenses	$158	$157
Accrued real estate taxes	4	5
Accrued interest:
Subordinated convertible debentures payable	29,860	29,512
Convertible debentures payable-related party	52,740	52,740
Notes payable	3,527	3,512
Credit agreements:
Notes payable	1,198	1,198
Subordinated convertible debentures payable	8,025	8,025
	95,512	95,149
STOCKHOLDERS' DEFICIENCY
Preferred stock, par value $1.00 per share; authorized 5,000,000 shares; 2,000,000 Class A cumulative convertible shares issued and outstanding; (liquidation preference of $8,000 plus unpaid cumulative dividends of $16,595)	2,000	2,000
Common stock, par value $0.10 per share; authorized 25,000,000 shares; 5,317,758 shares issued and outstanding	532	532
Paid-in capital	13,498	13,498
Accumulated deficit	(111,487)	(111,111)
	(95,457)	(95,081)
	$55	$68

See accompanying notes to Condensed Consolidated Financial Statements.

Part I Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

($ in thousands, except per share data)

	Three Months Ended
	March 31,	March 31,
	2022	2021
REVENUES
Interest income	$-	$-
	-	-
COSTS AND EXPENSES
Interest	363	356
Taxes and assessments	1	1
Consulting and accounting-related party	6	6
General and administrative	6	6
	376	369
NET LOSS	$(376)	$(369)
NET LOSS PER SHARE(*) AVAILABLE TO COMMON STOCKHOLDERS-Basic and diluted	$(0.10)	$(0.10)

_________

*Considers the effect of dividends on preferred stock for the three months ended March 31, 2022 and 2021.

See accompanying notes to Condensed Consolidated Financial Statements.

4

Part I Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

($ in thousands)

	Three Months Ended
	March 31,	March 31,
	2022	2021

Net cash used in operating activities	$(13)	$(17)

Net change in cash	(13)	(17)

Cash at beginning of period	58	81

Cash at end of period	$45	$64

See accompanying notes to Condensed Consolidated Financial Statements.

Part I Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)

Three Months ended March 31, 2022

($ in thousands, except share data)

	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balances at 1/1/22	2,000,000	$2,000	5,317,758	$532	$13,498	$(111,111)	$(95,081)

Net Loss	-	-	-	-	-	(376)	(376)
Balances at 3/31/22	2,000,000	$2,000	5,317,758	$532	$13,498	$(111,487)	$(95,457)

Three Months ended March 31, 2021

($ in thousands, except share data)

	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balances at 1/1/21	2,000,000	$2,000	5,317,758	$532	$13,498	$(109,699)	$(93,669)

Net Loss	-	-	-	-	-	(369)	(369)
Balances at 3/31/21	2,000,000	$2,000	5,317,758	$532	$13,498	$(110,068)	$(94,038)

See accompanying notes to Condensed Consolidated Financial Statements.

PGI INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PGI Incorporated (“PGI”) and its subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10 - Q and therefore do not include all disclosures necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The Company’s most recent audited financial statements are for the year ended December 31, 2018 and the year 2019 was reviewed by independent public accountants. For these years and for many years prior, the Company’s independent registered public accounting firm included an explanatory paragraph regarding the Company’s ability to continue as a going concern. In 2019, management concluded the Company is an Inactive Registrant and accordingly no longer engages an independent accountant for its SEC filings.

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

The Company’s major efforts and activities have been, and continue to be, to sell the remaining assets of the Company, to repay its indebtedness, and to pay the administrative costs of the Company. The potential values of the land parcels held for sale has been difficult to assess. The Company will seek to realize full market value for each remaining asset, the amounts realized may be at substantial variance from its present financial statement carrying value. Many of these assets may be of so little value and marketability that the Company has elected to not pay the real estate taxes on selected parcels, which may eventually result in a defacto liquidation of such property by subjecting such property to a tax sale. In management’s judgement, the remaining assets will be insufficient to satisfy much, if any, of the outstanding indebtedness and there will be no recoveries by the shareholders. Consequently, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2021 filed with the Securities and Exchange Commission.

The Company remains in default under the indentures governing its unsecured subordinated debentures. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 6, 7, and 8 to the Company’s consolidated financial statements for the year ended December 31, 2021, as contained in the Company’s Annual Report on Form 10 - K).

All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the three months ended March 31, 2022 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2022 or any other interim period.

PGI INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

(2)	Per Share Data

Basic per share amounts are computed by dividing net income (loss), after deducting current period dividends on the Company’s preferred stock, by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for the three months ended March 31, 2022 and 2021 was 5,317,758.

Diluted per share amounts are computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and outstanding convertible debentures, if dilutive, into shares of common stock. For the three months ended March 31, 2022 and 2021, the assumed conversion of all outstanding convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

The following is a summary of the calculations used in computing basic and diluted loss per share for the three months ended March 31, 2022 and 2021.

	Three Months Ended
	March 31,	March 31,
	2022	2021
	($ in thousands,
	except share and per share data)

Net Loss	$(376)	$(369)

Preferred dividends	(160)	(160)

Loss Available to Common shareholders	$(536)	$(529)

Weighted Average Number Of Common Shares Outstanding	5,317,758	5,317,758

Basic and Diluted Loss Per Common Share	$(0.10)	$(0.10)

PGI INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

(3)	Statement of Cash Flow

The Financial Accounting Standards Board Accounting Standards Codification Topic No. 230, “Statement of Cash Flows”, requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. There were no payments of interest for the three month periods ended March 31, 2022 and March 31, 2021.

(4)	Land Inventory

Land inventory consisted of

	March 31,	December 31,
	2022	2021
	($ in thousands)
Fully improved land	$10	$10

(5)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	March 31,	December 31,
	2021	2021
	($ in thousands)
Accrued tax preparation expense	$4	$3
Accrued debenture fees	153	153
Accrued miscellaneous	1	1
	$158	$157

Accrued real estate taxes consisted of:
Current real estate taxes	$2	$4
Delinquent real estate taxes	2	1
	$4	$5

PGI INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

(6)	Credit Agreements: Notes Payable and Subordinated Convertible Debentures Payable

Credit agreements consisted of the following:

	March 31,	December 31,
	2022	2021
	($ in thousands)
Notes payable - $1,176,000 bearing interest at prime plus 2%, the remainder non-interest bearing, all past due	$1,198	$1,198

Subordinated convertible debentures payable:
At 6% interest; due May 1992	8,025	8,025
	8,025	8,025
	$9,223	$9,223

(7)	Income Taxes

At December 31, 2021, the Company had an operating loss carryforward of approximately, $69,349,000 available to reduce future taxable income. These operating losses expire at various dates through 2040.

The following summarizes the temporary differences of the Company at March 31, 2022 and December 31, 2021 at the statutory rate:

	March 31,	December 31,
	2022	2021
	($ in thousands)
Deferred tax asset
Net operating loss carryforward	$18,248	$18,154
Expenses capitalized under IRC 263(a)	37	37
Tax credits (AMT)	57	57
Valuation allowance	(18,342)	(18,248)
Total deferred tax asset	$-	$-

(8)	Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, other than debt, approximates fair value at March 31, 2022 and December 31, 2021 because of the short maturity of those instruments. It was not practicable to estimate the fair value of the Company’s notes payable and its convertible debentures because these debts are in default causing no basis for estimating value by reference to quoted market prices or current rates offered to the Company for debt of the same remaining maturities.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note

The Company’s remaining land inventory consists of two single family lots, an approximate 7 acre parcel and some other minor parcels of real estate consisting of easements in Citrus County Florida, which are owned through its wholly-owned subsidiary, Sugarmill Woods, Inc. (“Sugarmill Woods”). Subsequent to March 31, 2022, the two single family lots were sold and PGI realized approximately $38,000. In addition, Punta Gorda Isles Sales, Inc. (“PGIS”), a wholly-owned subsidiary of the Company, owns 11 parcels of real estate in Charlotte County, Florida, which in total approximates 58 acres, but these parcels have limited value because of associated developmental constraints such as wetlands, easements, and/or other obstacles to development and sale.

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

The Company, formerly a Florida residential developer, is dormant with less than 70 acres of remaining landholdings, much of which has little value due to various restrictions. The Company’s consolidated financial statements show it has a Stockholders’ Deficiency of $95.1 million as of December 31, 2021. BKD, the Company’s PCAOB registered public accounting firm until the date the Company filed its Form 10-K for Fiscal 2018 which was February 25, 2019, expressed a “going concern” opinion with respect to the Company for its Fiscal 2018 financial statements and had expressed such opinions for many years previously. PGI has had no trading of its securities in many years. Any future real estate transactions by the Company will be limited, uncertain as to timing and as to value. Subsequent to March 31, 2022 two single family lots were sold and PGI realized approximately $38,000. Any future real estate transactions by the Company will be limited, uncertain as to timing and as to value. Ultimately, PGI expects that proceeds from sales of its remaining real estate, if any, will provide some minimal recoveries for PGI’s senior debtholders.

As of March 31, 2022, the Company remained in default under its subordinated convertible debentures and notes payable, as well as the accrued interest with respect to its collateralized convertible debentures.

Results of Operations

There was no revenue for the three month periods ended March 31, 2022 and 2021.

Expenses for the three month period ended March 31, 2022 increased by $7,000 when compared to the same period in 2021. This change reflects a $7,000 increase in interest expense relating to the Company’s outstanding debt, held by non-related parties. Interest expense relating to the Company’s outstanding debt for the 6% subordinated convertible debentures, increased by $7,000 primarily as a result of interest compounding on past due balances.

The Company incurred a net loss of $376,000 during the three month period ended March 31, 2022 compared to a net loss of $369,000 for the comparable period in 2021. After deducting preferred dividends, totaling $160,000 for the three month periods ended March 31, 2022 and 2021, with respect to the Class A Preferred Stock, a net loss per share of $(.10) was incurred for the three month periods ended March 31, 2022 and 2021,respectively. The total cumulative preferred dividends in arrears with respect to the Class A Preferred Stock through March 31, 2022 is $17,235,000.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow Analysis

During the three month period ended March 31, 2022, the Company’s net cash used in operating activities was $13,000 compared to $17,000 for the comparable period in 2021. There was no cash provided from financing or investing activities during the three month periods ended March 31, 2022 and 2021.

Analysis of Financial Condition

Total assets decreased by $13,000 at March 31, 2022 compared to total assets at December 31, 2021, reflecting the following changes:

	March 31,	December 31,	Increase
	2022	2021	(Decrease)
		($ in thousands)
Cash	$45	$58	$(13)
Land inventory	10	10	-
	$55	$68	$(13)

During the three month period ended March 31, 2022, cash decreased by $13,000 compared to December 31, 2021 as a result of the Company paying its administrative costs.

Liabilities were $95,512,000 at March 31, 2022 compared to $95,149,000 at December 31, 2021, reflecting the following changes which resulted in an increase of $363,000 of liabilities:

	March 31,	December 31,	Increase
	2022	2021	(Decrease)
		($ in thousands)
Accrued expenses	$158	$157	$1
Accrued real estate taxes	4	5	(1)
Accrued interest	86,127	85,764	363
Credit agreements:
Notes payable	1,198	1,198	-
Subordinated convertible debentures payable	8,025	8,025	-

	$95,512	$95,149	$363

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the three month period ended March 31, 2022, the amount of accrued expenses increased by $1,000 primarily due to the accrual of income tax preparation expense for the respective period. Accrued real estate taxes decreased by $1,000 during the three month period ended March 31, 2022 due to the payment of a portion of the 2021 accrued real estate taxes in the three month period ended March 31, 2022 and the accrual of real estate taxes for the respective period. Accrued interest during the three month period ended March 31, 2022 increased by $363,000 due to the amount of interest expense for such period. During the three month period ended March 31, 2022, the Company made no interest or principal payments on its outstanding notes payable and subordinated convertible debentures.

The Company remains in default on the entire principal amount plus interest of its subordinated convertible debentures and notes payable as well as the remaining accrued interest owed with respect to the collateralized convertible debentures.

The principal and accrued interest amounts due as of March 31, 2022 are as indicated in the following table:

	March 31, 2022
	Principal	Accrued
	Amount Due	Interest
	($ in thousands)

Subordinated convertible debentures:
At 6%, due May 1992	$8,025	$29,860

Collateralized convertible debentures-related party:
At 14%, due July 8, 1997	$-	$52,740

Notes payable:
At prime plus 2%, all past due	$1,176	$3,527
Non-interest bearing	22	-
	$1,198	$3,527

The Company does not have sufficient funds available (after payment of, or the reserving for the payment of, anticipated future operating expenses) to satisfy the principal or interest obligations on the above debentures and notes payable or any arrearage in preferred dividends.

The Company remains totally dependent upon the sale of parcels of its various remaining properties with respect to its ability to make any future debt service payments. Subsequent to March 31, 2022, the Company sold two single family lots and realized approximately, $38,000.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022. There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PGI INCORPORATED
(Registrant)

Date: May 13, 2022	/s/Laurence A. Schiffer
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

