Form 10-Q
period 2022-09-30
PGI INC
filed 2022-11-14
CIK 81157

FORM 10-Q

U.S SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  As of November 14, 2022, there were 5,317,758 shares of the registrant’s common stock, $.10 par value per share, outstanding.

PGI INCORPORATED AND SUBSIDIARIES

Form 10 – Q

For the Quarter Ended September 30, 2022

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

PGI INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

($ in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
ASSETS
Cash	$20	$58
Land inventory	-	10
	$20	$68
LIABILITIES
Accounts payable and accrued expenses	$157	$157
Accrued real estate taxes	5	5
Accrued interest:
Subordinated convertible debentures payable	30,561	29,512
Convertible debentures payable-related party	52,710	52,740
Notes payable	3,567	3,512
Credit agreements:
Notes payable	1,198	1,198
Subordinated convertible debentures payable	8,025	8,025
	96,223	95,149
STOCKHOLDERS' DEFICIENCY
Preferred stock, par value $1.00 per share; authorized 5,000,000 shares; 2,000,000 Class A cumulative convertible shares issued and outstanding; (liquidation preference of $8,000 plus unpaid cumulative dividends of $17,555)	2,000	2,000
Common stock, par value $0.10 per share; authorized 25,000,000 shares; 5,317,758 shares issued and outstanding	532	532
Paid-in capital	13,498	13,498
Accumulated deficit	(112,233)	(111,111)
	(96,203)	(95,081)
	$20	$68

See accompanying notes to Condensed Consolidated Financial Statements.

Part I Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

($ in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
REVENUES
Real estate sales	$-	$-	$38	$10
Other income	-	-	-	4
	-	-	38	14
COSTS AND EXPENSES
Cost of real estate sales	-	-	15	-
Interest	373	360	1,104	1,074
Taxes and assessments	1	1	3	4
Consulting and accounting-related party	6	6	18	18
Legal and professional	1	1	1	1
General and administrative	7	8	19	19
	388	376	1,160	1,116
NET LOSS	$(388)	$(376)	$(1,122)	$(1,102)

NET LOSS PER SHARE(*)
AVAILABLE TO COMMON
STOCKHOLDERS-Basic and diluted	$(0.10)	$(0.10)	$(0.30)	$(0.30)

*Considers the effect of dividends on preferred stock for the three and nine months ended September 30, 2022 and 2021.

See accompanying notes to Condensed Consolidated Financial Statements.

4

Part I Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

($ in thousands)

	Nine Months Ended
	September 30,	September 30,
	2022	2021

Net cash used in operating activities	$(38)	$(31)

Net change in cash	(38)	(31)

Cash at beginning of period	58	81

Cash at end of period	$20	$50

See accompanying notes to Condensed Consolidated Financial Statements.

Part I Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)

Three Months ended September 30, 2022

($ in thousands, except share data)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total

Balances at 6/30/22	2,000,000	$2,000	5,317,758	$532	$13,498	$(111,845)	$(95,815)

Net Loss	-	-	-	-	-	(388)	(388)
Balances at 9/30/22	2,000,000	$2,000	5,317,758	$532	$13,498	$(112,233)	$(96,203)

Three Months ended September 30, 2021

($ in thousands, except share data)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total

Balances at 6/30/21	2,000,000	$2,000	5,317,758	$532	$13,498	$(110,425)	$(94,395)

Net Loss	-	-	-	-	-	(376)	(376)
Balances at 9/30/21	2,000,000	$2,000	5,317,758	$532	$13,498	$(110,801)	$(94,771)

See accompanying notes to Condensed Consolidated Financial Statements.

Part I Financial Information (Continued)

PGI INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)

Nine Months ended September 30, 2022

($ in thousands, except share data)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total

Balances at 1/1/22	2,000,000	$2,000	5,317,758	$532	$13,498	$(111,111)	$(95,081)

Net Loss	-	-	-	-	-	(1,122)	(1,122)
Balances at 9/30/22	2,000,000	$2,000	5,317,758	$532	$13,498	$(112,233)	$(96,203)

Nine Months ended September 30, 2021

($ in thousands, except share data)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total

Balances at 1/1/21	2,000,000	$2,000	5,317,758	$532	$13,498	$(109,699)	$(93,669)

Net Loss	-	-	-	-	-	(1,102)	(1,102)
Balances at 9/30/21	2,000,000	$2,000	5,317,758	$532	$13,498	$(110,801)	$(94,771)

See accompanying notes to Condensed Consolidated Financial Statements.

PGI INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PGI Incorporated (“PGI”) and its subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10 - Q and therefore do not include all disclosures necessary for fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The Company’s most recent audited financial statements are for the year ended December 31, 2018 and the year 2019 were reviewed by independent public accountants. For these years and for many years prior, the Company’s independent registered public accounting firm included an explanatory paragraph regarding the Company’s ability to continue as a going concern. In 2019, management concluded the Company is an Inactive Registrant and accordingly no longer engages an independent accountant for its SEC filings.

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

All adjustments (consisting of only normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows have been made. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of operations to be expected for the fiscal year ending December 31, 2022 or any other interim period.

PGI INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

(2) Per Share Data

Basic per share amounts are computed by dividing net income (loss), after deducting current period dividends on the Company’s preferred stock, by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for the three and nine months ended September 30, 2022 and 2021 was 5,317,758.

Diluted per share amounts are computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding, after adjusting for the estimated effect of the assumed conversion of all cumulative convertible preferred stock and outstanding convertible debentures, if dilutive, into shares of common stock. For the three and nine months ended September 30, 2022 and 2021, the assumed conversion of all outstanding convertible preferred stock and collateralized convertible debentures would have been anti-dilutive.

The following is a summary of the calculations used in computing basic and diluted loss per share for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
	($ in thousands, except share and per share data)

Net Loss	$(388)	$(376)	$(1,122)	$(1,102)
Preferred dividends	(160)	(160)	(480)	(480)
Loss Available to Common shareholders	$(548)	$(536)	$(1,602)	$(1,582)

Basic and Diluted Weighted Average Number Of Common Shares Outstanding	5,317,758	5,317,758	5,317,758	5,317,758

Basic and Diluted Loss
Per Common Share	$(0.10)	$(0.10)	$(0.30)	$(0.30)

PGI INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

(3) Statement of Cash Flows

The Financial Accounting Standards Board Accounting Standards Codification Topic No. 230, “Statement of Cash Flows”, requires a statement of cash flows as part of a full set of financial statements. For quarterly reporting purposes, the Company has elected to condense the reporting of its net cash flows. Interest was paid during the nine months ended September 30, 2022, in the amount of $30,000 in connection with the collateralized convertible debentures which are held by related parties. There were no payments of interest for the nine month period ended September, 2021.

(4) Land Inventory

Land inventory consisted of

	September 30,	December 31,
	2022	2021
	($ in thousands)
Fully improved land	$-	$10

(5) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of:

	September 30,	December 31,
	2022	2021
	($ in thousands)
Accounts payable	$1	$3
Accrued tax preparation expense	3	-
Accrued debenture fees	153	153
Accrued miscellaneous	-	1
	$157	$157

Accrued real estate taxes consisted of:
Current real estate taxes	$2	$4
Delinquent real estate taxes	3	1
	$5	$5

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

The following summarizes the temporary differences of the Company at September 30, 2022 and December 31, 2021 at the statutory rate:

	September 30,	December 31,
	2022	2021
	($ in thousands)
Deferred tax asset
Net operating loss carryforward	$18,435	$18,154
Expenses capitalized under IRC 263(a)	37	37
Tax credits (AMT)	57	57
Valuation allowance	(18,529)	(18,248)
Total deferred tax asset	$-	$-

(8) Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments, other than debt, approximates fair value at September 30, 2022 and December 31, 2021 because of the short maturity of those instruments. It was not practicable to estimate the fair value of the Company’s notes payable and its convertible debentures because these debts are in default causing no basis for estimating value by reference to quoted market prices or current rates offered to the Company for debt of the same remaining maturities.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note

The Company’s remaining land inventory consists of an approximate seven acre parcel with an estimated value of $200,000 and some other minor parcels of real estate consisting of easements in Citrus County Florida, which are owned through its wholly owned subsidiary, Sugarmill Woods, Inc. (“Sugarmill Woods”). During the nine months ended September 30, 2022, two single family lots were sold and Sugarmill Woods realized approximately $38,000. In addition, Punta Gorda Isles Sales, Inc. (“PGIS”), a wholly owned subsidiary of the Company, owns eleven parcels of real estate in Charlotte County, Florida, which in total approximates 58 acres. These eleven parcels have limited value because of associated developmental constraints such as wetlands, easements, and/or other obstacles to development and sale.

In early 2019, the Board of Directors of PGI concluded that PGI met and continues to meet all of the conditions under which a registrant may be deemed an “Inactive Entity” as that term is defined or contemplated in Regulation S-X 3-11 and as the term “Inactive Registrant” is further contemplated in the Securities and Exchange Commission’s Division of Corporation Finance’s Financial Reporting Manual section 1320.2. Under Regulation 3-11 of Regulation S-X, the financial statements required thereunder with respect to an Inactive Registrant for purposes of reports pursuant to the Securities Exchange Act of 1934, including but not limited to annual reports on Form 10-K, may be unaudited. A representative of PGI informally discussed its view that PGI is an Inactive Registrant with a staff member of the Chief Accountant’s Office in the Division of Corporation Finance in February 2019. The consolidated financial statements were audited prior to 2019 by BKD, LLP (“BKD”) and a review was performed with respect to 2019 by Milhouse & Neal, LLP. However, due to its inactive status and diminishing financial resources, the aforementioned consolidated financial statements have not been reviewed or audited by a PCAOB registered public accounting firm for periods after 2019. Such disclosure was made on Form 8-K filed with the SEC on July 2, 2020.

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

As of September 30, 2022, the Company remained in default under its subordinated convertible debentures and notes payable, as well as the remaining balance of accrued interest with respect to its collateralized convertible debentures.

Results of Operations

There was no revenue for the three month periods ended September 30, 2022 and 2021.

Expenses for the three month period ended September 30, 2022 increased by $12,000 when compared to the same period in 2021 as follows:

Increase
(Decrease)
($ in thousands)
Interest	$13
General and administrative	(1)
$12

Interest expense relating to the Company’s outstanding debt, held by non-related parties, increased by $13,000 during the three month period ended September 30, 2022 compared to the same period in 2021. Interest expense relating to the Company’s outstanding debt for the 6% subordinated convertible debentures, increased by $7,000 primarily as a result of interest compounding on past due balances. Interest expense for notes payable increased by $6,000 due to an increase in the average prime interest rate to 5.35% for the three month period ended September 30, 2022 compared to 3.25% for the same period in 2021.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and administrative expenses during the three month period ended September 30, 2022 decreased by $1,000 when compared to the same period in 2021 due to expenses incurred in 2021 with listing the single family lots and the seven acre parcel in Citrus County for sale. There was no such expenses in 2022.

The Company incurred a net loss of $388,000 during the three month period ended September 30, 2022 compared to a net loss of $376,000 for the comparable period in 2021. After deducting preferred dividends, totaling $160,000 for the three month periods ended September 30, 2022 and 2021, with respect to the Class A Preferred Stock, a net loss per share of $(.10) was incurred for the three month periods ended September 30, 2022 and 2021, respectively. The total cumulative preferred dividends in arrears with respect to the Class A Preferred Stock through September 30, 2022 is $17,555,000.

Revenue for the nine months ended September 30, 2022 was $38,000 from real estate sales compared to revenue of $14,000 for the comparable 2021 period. The 2021 revenue consisted of real estate sales revenue of $10,000 and other revenue of $4,000 from a settlement claim, of over 30 years, when the Company was operating as a home builder. There was no other revenue for the nine months ended September 30, 2022.

Expenses for the nine month period ended September 30, 2022 increased by $44,000 when compared to the same period in 2021 as follows:

Increase
(Decrease)
($ in thousands)
Cost of real estate sales	$15
Interest	30
Taxes and Assessments	(1)
$44

The cost of real estate sales for the nine months ended September 30, 2022 increased by $15,000 compared to the nine months ended September 30, 2021, solely as a result of the costs and expenses incurred in connection with sales of real estate in the three months ended June 30, 2022. There was no such expense in the comparable period in 2021 due to the sale of an environmentally sensitive parcel of land in the nine months ended September 30, 2021 for which the Company had no cost basis.

Interest expense relating to the Company’s current outstanding debt, held by non-related parties, increased by $30,000 during the nine month period ended September 30, 2022 compared to the same period in 2021. Interest expense relating to the Company’s outstanding debt for the 6% subordinated debentures, increased by $22,000 primarily as a result of interest compounding on past due balances. Interest expense for notes payable increased by $8,000 due to an increase in the prime interest rate of 6.25% as of September 30, 2022 compared to 3.25% as of September 30, 2021.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Taxes and assessments expense decreased by $1,000 during the nine month period ended September 30, 2022 compared to the same period in 2021 due to the sale of real estate parcels in 2022 and 2021.

The Company incurred a net loss of $1,122,000 during the nine month period ended September 30, 2022 compared to a net loss of $1,102,000 for the comparable period in 2021. After deducting preferred dividends, totaling $480,000 for the nine month periods ended September 30, 2022 and 2021, with respect to the Class A Preferred Stock, a net loss per share of $(.30) was incurred for the nine month periods ended September 30, 2022 and 2021, respectively.

Cash Flow Analysis

During the nine month period ended September 30, 2022, the Company’s net cash used in operating activities was $38,000 compared to $31,000 for the comparable period in 2021. The 2022 cash used in operating activities includes $30,000 of interest paid to the collateralized convertible debenture holders. There was no cash provided by or used in financing or investing activities during the nine month periods ended September 30, 2022 and 2021.

Analysis of Financial Condition

Total assets decreased by $48,000 at September 30, 2022 compared to total assets at December 31, 2021, reflecting the following changes:

	September 30,	December 31,
	2022	2021	(Decrease)
		($ in thousands)
Cash	$20	$58	$(38)
Land inventory	-	10	(10)
	$20	$68	$(48)

During the nine month period ended September 30, 2022, cash decreased by $38,000, compared to December 31, 2021. The Company realized sale proceeds received of $38,000 from the sale of two lots and paid $30,000 to related parties for accrued interest payable in connection with the collateralized convertible debentures and cash expended of $46,000 for administrative costs.

Land inventory decreased by $10,000 during the first nine months of 2022 for the two lots sold during such period. There is one remaining parcel of seven acres which had been the subject of a Florida EPA Clean-Up Order. The Order has been resolved. Recent negotiations with respect to a proposed purchase suggests a value of approximately $200,000. The other land parcels are affected by environmentally sensitive land conditions or easements. The Company has recorded no carrying value for the remaining land holdings.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liabilities were approximately $96,223,000 at September 30, 2022 compared to approximately $95,149,000 at December 31, 2021, reflecting the following changes which resulted in an increase of $1,074,000 of liabilities:

	September 30,	December 31,	Increase
	2022	2021	(Decrease)
		($ in thousands)
Accounts payable and accrued expenses	$157	$157	$-
Accrued real estate taxes	5	5	-
Accrued interest	86,838	85,764	1,074
Credit agreements:			-
Notes payable	1,198	1,198	-
Subordinated convertible debentures payable	8,025	8,025	-
	$96,223	$95,149	$1,074

During the nine month period ended September 30, 2022, the amount of accrued interest increased by $1,074,000 as a result of $1,104,000 of interest expense for such period which was offset by the payment of $30,000 of accrued interest for the collateralized convertible debentures which are held by related parties.

The Company remains in default on the entire principal amount plus interest of its subordinated convertible debentures and notes payable as well as the remaining accrued interest owed with respect to the collateralized convertible debentures.

PGI INCORPORATED AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The principal and accrued interest amounts due as of September 30, 2022 are as indicated in the following table:

	September 30, 2022
	Principal	Accrued
	Amount Due	Interest
	($ in thousands)
Subordinated convertible debentures:
At 6%, due May 1992	$8,025	$30,561

Collateralized convertible debentures-related party:
At 14%, due July 8, 1997	$-	$52,710

Notes payable:
At prime plus 2%, all past due	$1,176	$3,567
Non-interest bearing	22	-
	$1,198	$3,567

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022. There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PGI INCORPORATED
(Registrant)

Date: November 14, 2022	/s/Laurence A. Schiffer
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

