Form 10-K
period 2022-12-31
PGI INC
filed 2023-03-31
CIK 81157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022 FINAL

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022 cannot be determined. See Item 5 of Form 10-K.

The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of March 31, 2023, 5,317,758 shares of Common Stock, par value $.10 per share, were outstanding.

PGI INCORPORATED AND SUBSIDIARIES

FORM 10 – K - 2022

Contents and Cross Reference Index

PART I

Item 1. Business

GENERAL

As used in this Annual Report on Form 10-K, the “Company” or “PGI” refers, unless the context otherwise requires, to PGI Incorporated and its subsidiaries.

This is a final SEC filing for PGI. Effective December 21, 2022, the Officers and Directors of PGI executed a Resolution to cease operations and allow the dissolution and wind up of the affairs of the Company.

The Company, a Florida corporation, was founded in 1958, and up until the mid 1990’s was in the business of building and selling homes, developing and selling home sites and selling undeveloped or partially developed tracts of land. Over approximately the last 30 years, the Company’s business focus has concentrated on its sales of its remaining real estate. This change was prompted by its continuing financial difficulties due to the principal and interest owed on its debt.

For many years, the Company’s independent accountants and management stated in its SEC filings that there was substantial doubt about the Company’s ability to continue as a going concern. PGI has been filing as an Inactive Registrant since 2019 when the Board of Directors of PGI concluded that PGI met all of the conditions of an “Inactive Entity” as that term is defined in Rule 3-11 of Regulation S-X and is further contemplated in the Securities and Exchange Commission’s Division of Corporation Finance’s Financial Reporting Manual section 1320.2. Accordingly, the financial statements have been unaudited.

The Company has been administratively dissolved by the Florida Secretary of State for the 2022 calendar year. During 2022, two single family lots were sold and Sugarmill Woods Inc. (“Sugarmill Woods”) realized approximately $39,000. The costs of continued operations, including insurance, administrative expenses, SEC filings, tax return preparation and filing, and other expenses of the Company exceed any income to which the Company is or reasonably could be entitled. The net cash used in operating activities for the year ended December 31, 2022 was $51,000 and $23,000 was used during the year ended December 31, 2021.

With the December 21, 2022 Resolution, the Board approved the sale of the Company’s last remaining parcel of value for a purchase price of $200,000, consistent with the offer in a sale transaction which failed earlier in the year. The parcel was sold to Love Investment Company (“LIC”), the primary preferred shareholder of PGI. Further, the Resolution approved the payment of the proceeds of the sale in full settlement of the remaining aggregate balance of accrued interest of the Convertible Secured Debentures of $52,709,836, held by LIC and Love-1989 Florida Partners L.P.,(“Love-1989”) an affiliate of LIC in proportion to their respective outstanding balances.

Item 1. Business (continued)

The Company’s remaining land inventory consisting of minor parcels of real estate available for tax sale. It consists of easements in Citrus County, Florida, and 12 parcels of real estate in Charlotte County, Florida, which total approximately 58 acres. The parcels have limited value because of associated developmental constraints such as wetlands, easements, and/or other obstacles to development and sale. The real estate taxes for the remaining parcels are delinquent.

AVAILABLE INFORMATION

The Company has filed annual and quarterly reports (including any exhibits or amendments to those reports) and other information with the SEC. These materials may also be accessed through the SEC’s website (www.sec.gov).

OTHER

As of December 31, 2022, the Company had no employees, and all services that have been provided to the Company were through contract services.

The Company’s website address is www.pgiincorporated.com. Information included on our website does not constitute part of this document.

Item 1A. Risk Factors

Not Applicable

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

The Company’s remaining land inventory consists of minor parcels of real estate available for tax sale. It consists of some minor easements in Citrus County, Florida, which are owned through its wholly owned subsidiary, Sugarmill Woods. In addition, the Company owns 12 parcels of real estate in Charlotte County, Florida, which total approximately 58 acres held through Punta Gorda Isles Sales, Inc. (“PGIS”), a wholly owned subsidiary of the Company. These parcels have limited value because of associated developmental constraints such as wetlands, easements, and/or other obstacles to development and sale. The real estate taxes for the remaining parcels are delinquent.

Item 3. Legal Proceedings

There are no legal proceedings.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no public trading market for the Company’s common equity securities. There have been no reported transactions in the Company’s common stock, par value $.10 (the “Common Stock”), since January 29, 1991, with the exception of the odd lot tender offer by PGIP LLC (“PGIP”), an affiliate of the Company, in 2003 which was described previously in the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2004 and the 2,260,706 shares of Common Stock assigned by Love-PGI Partners, L.P. (“L-PGI”) to LIC, an affiliate of L-PGI, effective December 31, 2016.

There were also a small number of over-the-counter quotations, obtained from www.otcmarkets.com, in 2017 and 2016 which were described previously in the Company’s annual reports on Form 10-K for the fiscal years ended December 31, 2017 and December 31, 2016. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

No dividends have ever been paid on the Common Stock, and payment of dividends on the Common Stock is restricted under the terms of the two indentures (one of which matured on June 1, 1991 and the other on May 1, 1992) pursuant to which the Company’s outstanding subordinated convertible debentures were issued and by the terms of the Company’s preferred stock. As of December 31, 2022, to the Company’s knowledge, there were 539 holders of record of the Company’s Common Stock and 317 debenture holders.

Item 6. Selected Financial Data

Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Effective December 21, 2022, the Officers and Directors of PGI executed a Resolution to cease operations and allow the dissolution and wind up of the affairs of the Company.

The Resolution approved the sale of the Company’s last remaining parcel of value to LIC, a Missouri Corporation, as well as the Company’s primary preferred shareholder. The parcel is approximately seven acres located in Citrus County, Florida and was judged to be a “contaminated site” in May 1995 by the Florida Department of Environmental Protection (“FDEP”). After years of clean-up activities by the Company, the FDEP advised in its May 8, 2020 Conditional Site Rehabilitation Completion Order that the Company had satisfied the rehabilitation requirements. During 2022 and 2021, the Company had marketed the parcel. During 2022, several unsuccessful third-party transactions indicated the parcel had a value of no more than $200,000. There were no pending third party offers or apparent opportunities for sale.

The Board accepted the LIC offer to purchase the respective seven-acre parcel for a purchase price of $200,000, consistent with the offer in the most recent failed sale transaction.

The Resolution further approves the proceeds of the sale of the Citrus County Parcel to be paid in full settlement of the remaining aggregate balance of accrued interest of the Convertible Secured Debentures of $52,709,836 held by LIC and Love-1989, a Missouri limited partnership, an affiliate of LIC, in proportion to their respective outstanding balances.

For many years, the Company’s independent accountants and management stated in its SEC filings that there was substantial doubt about the Company’s ability to continue as a going concern. In early 2019, the Board of Directors of PGI concluded that PGI met and continued to meet all conditions under which a registrant may be deemed an “Inactive Entity” as that term is defined or contemplated in Rule 3-11 of Regulation S-X.

The Company has been administratively dissolved by the Florida Secretary of State for the 2022 calendar year. The costs of continued operations, including insurance, administrative expenses, SEC filings, tax return preparation and filing, and other expenses of the Company exceed any income to which the Company is or reasonably could be entitled.

The Company’s remaining land inventory is available for tax sale. The remaining landholdings consist of minor easements in Citrus County, Florida, which are owned through its wholly owned subsidiary, Sugarmill Woods. In addition, the Company, owns 12 parcels of real estate in Charlotte County, Florida, held through PGIS, a wholly owned subsidiary, which totals approximately 58 acres. These parcels have limited value because of associated developmental constraints such as wetlands, easements, and/or other obstacles to development and sale. The real estate taxes for the remaining parcels are delinquent.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company’s historical financial statement indebtedness has included its 6% subordinated convertible debentures which matured in May, 1992, with a remaining face amount of $8,025,000; and various notes payable, with a remaining face amount of $1,198,000. The Company has recorded forgiveness of debt and interest for the entire balance of its outstanding debt.

The Company has been party to an agreement relating to the 6% subordinated convertible debentures, with Deutsch Bank Trust Company Americas (formerly known as Bankers Trust Company) as trustee pursuant to that certain Indenture dated May 1, 1972 (“the Indenture”), as to which Indenture the Company executed a certain Tolling Agreement dated April 15, 1998 for the purpose of tolling the application of the statute of limitations to said Indenture and the Company thereafter executed twenty-four (24) separate annual amendments to said tolling agreement such that the current Termination Date thereof is May 1, 2023. The Company will not execute any further tolling agreements with regard to the Indenture.

RESULTS OF OPERATIONS

Revenues

Revenues for the year ended December 31, 2022 include $96,399,000 in forgiveness of debt and interest revenue due to the dissolution of the Company effective with the December 21,2022 Resolution executed by the Officers and Directors of the Company. Consequently, revenues increased by $96,544,000 to $96,638,000 compared to revenues of $94,000 for the year ended December 31, 2021. In addition, there was an increase in real estate sales of $149,000 in 2022. Other income decreased by $4,000 in 2022 compared to 2021 as there was no other income in the year ended December 31, 2022. Other income in 2021 represents income from a settlement claim from over 30 years ago when the Company was operating as a home builder.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company recognized forgiveness of debt and interest expense for the year ended December 31, 2022 as follows:

	Forgiveness	Forgiveness
	of Debt	of Interest	Total
	($ in thousands)

Notes Payable (Note 6)	$1,198	$3,593	$4,791
Subordinated convertible debentures (Note 7)	8,025	30,915	38,940
Convertible debentures related party (Note 8)	-	52,510	52,510
Accrued expenses	154	-	154
Accrued real estate taxes	4	-	4
	$9,381	$87,018	$96,399

Costs and Expenses

Costs and expenses for the year ended December 31, 2022 increased by $51,000 when compared to the same period in 2021 as follows:

			Increase
	2022	2021	(Decrease)
	($ in thousands)
COSTS, EXPENSES AND OTHER
Cost of real estate sales	$17	$15	$2
Interest expense	1,485	1,437	48
Taxes and assessments	4	5	(1)
Consulting and accounting-related party	24	24	-
Legal and professional	3	1	2
General and administrative	24	24	-
	$1,557	$1,506	$51

The cost of real estate sales for the year ended December 31, 2022 increased by $2,000 compared to the year ended December 31, 2021, due to an increase in sales of real estate in 2022.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense accruing on the Company’s outstanding debt held by non-related parties, increased by $48,000 during the year ended December 31, 2022 compared to the year ended December 31, 2021. Interest expense accruing on the Company’s outstanding debt for subordinated convertible debentures, increased by $29,000 during the year ended December 31, 2022 as a result of interest accruing on past due balances. Interest expense relating notes payable increased by $19,000 due to an increase in the average prime interest rate of 4.84% for 2022 compared to 3.25% for 2021.

Taxes and assessments decreased by $1,000 in 2022 when compared to the same period in 2021 as a result of lower real estate tax expense due primarily to the sale of some parcels in 2022 and 2021.

Consulting and accounting expense was $24,000 for the years ended December 31, 2022 and 2021, respectively for accounting service fees paid to Love Real Estate Company (“LREC”). In addition, a quarterly consulting fee is paid to LREC of one-tenth of one percent of the carrying value of the Company’s assets.

Legal and professional expenses increased by $2,000 during the year ended December 31, 2022 when compared to the same period in 2021 primarily due to the dissolution and wind up of the affairs of the Company.

General and administrative expenses were $24,000 during the years ended December 31, 2022 and 2021.

The Company realized net income of $95,081,000 for the year ended December 31, 2022, compared to a net loss of $1,412,000 for the year ended December 31, 2021. Included in the 2022 and 2021 income and loss per share computation is $640,000 ($.12 per share of Common Stock) of annual cumulative preferred stock dividends in arrears.

FINANCIAL CONDITION

Total assets decreased by $61,000 at December 31, 2022 compared to total assets at December 31, 2021 reflecting the following changes:

			Increase
	2022	2021	(Decrease)
	($ in thousands)
Cash	$7	$58	$(51)
Land Inventory	-	10	(10)
	$7	$68	$(61)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net cash used in operating activities was $51,000 for the year ended December 31, 2022 compared to cash used in operations of $23,000 for the year ended December 31, 2021.

Cash received from operations during the year ended December 31, 2022 was $239,000 which was received from real estate sales. Cash received from operations in the year ended December 31, 2021 was $94,000, which represents $90,000 from real estate sales and $4,000 in miscellaneous income from a settlement claim from when the Company was operating as a home builder.

Cash expended for operations during the year ended December 31, 2022 was $290,000 which represents an increase of $173,000 compared to cash expended for operations of $117,000 in the year ended December 31, 2021.

Increase
(Decrease)
($ in thousands)
Cost of real estate sales paid	$(3)
Interest - related party paid	180
General and administrative paid	(4)
$173

The increase of $180,000 in payments of accrued interest payable is a result of interest paid on collateralized debt of $230,000 in the year ended December 31, 2022 compared to $50,000 in 2021.

Liabilities were $7,000 at December 31, 2022 compared to $95,149,000 at December 31, 2021, reflecting the following changes:

			Increase
	2022	2021	(Decrease)
	($ in thousands)
Accounts payable and accrued expenses	$7	$157	$(150)
Accrued real estate taxes	-	5	(5)
Accrued interest	-	33,024	(33,024)
Accrued interest-related party	-	52,740	(52,740)
Notes payable	-	1,198	(1,198)
Convertible subordinated debentures payable	-	8,025	(8,025)
	$7	$95,149	$(95,142)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Accounts payable and accrued expenses decreased by $150,000 at December 31, 2022, compared to December 31, 2021, with the treatment of $154,000 as debt forgiveness of accrued administration fees relating to the 6% subordinated convertible debentures which is offset by an increase of $4,000 for expenses accrued to wind up the affairs of the Company.

Accrued real estate taxes decreased by $5,000 at December 31, 2022 compared to December 31, 2021 due to the $1,000 payment of accrued real estate taxes in 2022 for parcels sold and the $4,000 reduction for delinquent real estate taxes on parcels that will be surrendered for tax sale.

Accrued interest decreased by $85,764,000 at December 31, 2022 compared to December 31, 2021 reflecting changes in the following accrued interest categories:

			Increase
	2022	2021	(Decrease)
	($ in thousands)
Convertible subordinated debentures	$-	$29,512	$(29,512)
Convertible debentures-related party	-	52,740	(52,740)
Notes Payable	-	3,512	(3,512)
	$-	$85,764	$(85,764)

Accrued interest decreased $29,512,000 with $30,915,000 relating to the convertible subordinated debentures treated as income from the forgiveness of accrued interest payable as compared to the $1,403,000 of interest expense accrued for the year ended December 31, 2022. See Note 8 to the consolidated financial statements under Item 8.

The decrease in accrued interest of $52,740,000 for the collateralized convertible debentures results from $230,000 in payment of interest and $52,510,000 in forgiveness of accrued interest during the year ended December 31, 2022. See Note 9 to the consolidated financial statements under Item 8.

The decrease of $3,512,000 of accrued interest relating to the Company’s other outstanding debt represents $3,593,000 of income from the forgiveness of interest as compared to the $81,000 of interest expense accrued for the year ended December 31, 2022. See Note 7 of the consolidated financial statements under Item 8.

The Company’s stockholders’ deficiency of $95,081,000 at December 31, 2021 was eliminated as of December 31, 2022 with the recognition of the forgiveness of debt and interest in 2022 with the Company dissolution.

Off-Balance Sheet Arrangements

The Company has no Off-Balance Sheet Arrangements.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk.

Not Applicable

Item 8. Financial Statements and Supplementary Data

Auditor Firm ID – 123

Auditor Name – None

Auditor Location – None

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMEMENTS OF FINANCIAL POSITION (UNAUDITED)
December 31, 2022 and 2021
($ in thousands, except share data)

	2022	2021
ASSETS
Cash	$7	$58
Land Inventory (Note 4)	-	10
	$7	$68

LIABILITIES
Accounts payable and accrued expenses (Note 5)	$7	$157
Accrued real estate taxes (Note 5)	-	5
Accrued Interest:
Subordinated convertible debentures (Note 7)	-	29,512
Convertible debentures-related party (Note 8)	-	52,740
Notes Payable (Note 6)	-	3,512
Credit Agreements:
Notes Payable (Note 6)	-	1,198
Subordinated convertible debentures payable (Note 7)	-	8,025
	$7	$95,149
Commitments and Contingencies (Note 12)	-	-

STOCKHOLDERS' DEFICIENCY
Preferred stock, par value $1.00 per share; authorized 5,000,000 shares; 2,000,000 Class A cumulative convertible shares issued and outstanding; (liquidation preference of $8,000,000 and cumulative dividends) (Note 10)	2,000	2,000

Common stock, par value $0.10 per share; authorized 25,000,000 shares; 5,317,758 shares issued and outstanding (Note 10)	532	532

Paid-in capital	13,498	13,498
Accumulated deficit	(16,030)	(111,111)
	-	(95,081)
	$7	$68

See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Years ended December 31, 2022 and 2021
($ in thousands, except per share data)

	2022	2021
Revenues:
Real Estate Sales	$239	$90
Forgiveness of Debt and interest	96,399	-
Miscellaneous income	-	4
	96,638	94

Costs and expenses:
Cost of real estate sales	17	15
Interest	1,485	1,437
Taxes and assessments	4	5
Consulting and accounting-related party	24	24
Legal and professional	3	1
General and administrative	24	24
	1,557	1,506

Net Income (Loss)	$95,081	$(1,412)

Net Income (Loss) Per Share
Available to Common Stockholders
Basic and Diluted (Note 15)	$17.76	$(0.39)

See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Years ended December 31, 2022 and 2021
($ in thousands)

	2022	2021
Cash flows from operating activites:

Cash received from operations:

Real estate sales	$239	$90
Miscellaneous income	-	4
	239	94
Cash expended for operations:

Cost of real estate sales	7	10
Interest - related party	230	50
Taxes and assessments	5	5
Consulting and accounting-related party	24	24
Legal and professional	1	1
General and administrative	23	27
	290	117

Net cash flows used in operating activities	(51)	(23)

Net change in cash	(51)	(23)

Cash at beginning of year	58	81
Cash at end of year	$7	$58

See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
Years ended December 31, 2022 and 2021
($ in thousands)

	2022	2021

Reconciliation of net loss to net cash used in operating activities:

Net income (loss)	$95,081	$(1,412)

Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of debt and interest	(96,399)	-

Decrease in assets:
Land inventory	10	4

Increase (decrease) in liabilities:
Accounts payable and accrued expenses	3	(3)
Accrued real estate taxes	(1)	1
Accrued interest	1,255	1,387

Net cash flows used in operating activities	$(51)	$(23)

See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)
Year ended December 31, 2022
($ in thousands, except share data)

	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balances at 1/1/22	2,000,000	$2,000	5,317,758	$532	$13,498	$(111,111)	$(95,081)

Net Income (Loss)	-	-	-	-	-	95,081	95,081
Balances at 12/31/22	2,000,000	$2,000	5,317,758	$532	$13,498	$(16,030)	$-

Year ended December 31, 2021
($ in thousands, except share data)

	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balances at 1/1/21	2,000,000	$2,000	5,317,758	$532	$13,498	$(109,699)	$(93,669)

Net Loss	-	-	-	-	-	(1,412)	(1,412)
Balances at 12/31/21	2,000,000	$2,000	5,317,758	$532	$13,498	$(111,111)	$(95,081)

See accompanying notes to consolidated financial statements.

PGI INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1. Nature of Business and Dissolution:

PGI Incorporated and Subsidiaries (the Company), a Florida corporation, was founded in 1958, and up until the mid 1990’s was in business of building and selling homes, developing and selling home sites and selling undeveloped or partially developed tracts of land. Over approximately the last 30 years, the Company’s business focus and emphasis changed substantially as it has concentrated its sales exclusively on the disposition of its remaining real estate.

In early 2019, the Board of Directors of PGI concluded that PGI met and has continued to meet all of the conditions under which a registrant may be deemed an “Inactive Entity” as that term is defined or contemplated in Rule 3-11 of Regulation S-X and as the term “Inactive Registrant” is further contemplated in the Securities and Exchange Commission’s Division of Corporation Finance’s Financial Reporting Manual section 1320.2. Under Rule 3-11 of Regulation S-X, the financial statements required thereunder with respect to an Inactive Registrant for purposes of reports pursuant to the Securities Exchange Act of 1934, including but not limited to annual reports on Form 10-K, may be unaudited. A representative of PGI informally discussed its view that PGI is an Inactive Registrant with a staff member of the Chief Accountant’s Office in the Division of Corporation Finance in February 2019.

Effective December 21, 2022, the Officers and Directors of PGI executed a Resolution to cease operations and allow the dissolution and wind up of the affairs of the Company.

The Resolution approved the sale of the Company’s last remaining parcel of value to Love Investment Company (“LIC”), a Missouri Corporation, as well as the Company’s primary preferred shareholder. The respective parcel was sold to LIC through its wholly owned subsidiary, Sugarmill Woods, Inc. (“Sugarmill Woods”) for a purchase price of $200,000, consistent with the offer in the most recent failed sale transaction. Also in 2022, two single family lots were sold and Sugarmill Woods realized approximately $39,000.

The Resolution further approves the proceeds of the sale of the Citrus County Parcel to be paid in full settlement of the remaining aggregate balance of accrued interest of the Convertible Secured Debentures held by Love-1989, a Missouri limited partnership, an affiliate of the Company and to LIC in proportion to their respective outstanding balances which totals $52,709,836.

The Company’s remaining land inventory consists of minor parcels of easements in Citrus County, Florida, which are owned through its wholly owned subsidiary, Sugarmill Woods. In addition, Punta Gorda Isles Sales, Inc. (“PGIS”), a wholly owned subsidiary of the Company, owns 12 parcels of real estate in Charlotte County, Florida, which total approximately 58 acres. These parcels have limited value because of associated developmental constraints such as wetlands, easements, and/or other obstacles to development and sale. The real estate taxes for the remaining parcels are delinquent and the parcels are available for tax sale.

PGI INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) (continued)

1. Nature of Business and Dissolution (continued):

The Company has been administratively dissolved by the Florida Secretary of State for the 2022 calendar year.

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

3. Real Estate Sales, Forgiveness of Debt and Interest and Other Income:

Revenues included forgiveness of indebtedness income and totaled $96,638,000 for the year ended December 31, 2022 compared to revenues of $94,000 for the year ended December 31, 2021.

Real estate sales and cost of sales consisted of:

	2022	2021
	($ in thousands)
Real estate sales	$239	$90
Cost of sales	17	15
Gross profit margin	$222	$75

PGI INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) (continued)

3. Real Estate Sales, Forgiveness of Debt and Interest and Other Income (continued):

The Company recognized forgiveness of debt and interest expense for the year ended December 31, 2022 as follows:

	Forgiveness	Forgiveness
	of Debt	of Interest	Total
	($ in thousands)

Notes Payable (Note 6)	$1,198	$3,593	$4,791
Subordinated convertible debentures (Note 7)	8,025	30,915	38,940
Convertible debentures related party (Note 8)	-	52,510	52,510
Accrued expenses	154	-	154
Accrued real estate taxes	4	-	4
	$9,381	$87,018	$96,399

Other income totaled $4,000 for the year ended December 31, 2021 which represents income from a settlement claim from over 30 years ago when the Company was operating as a home builder. There was no other income for the year ended December 31, 2022.

PGI INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) (continued)

4. Land Inventory:

Land inventory consisted of:

	2022	2021
	($ in thousands)
Fully improved land	$-	$10
	$-	$10

5. Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consisted of:

	2022	2021
	($ in thousands)
Accounts payable	$7	$-
Accrued audit, review and tax expense	-	3
Accrued debenture fees	-	153
Accrued miscellaneous	-	1
	$7	$157

Accrued Real Estate Taxes:

Accrued real estate taxes consisted of:

	2022	2021
	($ in thousands)
Current	$-	$4
Delinquent	-	1
	$-	$5

PGI INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) (continued)

6. Notes Payable:

The Company recognized forgiveness of debt and interest for the remaining outstanding notes payable balances with the December 21, 2022 Resolution to cease operations and allow the dissolution and wind up the affairs of the Company.

The notes payable forgiveness of debt and interest for the year ended December 31, 2022 is as follows:

	Debt	Interest
	($ in thousands)
Notes Payable-
At prime plus 2%, due October 1, 1985	$176	$508
At prime plus 2%, due October 1, 1987	1,000	3,085
Non-interest bearing, due August 1, 1993	22	-
	$1,198	$3,593

Accrued interest on notes payable consisted of the following:

	2022	2021
	($ in thousands)
Notes Payable-
At prime plus 2%, due October 1, 1985	$-	$496
At prime plus 2%, due October 1, 1987	-	3,016
	$-	$3,512

7. Subordinated Convertible Debentures Payable:

The Company recognized forgiveness of debt and interest for the remaining outstanding balance of the Subordinated Convertible Debentures with the December 21, 2022 Resolution to cease operations and allow the dissolution and wind up of the affairs of the Company.

PGI INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) (continued)

7. Subordinated Convertible Debentures Payable (continued):

The Subordinated Convertibles Debentures forgiveness of debt and interest for the year ended December 31, 2022 consisted of:

	Debt	Interest
	($ in thousands)
6%, due May, 1992	$8,025	$30,915

The Company was party to an agreement with Deutsch Bank Trust Company Americas (formerly known as Bankers Trust Company) as trustee pursuant to that certain Indenture dated May 1, 1972 (“the Indenture”), as to which Indenture the Company executed a certain Tolling Agreement dated April 15, 1998 for the purpose of tolling the application of the statute of limitations to said Indenture and the Company thereafter executed twenty-four (24) separate annual amendments to said tolling agreement such that the current Termination Date thereof is May 1, 2023. The Company will not execute any further tolling agreements with regard to the Indenture.

Since issuance, $152,000 of the 6% debentures have been converted into common stock. This conversion feature is no longer in effect.

Accrued interest on the 6% subordinated convertible debentures was $29,512,000 as of December 31, 2021.

The debentures are not collateralized and are subordinate to senior indebtedness ($1,198,000 at December 31, 2021). Payment of dividends on the Company’s common stock is restricted under the terms of the two indentures pursuant to which the outstanding debentures are issued.

8. Convertible Debentures Payable:

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

PGI INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) (continued)

8. Convertible Debentures Payable (continued):

During the years ended December 31, 2022 and 2021 the Company paid $230,000 and $50,000, respectively of accrued interest for the related party collateralized convertible debentures.

In 2022, the Company recognized income for the forgiveness of the balance of accrued interest of $52,510,000 with the December 21, 2022 Resolution to cease operations and allow the dissolution and wind up of the affairs of the Company. The Resolution approved the final payment of accrued interest of $200,000 as settlement in full for the remaining balance of the accrued interest.

The Interest paid and forgiveness of interest for the Convertible Debentures for the year ended December 31, 2022 is as follows:

	Interest	Interest
	Paid	Forgiven
	($ in thousands)
Love-1989 Convertible Debenture	$122	$28,133
LIC Convertible Debenture	108	24,377
	$230	$52,510

The accrued interest was $52,740,000 as of December 31, 2021.

PGI INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) (continued)

9. Income Taxes:

The Company will file a final tax return for the year ended December 31, 2022 due to the December 21, 2022 Resolution. There is no income tax liability.

The net operating loss carryforwards of $69,349,000 are utilized in 2022 and the excess of income from forgiveness of debt and interest is not included in gross income due to the insolvency of the Company pursuant to Internal Revenue Code Section 108(a)(1).

Reconciliation of the statutory federal income tax rates, 21% for the years ended December 31, 2022 and 2021, to the Company’s effective income tax rates follows:

	2022		2021
	($ in thousands)
		Percent of		Percent of
	Amount of tax	Pre-tax Loss	Amount of tax	Pre-tax Loss
Expected tax credit	$-	-21.0%	$(297)	-21.0%
State income taxes, net of federal tax benefits	-	-4.0%	(56)	-4.0%
Decrease in environmental liability	-	0.0%	-	0.0%
Increase (decrease) in valuation allowance	-	25.0%	353	25.0%
	$-	0.0%	$-	0.0%

The Company’s net operating loss carryforwards were utilized in 2022.

	2022	2021
	($ in thousands)
Deferred tax asset:
Net operating loss carryover	$-	$18,154
Expenses capitalized under IRC 263(a)	-	37
Tax credits (AMT)	-	57
Valuation allowance	-	(18,248)

Net deferred tax asset	$-	$-

The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2019. It is the Company’s policy to classify interest and penalties related to its tax positions in general and administrative expense in the consolidated statements of operations.

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

The holders of the preferred stock are entitled to one vote per share and, except as provided by law, will vote as one class with the holders of the common stock. Class A preferred stockholders are also entitled to receive cumulative dividends at the annual rate of $.32 per share, an effective yield of 8%. Dividends accrued for an initial two year period and, at the expiration of this period, preferred stockholders had the option of receiving accumulated dividends, when and if declared by the Board of Directors, in cash (unless prohibited by law or contract) or common stock. At December 31, 2022 cumulative preferred dividends in arrears totaled $17,715,000 ($640,000 of which related to the year ended December 31, 2022). On May 15, 1997 preferred dividends accrued through April 25, 1995 totaling $4,260,000 were paid in the form of 2,000,203 shares of common stock.

As of December 31, 2022 and 2021, the preferred stock is callable or redeemable at the option of the Company at $4.00 per share plus accrued and unpaid dividends. In addition, the preferred stock will be entitled to preference of $4.00 per share plus accrued and unpaid dividends in the event of liquidation of the Company.

At December 31, 2022 and 2021, the Company had reserved 3,756,000 common shares for the conversion of preferred stock.

PGI INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) (continued)

11. Quarterly Results:

Effective December 21, 2022, the Officers and Directors of PGI executed a Resolution to cease operations and allow the dissolution and wind up of the affairs of the Company.

As a result, the Company sold the last remaining parcel of value, a seven-acre parcel in Citrus County, Florida, to LIC, the Company’s primary preferred shareholder, that provided sale proceeds of approximately $200,000 in the fourth quarter of 2022. The Company paid the respective proceeds of $200,000 in full settlement of the remaining aggregate balance of accrued interest of the Convertible Secured Debentures held by Love-1989, an affiliate of the Company and to LIC in proportion to their respective outstanding balances which totals $52,709,836.

The company recognized forgiveness of debt and interest expense of $96,399,000 in the quarter ended December 31, 2022.

12. Commitments and Contingencies:

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

13. Related Party Transactions:

The Company’s primary preferred shareholder is LIC which is owned and managed by Andrew S. Love and Laurence A. Schiffer. Messrs. Love and Schiffer serve as the executive officers and directors of the Company.

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

Effective December 21, 2022, the Officers and Directors of PGI executed a Resolution to cease operations and allow the dissolution and wind up of the affairs of the Company.

PGI INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) (continued)

13. Related Party Transactions (continued):

As a result, the Company sold the last remaining parcel of value, a seven-acre parcel in Citrus County, Florida, to LIC, the Company’s primary preferred shareholder. The parcel was sold for $200,000, consistent with the offer in the most recent failed sale transaction earlier in the year. The Company paid the proceeds of $200,000 in full settlement of the remaining $52,709,836 balance of accrued interest of the Convertible Secured Debentures held by Love-1989, an affiliate of the Company and to LIC.

During the years ended December 31, 2022 and 2021 the Company paid $230,000 and $50,000, respectively, of accrued interest for the related party collateralized convertible debentures.

The accrued interest was $52,740,000 as of December 31, 2021.

PGIP is owned and managed by Hallmark Investment Corporation (“HIC”). Messrs. Love and Schiffer are directors and executive officers of HIC and own 90% of all the issued and outstanding voting stock of HIC.

The Company has maintained its administration and accounting offices with LREC, which is owned by LIC and has been paid a monthly fee for the following:

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
7.	Handle day-to-day accounting requirements

PGI INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) (continued)

13. Related Party Transactions (continued):

In addition, the Company has received office space, telephone service and computer service from LREC. A fee of $2,000 per month was accrued in 2022 and 2021. The Company made payments of $24,000 to LREC in 2022 and 2021, respectively, for service fees. There were no accrued accounting service fees as of December 31, 2022 and 2021.

The Company has had a Management Consulting Agreement with LREC. As a consultant to the Company and in addition to the above services, LREC has provided other services including, but not limited to, strategic planning, marketing and financing as requested by the Company. In consideration for these consulting services, the Company has paid LREC a quarterly consulting fee of one-tenth of one percent of the carrying value of the Company’s assets, plus reasonable out-of-pocket expenses. As of December 31, 2022 and 2021, the carrying value of the Company’s assets was approximately $7,000 and $68,000 respectively. Consulting fees were $170 and $300 in 2022 and 2021, respectively.

In 1985 a corporation owned by the former Chairman of the Board and his family made an uncollateralized loan to the Company. The Company recognized forgiveness of debt and interest as of December 31, 2022, for the outstanding principal balance of $176,000 and outstanding accrued interest of $508,000, totaling $684,000. The balance of outstanding principal at December 31, 2021 was $176,000 plus accrued interest of $496,000, totaling an outstanding balance of $672,000. Interest accrued on this loan was $12,000 and $9,000 in 2022 and 2021, respectively.

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

The estimated fair values of the Company’s financial instruments are as follows:

	2022		2021
	($ in thousands)
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash	$7	$7	$58	$58
Accounts payable	7	7	-	-
Debt	-	-	9,223	-

PGI INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) (continued)

15. Income (Loss) Per Share:

The following is a summary of the calculations used in computing basic and diluted income (loss) per share:

	2022	2021
	($ in thousands, except share data)
Numerator:
Net Income (Loss)	$95,081	$(1,412)
Preferred Dividends	(640)	(640)
Loss Available to Common Shareholders	$94,441	$(2,052)

Denominator:
Basic and Diluted
Weighted average amount of shares outstanding	5,317,758	5,317,758

Income (Loss) per share
Basic	$17.76	$(0.39)
Diluted	$17.76	$(0.39)

16. Subsequent Events:

Management has evaluated subsequent events from the balance sheet date through March 31, 2023 and has determined that no material subsequent events exist.

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

In April 2019, the Company engaged the accounting firm of Milhouse & Neal, LLP as independent accountants for the fiscal year ended December 31, 2019. Due to the inactive status of the Company and its diminishing financial resources, the Company elected not to engage the accounting firm of Milhouse & Neal, LLP to perform a review for the fiscal year ended December 31, 2022 and 2021.

Item 9A. Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) under the supervision and with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of the Company. Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022. There have been no changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ending December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concludes that, as of December 31, 2022, the Company’s internal control over financial reporting is effective.

Item 9B. Other Information

Not Applicable

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following information, regarding executive officers and directors of the Company, is as of March 31, 2023.

Name and Age	Position with Company and Business Experience During the Last Five Years

Laurence A. Schiffer (age 83)

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

Andrew S. Love (age 79)

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

Neither Mr. Schiffer nor Mr. Love had any outstanding equity awards. The Company does not have a compensation plan or individual compensation arrangement under which its equity securities may be issued.

Neither Mr. Schiffer nor Mr. Love received fees from any source directly attributable to their services as directors of the Company during 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below provides certain information as of March 31, 2023 regarding the beneficial ownership of the Common Stock and the Class A cumulative convertible preferred stock (the “Preferred Stock”) by each person known by the Company to be the beneficial owner of more than five percent of either the Common Stock or the Preferred Stock, each director of the Company (which persons are also the Company’s only executive officers), and by virtue of the foregoing, the directors and executive officers of the Company as a group.

					Percent of Total		Percent of
Name(8)	Common Stock		Preferred Stock		Common Stock (1)	Preferred Stock	Total Voting Power (1)

Estate of Harold Vernon	998,777	(1)(2)	-		18.8%	-	13.7%
Mary Anne Johns Trust	-	(2)(3)	125,000	(3)	- (3)	6.3%	5.0%
Love Investment Company	2,260,706	(4)	1,875,000	(4)	42.5%	93.8%	56.5%
Andrew S. Love	2,263,215	(5)	1,875,000	(5)	42.6%	93.8%	56.6%
Laurence A. Schiffer	2,263,215	(6)	1,875,000	(6)	42.6%	93.8%	56.6%
All executive officers and directors as a group (2 persons)	2,263,215	(7)	1,875,000	(7)	42.6%	93.8%	56.6%

35

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

As of December 31, 2022, the Company did not have a compensation plan or individual compensation arrangement under which its equity securities may be issued.

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

Effective December 21, 2022, the Officers and Directors of PGI executed a Resolution to cease operations and allow the dissolution and wind up of the affairs of the Company.

As a result, the Company sold the last remaining parcel of value, a seven-acre parcel in Citrus County, Florida, to LIC, the Company’s primary preferred shareholder, that provided sale proceeds of approximately $200,000. The Company paid the respective proceeds of $200,000 in full settlement of the remaining aggregate balance of accrued interest of the Convertible Secured Debentures held by Love-1989, an affiliate of the Company and to LIC in proportion to their respective outstanding balances which totals $52,709,836.

During the years ended December 31, 2022 and 2021 the Company paid $230,000 and $50,000, respectively, of accrued interest for the related party collateralized convertible debentures.

During the year ended December 31, 2022 and 2021 the Company paid $230,000 and $50,000 of accrued interest for the related party collateralized convertible debentures.

The accrued interest was $52,740,000 as of December 31, 2021.

PGIP is owned and managed by Hallmark Investment Corporation. Messrs. Love and Schiffer are directors and executive officers of HIC and own 90% of all the issued and outstanding voting stock of HIC.

The Company has maintained its administration and accounting offices with the offices of LREC in St. Louis, Missouri. LREC, a Missouri Corporation, is owned by LIC, and is located at 212 South Central Avenue, St. Louis, Missouri 63105. A fee of $2,000 per month was accrued in 2022 and 2021. The Company made payments of $24,000 to LREC in 2022 and 2021, respectively, for the services described in the next paragraph. There were no accrued accounting service fees as of December 31, 2022 and 2021.

The following is a list of services provided by LREC during 2022:

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

Although an amount was paid to LREC as reimbursement for expenses and as a fee for providing management services to the Company, neither the Company nor LREC maintain records which would allow them to attribute any portion of the aforementioned monthly fee to reimbursement of particular expenses or to payment for the management services performed for the Company by individual employees of LREC, including Messrs. Love and Schiffer.

The Company had a Management Agreement with LREC. As a consultant to the Company and in addition to the services listed on the previous page, LREC provided other services including, but not limited to, strategic planning, marketing, and financing as requested by the Company. In consideration for these consulting services, the Company paid LREC a quarterly consulting fee of one-tenth of one percent of the book value of the Company’s assets, plus reasonable out-of-pocket expenses. As of December 31, 2022 and 2021, the book value of the Company’s assets was $7,000 and $68,000. Consulting fees were $170 and $300 in 2022 and 2021, respectively. The Management Agreement has been discontinued with the dissolution of the Company effective December 21, 2022.

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

Item 14. Principal Accountant Fees and Services

Tax preparation fees were rendered by Milhouse & Neal, LLP, the principal accountant of the Company, for the years ended December 31, 2022 and 2021 as follows:

	2022	2021
	($ in thousands)
Tax fees	$4	$3

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

In April 2019, the Company engaged the accounting firm of Milhouse & Neal, LLP as independent accountants for the fiscal year ended December 31, 2019. Due to the inactive status of the Company and its diminishing financial resources, the Company elected not to engage the accounting firm of Milhouse & Neal, LLP to perform a review for the fiscal years ended December 31, 2022 and 2021.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	The following financial statements and the report of independent registered public accounting firm are filed as part of this Report:

a.	Report of Independent Registered Public Accounting Firm
b.	Consolidated Statements of Financial Position as of December 31, 2022 and 2021
c.	Consolidated Statements of Operations for the Years Ended December 31, 2022 and 2021
d.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021
e.	Consolidated Statements of Stockholders' Deficiency for the Years Ended December 31, 2022 and 2021
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

99.

Unanimous Written Consent of the Officers and Directors of PGI Incorporated dated as of December 21, 2022 (filed as Exhibit 99.1 to the Registrant’s Form 8-K dated December 27, 2022 and incorporated herein by reference).

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

PGI INCORPORATED (Registrant)

Date: March 31, 2023	By:	/s/Laurence A. Schiffer
Laurence A. Schiffer, President (Duly Authorized Officer and Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Andrew S. Love	Chairman of the Board	March 31, 2023
Andrew S. Love	Secretary

/s/Laurence A. Schiffer	Vice Chairman of the Board,	March 31, 2023
Laurence A. Schiffer	President, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer

